Form 10QSB
period 2004-06-30
GRAYMARK PRODUCTIONS INC
filed 2004-10-12
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to

Commission File Number: 000-50638

GRAYMARK PRODUCTIONS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 N. Robinson, Suite 920 Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

(405) 601-5300
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2004, 8,258,425 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2004

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves”  refer collectively to GrayMark Productions, Inc., its predecessor, GrayMark Productions, L.L.C., and its executive officers and directors.  The term “independent,” as used in this report, is used to distinguish us from the term “major studios” that is generally regarded in the entertainment industry to mean Universal Pictures, Warner Bros., Twentieth Century Fox, Sony Pictures Entertainment, Paramount Pictures, The Walt Disney Company, Metro Goldwyn Mayer and their respective affiliates.  The terms “low-budget motion pictures,” “low-budget films” or “low-budget movie” within this report, refer to motion pictures that have a production budget of $2 to $5 million.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Development Stage Company

We are a development stage company.  We operated historically as a limited liability company, GrayMark Productions, L.L.C. that was formed in August 2001.   Since commencement of our operations in August 2001, we have not generated a material amount of revenue from operations.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests in GrayMark Productions, L.L.C. exchanged their respective member interests in GrayMark Productions, L.L.C. for 4,870,000 shares of our common stock.  As a result of this exchange, GrayMark Productions, L.L.C. became a wholly-owned subsidiary of GrayMark Productions, Inc. and the plan of operation of GrayMark Productions, L.L.C. became that of GrayMark Productions, Inc.

We have completed production of our first motion film project, Cloud 9, and are in the process of marketing both the foreign and domestic rights to the film.  We have not generated any revenue to date from Cloud 9.

The following discussion covers our plan of operations for the next 12 months.  As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Movie Development and Production

The movie industry generally consists of two principal activities, production and distribution.  Production encompasses the development, financing and creation of feature-length movies.  Distribution entails the promotion and marketing of movies in the various media markets, including theatrical, home video and television presentation.

We anticipate primarily producing English language motion pictures intended primarily for domestic theatrical release and to a much lesser extent the ancillary market (home video and television, including pay-per-view, cable, satellite and network broadcast), that have production budgets of $2 to $5 million (“low-budget motion pictures,” “low budget movies” or “low-budget films”).

The development and production costs of a low-budget film and each cost category varies from movie-to-movie and this variation may be substantial.   Each movie is unique and the storyline, special effects, production locations, creative personnel involved, etc. affect the budget amount of each cost category.  Accordingly, we believe the cost categories are somewhat indeterminable until the particular movie is identified and developed.

Rather than retain and employ personnel to develop screenplays and perform other movie development activities, we typically acquire movies for production that are in the development phase, generally to the point that the initial screenplay has been written, and that are low-budget films.  In the pre-production and production phases of a motion picture, we intend to hire skilled creative and production personnel, including cinematographers, editors, costume designers, set designers, sound and lighting technicians and actors on an as needed basis.

We expect to enter into various production cost and revenue sharing arrangements, including joint ventures, partnerships and limited liability companies, on a movie-by-movie basis.  These sharing arrangements are intended to complement or expand our business to permit the production of a greater number of movies, while sharing the financial risks of the movie.  We may not realize the financial benefits we anticipated when we entered into these arrangements.  In addition, the negotiation of these arrangements, whether successful or not, could require us to incur significant costs and cause diversion of management’s time and resources.  Accordingly, the costs of obtaining these sharing arrangements will increase our invested cost in a movie without providing a correlating increase in the movies revenues; thus, adversely affecting the financial performance of the movie.

Following our production of the movie, we intend to arrange for distribution through third-parties primarily into the domestic and international theatrical markets.  We do not have any plans to release our movies directly to the ancillary market (home video or pay and free television).  However, we may distribute our movies into the ancillary markets if the opportunity were to develop.  Our primary distribution market will be the domestic and international theatrical markets.

A substantial amount of time may elapse between our expenditure of funds and the receipt of revenue from the motion picture.  Accordingly, we plan on producing one movie during 2004 and not undertake the production of any additional movies unless we have sufficient funds with which to complete production.

Our produced movies will be distributed domestically pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Any foreign distribution will be pursuant to sale of the distribution rights to an unrelated third-party international distributor for a single up-front payment.  As of the date of this report, we have not entered into any distribution arrangements.

We expect to distribute each motion picture we produce outside North America by sale of the international distribution rights to an international distributor for lump-sum single payment (in U.S. currency) without any retained participation in international source revenues.  As a result, our ability to sell the international distribution rights will be subject to:

•                                          changes in local regulatory requirements, including restrictions on content,

•                                          changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and withholding taxes),

•                                          differing degrees of protection for intellectual property,

•                                          instability of foreign economies and governments,

•                                          cultural barriers,

•                                          wars and acts of terrorism, and

•                                          the spread of severe acute respiratory syndrome, or SARS.

Any of these factors could have a material adverse effect on our ability to sell the international distribution rights of any motion picture.

The financial success of each motion picture we produce will depend principally on theatrical exhibition.  We do not expect to realize significant revenues from release and distribution of our produced movies into the ancillary markets.  As reported by the Motion Picture Association of America (MPAA), in 2002 the average theatrical costs of a MPAA company increased 14% that was attributable to the increase in production costs, studio overhead and capitalized interest.  The increases in production costs, studio overhead and capitalized interest were at a faster rate than theater admissions (an increase of 10.2%) and ticket prices (an increase of 2.7%) in 2002.  The production company receives a portion of the theatrical admission revenues or box office receipts of a movie, generally 30% to 40%, after the distributor recovers its costs of distribution.  Consequently, as production costs increase box office receipts must increase as much as three times the amount of increase in production costs to keep pace.  These rising production costs without commensurate increases in movie admissions and admission ticket prices adversely affect the financial performance of a movie and the ability to recover the invested costs in the movie as well as realize any profit.  There is no assurance that this trend will reverse in the near term or continue for an extended period.

Production Budget of Cloud 9

In January 2004 we commenced pre-production of the movie currently titled Cloud 9 (formerly Out of the Blue).  The budgeted production and development costs of this movie project are as follows:

$2,000,000 Budget
Screenplay rights	$40,970
Producers unit	74,000
Direction	87,100
Cast	379,695
Travel and living costs	825
Fringe benefits and payroll taxes	43,275
Production staff	139,475
Extra talent	47,750
Set design	27,325
Set operations	52,150
Set dressing	78,250
Property	29,700
Wardrobe	69,400
Makeup and hair	23,550
Lighting	53,600
Camera	115,650
Production sound	27,750
Transportation	116,170
Location	83,775
Tape and transfers	59,250
Production period - fringe benefits	84,705
Film editing	112,000
Music	40,000
Post-production sound	35,000
Main end and titles	1,000
Publicity	2,000
Post-production - fringe benefits	5,560
Insurance	20,000
General expense	10,000
Contingencies	140,075
Total budget costs	$2,000,000

As of June 30, 2004, total production costs of Cloud 9 were $2,212,128.  As of the filing of this report, we expect that total production costs of Cloud 9 will be approximately $2,250,000.

Production Agreement

Pursuant to the Investor Agreement with A&A Productions, LLC and Frozen Televison, Inc., dated November 20, 2003, GrayMark Productions, Inc. shares the development and production costs and revenue of the picture known as Cloud 9 (formerly Out of the Blue) (the “Picture”). The screenplay was developed and written by Brett Hudson, Burt Kearns and Albert S. Ruddy. The following is a summary of the material terms of the Investor Agreement:

Exploitation Efforts.  A&A Productions, LLC and Frozen Television, Inc. (the “Producer”) are to use their best efforts to arrange for third parties to distribute and/or exploit the Picture on such commercially reasonable terms as the Producer might be able to obtain subject to the rights of GrayMark Productions, Inc.

Premium Recoupment and Profit Participation.  For its financial contribution to the costs of making the Picture, GrayMark Productions, Inc. is entitled to receive the following:

•                                          100% of revenue and proceeds received by Producer from the rights sales, distribution and/or any and all exploitation of the Picture until GrayMark Productions, Inc. recovers its investment in the Picture (“Premium Recoupment”), plus interest at the rate of Prime plus 2% per annum from the date of the contribution until GrayMark Productions, Inc. is repaid the Premium Recoupment in full, and

•                                          50% of “net profits” received by Producer from the rights sales, distribution and/or any and all exploitation of the Picture (“Profit Participation”). “Net profits” is defined as the sum remaining after deduction of third-party distribution fees and expenses; cash deferments (paid out on a equal priority basis with GrayMark Productions, Inc.) to cast, equipment suppliers, rights holders or any other approved party.

In addition to the Profit Participation of GrayMark Productions, Inc., the Producer is permitted to grant similar net profit participations to third parties without obtaining the consent of GrayMark Productions, Inc.  However, the Producers are not permitted to grant participations that may in any way adversely affect or reduce the Premium Recoupment and Profit Participation of GrayMark Productions, Inc.

Financial Contributions.  Pursuant to amendment of the Investor Agreement (dated January 5, 2004), GrayMark Productions, Inc. agreed to make financial contributions to the production of the Picture of $2,000,000, all of which has been made.  Because the production costs of the Picture exceed $2,000,000, Producer became obligated to pay $25,000 of the production costs, and GrayMark Productions, Inc. is responsible for the balance of the production costs of the Picture.

Ownership and Decision Controls.  Each of GrayMark Productions, Inc. and the Producer owns 50% of the copyright to the Picture and all underlying rights and materials.  Producer exercises creative controls, subject to the following approval rights (not to be unreasonably withheld) of GrayMark Productions, Inc.:

•                                          any proposed increase in the production budget;

•                                          any re-allocation of budgetary line items in excess of $5,000;

•                                          all above-the-line agreements (agreements with creative personnel, producer unit, story rights, etc.);

•                                          locations of the production mutually with Producer;

•                                          shortening of the Picture run-time to less than 85 minutes or lengthening of the Picture to more than 100 minutes;

•                                          approve production legal counsel (Robert M. Angel, Esq. has been approved);

•                                          production accountant;

•                                          all distribution agreements;

•                                          unit production manager; and

•                                          rating of the Picture (pre-approved that the Picture will be rated PG-13 or PG, subject to review by the MPAA).

Gray Frederickson is the designated representative of GrayMark Productions to exercise all approval rights and to view daily photography, production notes, script changes, and otherwise review any other aspects of the production during principal photography of the Picture.

Credits.  Subject to third-party distributor approval, credit presentation will be “A Ruddy Morgan Organization/Frozen Films Production in Association with Graymark Productions” and the main title single-card credits will be as follows:

•                                          “Produced by Gray Frederickson”

•                                          “Produced by Albert S. Ruddy and Andre Morgan”

•                                          “Produced by Brett Hudson and Burt Kearns”

•                                          “Executive Producer John Simonelli”

•                                          “Written by Brett Hudson, Burt Kearns and Albert S. Ruddy”

Sequel/Remake Options.  In the event Producer proposes to produce a remake, sequel, prequel or television project based upon the Picture (“subsequent production”), GrayMark Productions, Inc. has the right (for a 120-day period) to elect to provide financing for the subsequent product on the same terms and conditions as the Picture.  Initially failing timely to elect to provide this financing, prior to Producer’s acceptance of a third-party financing, GrayMark Productions will have 10 days in which to match the material financial terms of any bona fide written third-party financing offer received by Producer.

Security Interest.  Producer granted GrayMark Productions, Inc. a security interest in the Picture to secure Producer’s obligations, representations, warranties and covenants under the Investor Agreement.  GrayMark Productions, Inc. has been appointed Producer’s attorney-in-fact to execute and deliver any required security documents in the event Producer fails to do so if not executed and delivered within 30 days following the request by GrayMark Productions, Inc.

Indemnification.  Each of GrayMark Productions, Inc. and Producer agreed to indemnify and hold harmless the other against claims, demands, causes of action, obligations, liability, loss, damage, cost and expenses (including reasonable outside attorneys’ fees), incurred or sustained for any breach or alleged breach of the Investor Agreement.

Accounting and Producer Reports.  Producer agreed to maintain complete books and records with respect to the distribution and exploitation of the Picture and provide periodic accounting statements.  Any accounting statement provided by Producer will be deemed conclusively true and correct and incontestable unless GrayMark Productions, Inc. delivers to Producer written objections within two years from the date the applicable accounting statement was received from Producer.  GrayMark Productions, Inc. has the right to examine the books and records of Producer (and make copies thereof) to the extent they pertain to the Picture. With respect to any accounting period for which an accounting statement has been rendered by Producer, this examination shall be permitted only for a period of one year from the date the Accounting Statement was received by GrayMark Productions, Inc.

Segregation of Funds.  All funds received by Producer that are payable to GrayMark Productions, Inc. are to be immediately deposited upon receipt in a separate interest-bearing bank account naming GrayMark Productions, Inc. as the beneficiary thereof.

No Agency Relationship.  The relationship between GrayMark Productions, Inc. and Producer is that of independent contractors and no partnership, joint venture, agency or employment relationship is created by the Investor Agreement.

Assignment.  The right or obligations under the Investor Agreement are not assignable without the prior written consent of the other party; however, a party may assign its right to receive monies under the Investor Agreement.

 Arbitration.  In the event a dispute arises under the Investor Agreement that the Producer and GrayMark Productions, Inc. are unable to resolve, the dispute is to be decided by arbitration pursuant to the regulations and procedures of the American Arbitration Association.

Insurance.  Producer is to obtain certificates of insurance, upon commencement of pre-production, naming GrayMark Productions, Inc. as an additional insured, indicating that all insurance normally obtained in connection with the production of a motion picture, including general liability and errors and omissions insurance, has been obtained with commercially reasonable liability limits and deductibles, and that these policies cannot be cancelled or amended without first giving 30 days’ prior written notice.

A&A Productions, LLC

A&A Productions, LLC (“A&A”) is a limited liability company owned by Albert S. Ruddy and André E. Morgan.  Mr. Ruddy is a writer and with Burt Kearns developed and wrote the screenplay for Cloud 9.  Each of Messrs. Ruddy and Morgan have produced feature length motion pictures and television programing, acted and worked on film crews.

Mr. Ruddy produced (and wrote the screenplay or script) Flatland (2002, television series), Mean Machine (2001, executive producer), Running Mates (2000, executive producer), Married to a Stranger(1997, executive producer), Heaven’s Prisoners (1996), The Scout (1994), Walker, Texas Ranger, (1993, television series, produced and wrote the script), The Godfather Trilogy:  1901-1980 (1992), Miracle in the Wilderness (1992, executive producer), Ladybugs (1992), Impulse (1990), Speed Zone! (1989, executive producer), Cannonball Run II (1984, produced and wrote the screenplay), Lassiter (1984), Megaforce (1982, produced and wrote the screenplay), Death Hunt (1981), The Cannonball Run (1981), Matilda (1978, produced and wrote the screenplay), The Macahans (1976), Coonskin (1975), The Longest Yard (1974, produced and wrote the screenplay), The Godfather (1972, won Academy Award for Best Picture-Production), Making It (1971), Little Fauss and Big Halsy (1970) and Wild Seed (1965).  He also wrote Bad Girls (1994), Revenue for a Rape (1976, television production), and Hogan’s Heroes (1965, co-wrote one episode).

Mr. Morgan is the Executive Producer of Golden Harvest Entertainment Co., Ltd., which is a Chinese entertainment conglomerate engaged in a wide range of activities from film production, stars management, film distribution, cinema exhibition and print processing.  Golden Harvest Entertainment has produced more than 500 films, many of which have won awards and critical acclaim at the world’s most prestigious international film festivals including Cannes, Berlin, Edinburgh, London, New York, Chicago, San Francisco and many others.  We do not have any contractual arrangements with Golden Harvest Entertainment and do not anticipate developing any contractual arrangements.

Mr. Morgan has produced (and acted in) Lei ting zhan jing (2000), Martial Law (1998, television series, executive producer), Mr. Magoo (1997, executive producer),  Heaven’s Prisoners (1996), The Scout (1994), Bad Girls (1994), Miracle in the Wilderness (1992), Ladybugs (1992), Impulse (1990), Speed Zone! (1989, executive producer), Farewell to the King (1989), Cannonball Run II (1984, executive producer), Megaforce (1982), Death Hunt (1981, unaccredited executive producer),  The Cannonball Run (1981, executive producer), Si wang ta (1981), Night Games (1980), Game of Death (1978, produced and acted in), The Boys of Company C (1978), The Amsterdam Kill (1977), The Man from Hong Kong (1975, produced and acted in ), Himalayans (1978), Tie jin gang da po zi yang guan (1974, unaccredited producer and acted in), Enter the Dragon (1973, associate producer), Meng long guojiang (1972, associate producer) and Jing wu men (1972, unaccredited associate producer).  Mr. Morgan also appeared in Twisted (1986), Parting Glances (1986), Tai quan zhen jiu zhou (1973) and Meng long guojiang (1972).

Frozen Television, Inc.

Brett Hudson and Burt Kearns control Frozen Television, Inc.  Cloud 9 is the first feature length motion picture produced by Messrs. Hudson and Kearns and Frozen Television, Inc.  Mr. Kearns has produced for television My First Time (2003, a series, executive producer), Mark David Chapmen:  Death of a Beatle (2001), Hard Copy (1989, a television series) and A Current Affair (1986, television series).

Mr. Hudson has appeared in or on Chantamania:  The Benzedrine Monks of Santo Damonica (1994), Hysterical (1983), Bonkers! (1979, a hosted television series), The Millionaire (1978), Zero to Sixty (1978) and The Hudson Brothers Razzle Dazzle Show (1974, a hosted television series).

Formation of Production Company

On December 22, 2003, with A&A Productions, LLC and Frozen Television we formed Out of the Blue Productions, LLC, a California limited liability company (the “Production Company”) and the entity under which Cloud 9 is being produced.  We are a 50% owner and each of A&A Productions, LLC and Frozen Television, Inc. is a 25% owner of the Production Company (collectively the “members”).

Summary of Operating Agreement

 On April 23, 2004, the members amended and restated the Operating Agreement of the Production Company, effective December 22, 2003. Under the terms of the Operating Agreement, as amended and restated, to the extent that the Operating Agreement and the Investor Agreement conflict or are inconsistent, the Operating Agreement is to control.

Place of Business; Purpose.  The initial address of the Production Company is 9300 Wilshire Blvd., Ste 508, Beverly Hills, CA 90212, which may be changed by majority vote of the members, from its business will be conducted or such other place or places as the members determine. The Production Company may engage in all business activities that are legal for a limited liability company to engage in under California law.

Production Budget.  The members have agreed to the production budget of Cloud 9 attached to the Investor Agreement and will also be the Production Company’s budget (the “Production Budget”),  unless the Members mutually agree, in writing, to increase Production Budget.  Furthermore, there will not be any general overhead of A&A Productions, LLC or Frozen Television, Inc. included in the Production Budget.

Capital Contribution Obligations.  Upon formation of the Production Company, we contributed $50 and each of A&A Productions, LLC and Frozen Television, Inc. contributed $25.  Furthermore, we contributed more than $2,200,000 to the Production Company to fund the production costs of Cloud 9.  The capital contributions under the Operating Agreement are the same as our cash flow funding obligations under the Investor Agreement.  Any capital contributions we make to the Production Company are also deemed made under the Investor Agreement.

Banking.  Funds and money received by the Production Company are to be deposited in the bank account or accounts as the members determine. Checks, wire transfers or any other withdrawals from these bank accounts require our signature and the signature of A&A Productions, LLC or Frozen Television, Inc.  No disbursements of these accounts of any nature are to be made without the signature of our representative, Gray Frederickson.

Budget Overrun.  The actual costs of producing Cloud 9 (including script rights acquisition, legal fees, setup of production offices, casting; location scouting) exceed the $2,000,000 budget (“Budget Overrun”).  We anticipate that the total Budget Overrun will be approximately $250,000.  We will bear all of the Budget Overrun, other than $25,000 which will be born by A&A Productions, LLC and Frozen Television, Inc. through contributions to the Production Company.

Cash Distributions and Income and Loss Allocations.  Distributions of the cash to the members will be made quarterly or more frequently as determined by majority vote of the members as follows:

•                                          100% to us until we receive cumulative aggregate cash distributions of equal to our aggregate capital contributions to the Production Company, plus interest on the capital contributions at the rate of the prime rate plus 2% per annum from the date of the capital contribution to the Production Company (“Investment Recoupment”); and thereafter,

•                                          50% to us and  25% to each of A&A Productions, LLC and Frozen Television, Inc.

However, a portion of cash available for distribution may be retained by the Production Company upon majority vote of the members to be used for the reasonable needs of the Production Company.

All net income of the Production Company will be allocated among the members in the same proportion that distributions of cash available for distribution for the applicable fiscal year were distributed or would have been distributed in the event no distributions of cash available for distribution were made during the applicable year.

All net loss will be allocated among the members in proportion to their respective capital contributions to the Production Company.

Accounting Matters.  The Production Company has elected to use the accrual method of accounting. The accounting is to be maintained to disclose the items (of income, gain, loss, deduction or credit) that the members are required to take into account separately for income tax purposes.  As to matters of accounting not provided for in the Operating Agreement, if any, generally accepted accounting principles are to govern. The fiscal year of the Production Company ends on December 31 of each year. Each member is to be provided a report and statement within two and one-half months after the end of each fiscal year.

Management Decisions.  Management decisions related to the Production Company are to be made by the affirmative vote, or written consent by proxy or otherwise, of the members entitled to receive 51% or more of distributions of cash available for distribution prior to Investment Recoupment at the applicable time of the decision.  Accordingly, we have 100% voting control of the Production Company.  No member is obligated to devote full-time to the business of the Production Company.

Member Indemnification.  The Production Company has agreed to indemnify the costs and expenses of any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by reason that the person is or was a member of the Production Company, if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Production Company.

Transferability of Member Interest.  A member is not permitted to sell its interest in the Production Company without the unanimous consent of the members.  Each member has the first right of refusal to purchase a selling member’s interest in the Production Company within 30 days following receipt of notice of the proposed sale.

Termination.  The Production Company will terminate on December 31, 2025, unless sooner terminated by

•                                          agreement of all members, or

•                                          in accordance with law (the laws of California, including the statutory provisions, all applicable provisions of the California Constitution, and reported judicial decisions interpreting those laws).

Dissolution of a Member.  In the event of dissolution of a member, the Production Company has the right and option to purchase the dissolved member’s interest in the Production Company within three months following the dissolution.  The purchase price for the interest is the average of the value established by two independent appraisers and is payable over a 36-month period.

Literary Purchase Agreement

As of December 22, 2003, the Production Company entered into the Literary Purchase Agreement with Brett Hudson, Burt Kearns and Albert S. Ruddy.  This agreement provides for the purchase by the Production Company of the motion picture, television, radio, stage, home video, sequel and remake rights, interactive/multimedia, publishing, novelization, music publishing, soundtrack album, internet, merchandising, and promotional and advertising rights in the screenplay then titled Out of the Blue for $34,470.  These rights did not include any written publishing rights including “books on tape,” but these rights include publishing rights limited to 10,000 words for advertising and publicity of the movie.  Messrs. Hudson, Kearns and Ruddy agreed to indemnify and hold harmless the Production Company for all claims sustained or incurred by the Production Company based upon breach of any warranty, undertaking, representation or agreement by Messrs. Hudson, Kearns and Ruddy.  The Production Company agreed to indemnify and hold harmless Messrs. Hudson, Kearns and Ruddy with respect to material added to the screenplay or resulting from the development, production, distribution, exhibition, broadcast, advertising, publicity, promotion or exploitation of the movie.

The Production Company has the right to assign its rights under the Literary Purchase Agreement to any person, but the assignment will not relieve the Production Company of its obligations unless the assignee is a major studio, mini-major studio or network or other financially responsible party that assumes the obligations of the Production Company.

Production and Distribution of Cloud 9

The storyline of Cloud 9 is about Billy, a down-and-out promoter living in Malibu, California.  A consummate hustler, Billy convinces a group of beautiful dancers from the local strip club to form a team to play beach volleyball.  The money starts pouring in as the girls play exhibition matches for the jeering crowds, but they become an embarrassment to the professional beach volleyball association.  Although Billy is enjoying his new success, the girls convince him that they can be a real team and play competitive beach volleyball.  Billy and the girls learn that winning respect is more important than money.  We expect to obtain a PG-13 rating of Cloud 9.

The production phase of Cloud 9 has been substantially completed and is currently in the post-production phase.  We are editing the movie, and music and dialogue will be finalized and synchronized with the movie’s photography shortly.  It is expected that this phase will be completed by the end of October 2004.

We anticipate that Cloud 9 will be theatrically released prior to end of 2004.  Cloud 9 will be distributed domestically pursuant to licensing arrangements with unrelated third-parties and any foreign distribution will be pursuant to sale of the distribution rights to an unrelated third-party international distributor without retaining any right to receive revenue from the international distribution of Cloud 9.  We have not entered into any commitments or arrangements for distribution, domestically or internationally.  It is expected that as the production phase progresses, distribution companies will become more interested in obtaining distribution rights.

Director’s Loanout Agreement

Pursuant to our Freelance Director’s Loanout Contract – Theatrical Motion Picture Photoplay, dated as of January 19, 2004 (the “Loanout Agreement”), with Genco Olive Oil, Inc., we obtained the services of Harry Basil to direct Cloud 9.  Under the Loanout Agreement, Genco Olive Oil, Inc. provided the direction services of Mr. Basil on a non-union engagement basis, through completion of all services required by the Production Company (completion of Cloud 9) in compliance with instructions, directions, requests, rules and regulations made or issued by the Production Company.  The Production Company retained control of matters involving artistic taste and judgment.  Without the consent of the Production Company, Mr. Basil was not permitted to engage the services or facilities of any third party in connection with the production of Cloud 9 or deviate or permit deviation from the final screenplay or otherwise utilize any element not approved by the Production Company.

For the direction services, the Production Company paid Genco Olive Oil, Inc. $75,000.  In addition, Genco Olive Oil, Inc. will be entitled to receive 5% of the Production Company’s gross receipts from exploitation of Cloud 9 after the Production Company has recouped its costs (including costs of production and distribution) in connection with Cloud 9.  Other than as described above, Genco Olive Oil, Inc. is not entitled any additional compensation.

Filmography of Harry Basil.  Harry Basil is a writer, actor, director and producer of feature length motion pictures.  He wrote or co-wrote Back by Midnight (2002), The 4th Tenor (2002), My Five Wives (2000) (also known as Mes ciq chéris (Canada: French title)), Meet Wally Sparks (1997), and Guide to Golf Style and Etiquette (1995).  As an actor, Mr. Basil had roles in Meet Wally Sparks (1997), Ladybugs (1992), Martians Go Home (1990), The Seventh Sign (1988) and Peggy Sue Got Married (1986).  Mr. Basil has previously directed three movies, Hairy Tale (2004), Back by Midnight (2002) and The 4th Tenor (2002), and produced two movies, Meet Wally Sparks (1997, co-producer) and Ladybugs (1992, associate producer).

Casting and Actor Agreements

Pixie, Inc./Fenton-Cowitt Casting.  On January 20, 2004, Gray Frederickson on our behalf and Mike Fenton as agent for Pixie, Inc., f/s/o Fention-Cowitt Casting entered into the Fenton-Cowitt Casting Agreement for the providing of casting services for four weeks .  For these services, we paid Fenton-Cowitt Casting $31,600 and agreed to pay $3,000 per week if casting services were to be required after March 5, 2004.  Furthermore, Fenton-Cowitt Casting is entitled to receive 1% of the net profits of Cloud 9.

Burt Reynolds.  On February 20, 2004, the Production Company entered into a letter agreement with Clematis Productions, Inc. and a SAG Motion Picture Contract – Weekly Performer with Burt Reynolds for the providing of the employment of Mr. Reynolds to perform the role of Billy Cole in Cloud 9.  For his services, we paid Mr. Reynolds guaranteed compensation of $100,000 and agreed to pay $5,000 per day in the event his services are used in work days in excess of four production weeks.  The $100,000 guaranteed compensation is a recoupable, non-reimbursable advance against 10% of the Production Company’s gross receipts after the Production Company fully recoups all actual, direct, out-of-pocket “negative” costs of production of Cloud 9, plus interest of 2% in excess of the prime rate (limited to 5%) per annum.  In addition, the Production Company provided one first class round trip airfare from Florida to Los Angeles, local transportation, a $2,000 weekly expense allowance, two hairpieces during the four-week production period, hairdresser and make-up person at $275 per 14-hour day.

D.L. Hughley.  As revised on April 15, 2004, the Production Company entered into a letter agreement with Five Timz Productions and a SAG Motion Picture Contract – Weekly Performer with D.L. Hughley for the providing of the employment of Mr. Hughley to perform the role of Tenspot in Cloud 9.  For his services, we paid Mr. Hughley guaranteed compensation of $100,000 and agreed to pay $5,000 per day in the event his services are used in work days in excess of four production weeks.  The Production Company also agreed to pay Mr. Hughley an amount equal to 2.5% of the net profits of Cloud 9.

Angie Everhart.  On April 16, 2004, the Production Company entered the SAG Motion Picture Contract – Weekly Performer with Angie Everhart pursuant to which Ms. Everhart was employed to perform the role of Julie in Cloud 9.  For her services, we paid Ms. Everhart $30,000.  The Production Company also agreed to pay Ms. Everhart the following contingent amounts:

•                                          a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $10,000,000 or more;

•                                          a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $15,000,000 or more;

•                                          a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $20,000,000 or more; and

•                                          an amount equal to 2.5% of the net profits of Cloud 9.

Gabrielle Reece.  On April 14, 2004, the Production Company entered into the SAG Motion Picture Contract – Weekly Performer with Gabrielle Reece pursuant to which Ms. Reece was employed to perform the role of Christina in Cloud 9.  For her services, we paid Ms. Reece $3,564 (110% of the applicable minimum low budget scale for two non-consecutive work or production weeks pursuant to the 2001 Screen Actors Guild Agreement), including the fee payable to her agent.  The Production Company also agreed to pay Ms. Reece the following contingent amounts:

•                                          a bonus of $50,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $5,000,000 or more;

•                                          a bonus of $75,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $7,500,000 or more;

•                                          a bonus of $100,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $10,000,000 or more; and

•                                          an amount equal to 2.5% of the net profits of Cloud 9.

Co-Finance Agreements

In May 2004, we entered into a Co-Finance Agreement with each of Roy T. Oliver, one of our major shareholders, John Simonelli, our President and Chief Operating Officer, 36th Street Properties LLC (of which Mark R.  Kidd, our Chief Financial Officer is a 50% owner) and Larry E. Howell.  Pursuant to these Co-Finance Agreements each of Messrs. Oliver, Simonelli, and Howell and 36th Street Properties LLC made contributions to share in the production costs of Cloud 9 of $250,000, $100,000, $50,000 and $100,000, respectively, for the aggregate sum of $500,000.  Their contributions to the production costs of Cloud 9 are recoverable from all proceeds we receive from the rights sales and distribution of Cloud 9, commencing from the first dollar we receive until Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC are repaid their respective contributions in full.  In addition, each of Messrs. Oliver, Simonelli and Howell and 36th Street Properties are entitled to receive in the aggregate 20% (10%, 4%,2% and 4%, respectively) of the “net profits” we receive from the rights sales and distribution of Cloud 9.  “Net profits” is defined as the sum remaining of the proceeds from the rights sales and distribution of Cloud 9 after deduction of third-party distribution fees and expenses, our recoupment of all costs plus interest, production costs, distribution costs, cash deferments to cast, crew or producers, equipment suppliers, rights holders or any other party.

GrayMark Productions’ Recovery of Production Costs and Participation in Cloud 9  Net Profits

As a result of the agreements with the director, casting company, actors and the Co-Finance Agreements, our residual net profits interest in Cloud 9 will be 30.6%.  Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC are entitled to receive the first $500,000 of proceeds we receive from the rights sales and distribution of Cloud 9. After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the Co-Financing Agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  The net profits interests of Genco Olive Oil, Inc., Fenton-Cowitt Casting, D.L. Hughley, Angie Everhart, and Gabrielle Reece do not provide for an interest rate on the production and other costs of Cloud 9, while our entitlement to distributions from the Production Company and the net profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.  The Co-Finance Agreements with Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC provide for interest, but do not specify the applicable interest rate.

Accounting Methods

The application of the following accounting policies, which are important in presenting our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the unaudited consolidated financial statements appearing elsewhere in this report.

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SoP 00-2”).  SoP 00-2 establishes accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. These accounting standards are as follows:

•                                          Advertising and marketing costs are expensed the first time the advertising takes place.

•                                          The capitalization of production costs for episodic television series is limited to revenue that has been contracted for on an episode-by-episode basis until the time that the criteria for recognizing secondary market revenues are met.

We capitalize the costs of production, including financing costs, to investment in motion pictures.  These costs will be amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized motion picture costs or fair value (net present value).  These costs for an individual motion picture will be amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from the motion picture over a period not to exceed 10 years from the date of delivery.  We will be required to regularly review and revise when necessary the total revenue estimates of each motion picture produced.  As a result, if revenue estimates change with respect to a motion picture, it may be necessary to write down all or a portion of the unamortized costs of the motion picture.  There is no assurance that revised revenue estimates will not occur that result in significant write-downs affecting our results of operations and financial condition.

Revenue from the sale or licensing of motion pictures will be recognized upon meeting all recognition requirements of SoP 00-2.  Revenue from the theatrical release of motion pictures will be recognized at the time of exhibition based on our participation in box office receipts.  If applicable, revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, will be recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer).  Furthermore, if applicable, under revenue sharing arrangements, rental revenue would be recognized when we would become entitled to receipts.  For contracts that provide for rights to exploit a motion picture on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture where the contract specifies the permissible timing of release to various media, the fee will be allocated to the various media based on an assessment of the relative fair value of the rights to exploit each media and will be recognized as the movie is released to each media.  For multiple-title contracts with a fee, the fee will be allocated on a title-by-title basis, based on an assessment of the relative fair value of each title.  If applicable, revenues from television licensing are recognized when the motion picture becomes available to the licensee for telecast.  Cash payments received are to be recorded as deferred revenue until all the conditions of revenue recognition have been met.  If applicable, we will accrue for video returns and provide for allowances in the financial statements based on previous returns and our allowances history on a title-by-title basis in each of the video businesses. In this case, there may be differences between actual returns and allowances and our historical experience that we currently do not have.

We will depend on the distributors of any motion picture we produce to account for and accurately report our share of exhibition revenue.  While we expect to have certain audit rights to verify exhibition revenues received by our North American distributors,

•                                          distributors are often in a position to account for revenues in a manner that understates or fails accurately to account for revenues or

•                                          distributors may fail to maintain appropriate accounting records making it difficult to determine a producer’s actual share of revenues upon audit.

Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even picture-to-picture.  Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of our exhibition revenues or that audits will result in increases in the revenues that justify the associated audit costs.

Results of Operations

The following table sets forth selected results of our operations for the three months and six months periods ended June 30, 2004 and 2003.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Operating expenses:
Consulting and management fees	5,000	39,499	10,000	83,698
Salaries and employee benefits	57,620	—	117,990	—
Legal and professional fees	59,163	839	74,818	839
Film marketing	4,200	—	4,200	—
Travel and entertainment	—	10,439	300	11,682
Obligation related to non-timely filing of registration statement	(44,325)	—	—	—
Other	14,310	1,854	22,092	3,007
Total operating expenses	95,968	52,631	229,400	99,226
Operating income (loss)	(95,968)	(52,631)	(229,400)	(99,226)
Other income (expense):
Interest and other income	3,391	447	11,374	1,028
Income (loss) before income taxes	(92,577)	(52,184)	(218,026)	(98,198)
Provision for income taxes	—	—	—	—

Net loss	$(92,577)	$(52,184)	$(218,026)	$(98,198)

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

During the three months ended June 30, 2003, our operations involved the development a business plan and a plan to raise capital for the production of low-budget motion picture projects.  Expenditures during the three months ended June 30, 2003 included consulting and management fees of $39,499 paid to two shareholders who were involved in the development of the business and capital plan.  Travel and entertainment expenses of $10,439 were incurred during the three months ended June 30, 2003 and were incurred in association with the development of our business and capital resources plan.

During the three months ended June 30, 2004, our operations had advanced to the development and production of motion picture projects and were in the production phase on our first motion picture project titled Cloud 9.  During the three months ended June 30, 2004, we incurred salary and benefits expense of $57,620 for the management and administrative team put in place during 2004.  Legal and professional fees of $59,163 were incurred during the three months ended June 30, 2004 and were attributable to the registration of the shares of common stock issued under the Company’s private placement.  We incurred film marketing costs of $4,200 in conjunction with Cloud 9.  The Company agreed, at its expense, to register under the Securities Act of 1933, as amended, the common stock shares and redeemable warrants issued in our private placement offering and to obtain effectiveness of the registration on or before July 14, 2004.  As of March 31, 2004, due to the uncertainty of when the Company’s registration would become effective the Company accrued an obligation to security holders of $44,325.  On July 13, 2004, the Company’s registration statement was granted effectiveness by the Securities and Exchange Commission.  Because registration effectiveness was timely obtained, the obligation to security holders of $44,325 was reversed as of June 30, 2004.  Consulting fees of $5,000 were paid during the three months ended June 30, 2004 to a writer for work on a script that may be used for a future film project.  Other expenses of $14,310 were incurred during the three months ended June 30, 2004 and were primarily comprised of expenses associated with the day to day operations of the Company’s corporate office.

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

During the six months ended June 30, 2003, our operations involved the development a business plan and a plan to raise capital for the production of low-budget motion picture projects.  During the six months ended June 30, 2003 we paid consulting and management fees of $83,698 to two shareholders who were involved in the development of our business and capital resources plan.  We incurred travel and entertainment expenses of $11,682 during the six months ended June 30, 2003 in association with the development of our business and capital resources plan.

During the six months ended June 30, 2004, our operations had advanced to the development and production of motion picture projects and we were in the production phase on our first motion picture project titled Cloud 9.  During the six months ended June 30, 2004, we incurred salary and benefits expense totaling $117,990 for the management and administrative team we put in place during 2004.  Legal and professional fees of $74,818 were incurred during the six months ended June 30, 2004 and were attributable to the registration of the shares of common stock issued under our private placement.  We incurred film marketing costs of $4,200 in conjunction with Cloud 9.  Consulting fees of $10,000 were paid during the six months ended June 30, 2004 to a writer for work on a script that may be used for a future film project.  Other expenses of $22,092 were incurred during the six months ended June 30, 2004 that were primarily comprised of expenses associated with the day to day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant. During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  Based upon our cash and cash equivalents at June 30, 2004 (that totaled $1,119,837) and the anticipated revenue from our motion picture project, Cloud 9, we anticipate that our cash requirements will be met for at least the next 15 months.

At June 30, 2004, we had working capital of $1,003,619.  Operating activities for the six months ended June 30, 2004, used net cash of $2,355,072.  We used cash as the result of a net loss of $218,026, which was reduced by depreciation and amortization of $2,433 and an increase in accrued liabilities of $48,179 and increased by the costs we incurred in the production of our first motion picture project, Cloud 9, totaling $2,187,658.  During the first six months of 2003, our operating activities generated net cash of $843 as the result of a net loss of $98,198 that was offset by an increase in accrued liabilities of $99,041.  During the first six months of 2004, (i) we sold 25,000 shares of our common stock in a private placement for gross proceeds of $25,000 (net proceeds of $21,750) and (ii) we received $500,000 in funding under a co-financing agreement associated with our motion picture project, Cloud 9.

Financial Commitments

FilmCapital, Inc. Agreement.  In March 2002, Messrs. Frederickson and Stansberry, members of GrayMark Productions, L.L.C., entered into an agreement to pay FilmCapital, Inc. $50,000 for services performed.  This liability is only payable in the event GrayMark Productions, L.L.C. or its affiliates obtain funding for film projects from outside investors.  Messrs. Frederickson and Stansberry have each represented that their intent was not to cause GrayMark Productions, L.L.C. to be liability for this obligation and each has agreed to indemnify us for any liable that may arise out of this agreement.  In December 2003, we recorded a consulting expense and liability of $50,000 related to the agreement with FilmCapital.  At the time that we pay this recorded liability, Messrs. Frederickson and Stansberry will be required immediately to reimburse us for the payment.

Registration Obligations.  We agreed, at our expense, to register the common stock shares and redeemable warrants offered for sale pursuant to our private placement of 2,995,000 common stock shares and redeemable warrants exercisable for the purchase of 2,995,000 common stock shares under the 1933 Act and to maintain effectiveness of the registration for a seven-year period ending on April 14, 2010.  Registration of the common stock shares and redeemable warrants became effective July 13, 2004.

Furthermore, we also similarly agreed to register (and maintain effective of the registration under the 1933 Act for the seven-year period) the common stock shares underlying the placement agent warrants sold to the underwriter of our private placement offering, Viewtrade Financial, and 383,425 common stock shares issued pursuant to the one-year Financial Advisor Agreement to Viewtrade Financial.  In accordance with this obligation, we initially included these common stock shares in the registration statement that registered the private placement common stock shares and redeemable warrants; however, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to affiliates of Viewtrade Financial, elected to remove those shares from the registration statement.  These common stock shares are currently subject to a one-year agreement that does not permit sale or transfer except under very limited circumstances.  Prior to expiration of this one-year period ending on April 14, 2005, we intend to file a registration statement in accordance with our registration obligation.

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a 12-month unwritten lease, requiring monthly rental payments of $500.  The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord.  These improvements included removal and construction of new walls, ceilings and doorways, and painting of the walls throughout and installation of carpeting in the offices and reception area and vinyl flooring in a utility room, and installation of computer cabling for communications, including internet access services and telephone services.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities following the end of the 12-month period and that the term of the lease will simply be on a month-to-month basis, requiring 30-day prior written notice of termination under Oklahoma law.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

12-Month Overhead Budget

Our budgeted overhead expenses for the next 12 months are as follows:

Expenditure	Monthly	12 Months
Administrative expenditures:
Executive officer compensation	$15,333	$184,000
Administrative salaries	1,517	18,200
Payroll taxes	2,527	30,330
Film marketing	2,000	24,000
Telephone	700	8,400
Rent	500	6,000
Legal	2,917	35,000
Accounting	2,917	35,000
Public relations	417	5,000
Travel	4,167	50,000
Health insurance	1,020	12,240
Automobile	500	6,000
Miscellaneous	485	5,820
Total Administrative Expenditures	$35,000	$419,990

Additional Financial Commitments

Other than our commitments discussed above, we do not have any capital commitments.  We neither have any plans nor anticipate the need to raise additional funds during the next 12 months; however, we may receive additional funds from the exercise of outstanding warrants and stock options, the exercise of which is generally not within our control.

If our production activities are successful (of which there is no assurance) or movie production budgets increase, we may be required to increase overhead by hiring additional employees and increase our office facilities.  We anticipate that during the next 12 months we will not be required to increase our number of employees or increase our office facilities.

We believe that our operations as a result of our motion picture project, Cloud 9, will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

Cautionary Statement Relating to Forward Looking Information

We have included some forward-looking statements in this section and other places in this report regarding our expectations.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties.  You should read statements that contain these words carefully because they:

•                                          discuss our future expectations;

•                                          contain projections of our future operating results or of our future financial condition; or

•                                          state other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in the prospectus that is a part of our Amendment No. 4 to Registration Statement on Form SB-2 filed with the United States Securities and Exchange Commission on June 29, 2004, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Item 3.           Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  These policies and procedures (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and Use of Proceeds

(a)                                  None

(b)                                 None

(c)                                  On April 14, 2004, we accepted the subscription for the purchase of 25,000 units, each consisting of one common stock share and one redeemable warrant exercisable for the purchase of one common stock share, that were offered pursuant to our its private placement offering that commenced in September 2003.  Pursuant to this sale, we received $1.00 per unit for the aggregate sum of $25,000.  In connection with this sale, Viewtrade Financial served as placement agent and received sales commissions of $2,500 (10%) and a non-accountable expense allowance of $750 (3%).  The estimated net proceeds from this sale are $21,750 and aggregate offering costs of $3,250 paid from proceeds.  The purchaser is an individual and not otherwise affiliated with us.

We relied on Rule 506 of Regulation D, and Sections 4(2)and 4(6) of the Security Act of 1933, as amended.  The purchaser of the common stock shares and redeemable warrants was furnished information concerning our operations and had the opportunity to verify the information supplied.  Additionally, we obtained a signed representation from the purchaser in connection with the sale of the common stock shares and redeemable warrants of his intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof, and the qualification of each as an “accredited investor” as defined in Rule 501 and Section 4(6) of the Act; each of the certificates or other evidence representing the securities sold carries a legend restricting transfer of the securities represented thereby, and we issued stop transfer instructions to UMB Bank, N.A., the transfer and warrant agent and registrar of registrant’s common stock and redeemable warrants, with respect to all certificates representing the common stock and redeemable warrants acquired by the purchaser.

We complied with the information requirements of Rule 506 and the other rules of Regulation D.  In connection with the offering and sale of the securities, we along with Viewtrade Financial (the placement agent) and Capital West Securities, Inc. and their affiliates involved in the distribution of the securities offered and sold, complied with the limitations of paragraph (c) of Rule 502 and no from of general solicitation or general advertising was utilized in the offer and sale of the subject securities as proscribed by the Rule.

(d)                                 On July 13, 2004, our Registration Statement (No. 333-111819) became effective under the Securities Act of 1933 for the resale of 2,955,000 common stock shares, 2,955,000 redeemable warrants and the 2,955,000 common stock shares for which the redeemable warrants are exercisable and 100,000 common stock shares underlying a stock option granted to E. Peter Hoffman.  The 2,955,000 common stock shares and 2,955,000 redeemable warrants were sold pursuant to our private placement offering that commenced in September 2003.  These common stock shares and redeemable warrants were offered in units consisting of one common stock share and one redeemable warrant for $1.00 each, resulting in gross proceeds of $2,955,000.  The placement agent received a 10% commission and a 3% non-accountable expense allowance of the gross proceeds for an aggregate of $384,150.  Additional offering expenses were $57,376 resulting in net proceeds of $2,513,474.  The following expenditures have been made from the net proceeds:

•                                          $1,722,128 of the costs of producing the motion picture Cloud 9,

•                                          $185,890 for working capital, and

•                                          the balance has been invested in high grade, short-term interest bearing investments.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

10.1	Co-Finance Agreement, dated May 7, 2004 between Registrant and John Simonelli.

10.2	Co-Finance Agreement, dated May 7, 2004 between Registrant and 36th Street Properties LLC.

10.3	Co-Finance Agreement, dated May 7, 2004 between Registrant and Larry E. Howell.

10.4	Co-Finance Agreement, dated May 10, 2004 between Registrant and Roy T. Oliver.

10.5	SAG Motion Picture Contract – Weekly Performer between Angie Everhart and Out of the Blue Productions, LLC, dated April 16, 2004.

10.6

Letter agreement between Five Timz Productions and Out of the Blue Productions, LLC dated April 15, 2004 with the SAG Motion Picture Contract – Weekly Performer between D.L. Hughley and Out of the Blue Productions, LLC dated April 15, 2004 attached as Exhibit A.

10.7	SAG Motion Picture Contract – Weekly Performer between Gabrielle Reece and Out of the Blue Productions, LLC, dated April 14, 2004.

10.8

Letter agreement between Out of the Blue Productions, LLC and Clematis Productions, Inc., dated February 20, 2004 with the SAG Motion Picture Contract – Weekly Performer between Burt Reynolds and Out of the Blue Productions, LLC attached as Exhibit A dated February 20, 2004.

10.9	Fenton-Cowitt Casting Agreement between Gray Frederickson and Pixie, Inc., dated January 20, 2004.

31.1	Certification of Harry Gray Frederickson, Jr., Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Harry Gray Frederickson, Jr., Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

(b) Reports on Form 8-K:  None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/HARRY G. “GRAY” FREDERICKSON, JR.
Harry G. “Gray” Frederickson, Jr.
Chief Executive Officer
Date: October 11, 2004

	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: October 11, 2004

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$1,119,837	$2,953,159
Total current assets	1,119,837	2,953,159
Fixed assets, net	23,623	26,056
Investment in films	2,222,128	34,470
Total assets	$3,365,588	$3,013,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accrued liabilities	$116,218	$68,039
Film obligations	500,000	—
Total liabilities	616,218	68,039
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,233,425 issued and outstanding at June 30, 2004 (8,208,425 shares issued and outstanding at December 31, 2003)	823	821
Paid-in capital	3,812,692	3,790,944
Deficit accumulated during development stage	(1,064,145)	(846,119)
Total shareholders’ equity	2,749,370	2,945,646
Total liabilities and shareholders’ equity	$3,365,588	$3,013,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2004	2003

Revenues	$—	$—
Operating expenses:
Consulting and management fees	5,000	39,499
Salaries and employee benefits	57,620	—
Legal and professional fees	59,163	839
Film marketing	4,200	—
Travel and entertainment	—	10,439
Obligation related to non-timely filing of registration statement	(44,325)	—
Other	14,310	1,854
Total operating expenses	95,968	52,631
Operating loss	(95,968)	(52,631)
Other Income (Expense):
Interest and other income	3,391	447
Net loss	$(92,577)	$(52,184)
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	8,233,425	4,870,000

See Accompanying Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,		Inception (August 2001) to June 30,
	2004	2003	2004

Revenues	$—	$—	$13,391
Operating expenses:
Consulting and management fees	10,000	83,698	794,274
Salaries and employee benefits	117,990	—	117,990
Legal and professional fees	74,818	839	90,304
Film marketing	4,200	—	4,200
Travel and entertainment	300	11,682	40,045
Other	22,092	3,007	47,668
Total operating expenses	229,400	99,226	1,094,481
Operating loss	(229,400)	(99,226)	(1,081,090)
Other Income (Expense):
Interest and other income	11,374	1,028	16,945
Net loss - deficit accumulated during development stage	$(218,026)	$(98,198)	$(1,064,145)
Net loss per share of common stock, basic and diluted	$(0.03)	$(0.02)	$(0.19)
Weighted average number of common shares outstanding	8,220,925	4,870,000	5,539,828

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, Inception (August 2001)	—	$—	$—	$—

Capital contributions	—	—	21,263	—
Net loss	—	—	—	(21,089)

Balance, December 31, 2001	—	—	21,263	(21,089)

Capital contributions	—	—	222,991	—
Net loss	—	—	—	(178,768)

Balance, December 31, 2002	—	—	244,254	(199,857)

Capital contributions	—	—	610,412	—
Issuance of stock in incorporation-reorganization	4,870,000	487	(487)	—
Sale of stock	2,955,000	296	2,513,178	—
Issuance of stock to investment banking firm	383,425	38	383,387	—
Issuance of stock options to non-employee consultant	—	—	40,200	—
Net loss	—	—	—	(646,262)

Balance, December 31, 2003	8,208,425	821	3,790,944	(846,119)

Sale of stock	25,000	2	21,748	—
Net loss	—	—	—	(218,026)

Balance, June 30, 2004	8,233,425	$823	$3,812,692	$(1,064,145)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Inception (August 2001) to June 30,
	2004	2003	2004

Operating activities:
Net loss	$(218,026)	$(98,198)	$(1,064,145)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,433	—	3,069
Issuance of common stock to investment banking firm	—	—	383,425
Issuance of stock options to non-employee consultant	—	—	40,200
Changes in assets and liabilities –
Accrued liabilities	48,179	99,041	116,218
Investment in Films	(2,187,658)	—	(2,222,128)

Net cash used by operating activities	(2,355,072)	843	(2,743,361)

Investing activities:
Purchase of fixed assets	—	—	(26,692)

Net cash used by investing activities	—	—	(26,692)

Financing activities:
Capital contributions	—	110,413	854,667
Sale of stock	21,750	—	2,535,223
Proceeds from film co-financing agreement	500,000	—	500,000

Net cash provided by financing activities	521,750	110,413	3,889,890

Net change in cash and cash equivalents	(1,833,322)	111,256	1,119,837

Cash and cash equivalents at beginning of period	2,953,159	51,514	—

Cash and cash equivalents at end of period	$1,119,837	$162,770	$1,119,837

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business

GrayMark Productions, Inc. (the “Company”) is a development stage company organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as GrayMark Productions, L.L.C. (the “LLC”), all of the assets of which were recently acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company has not previously developed or produced any film entertainment content; however, the Company has commenced production of its first motion picture project.  The Company intends to produce and distribute films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford us access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended.  Operating results for the periods ended June 30, 2004 and 2003 are not necessarily indicative of results that may be expected for the entire year.

Development stage operations – The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has generated a limited amount of consulting revenues; however, the Company has yet to generate any revenue from the sale and/or distribution of film entertainment content and has no assurance of future revenues from such sales and/or distribution.  In addition, the Company plans to spend significant amounts on the production and distribution of its film projects.

In view of the matters described in the preceding paragraph, the ability of the Company to establish a source of recurring revenue is dependent upon the Company’s ability to develop, produce and market film entertainment content.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Investment in Films

	June 30, 2004	December 31, 2003

Completed and not released	$2,212,128	$—
In development	10,000	34,470

Total	$2,222,128	$34,470

Note 3 – Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represents 22% of the anticipated total cost of Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

Source of Funding	Amount

Greater than 5% shareholder	$250,000
Company’s president and chief operating officer	100,000
A company controlled by the Company’s chief financial officer	100,000
Company shareholder	50,000

Total	$500,000

Note 4 – Film Profit Participation and Contingent Compensation

Pursuant to an investor agreement between the Company and the developers of the screenplay for Cloud 9 (the “Picture”), the Company shares the development and productions costs and revenue of Cloud 9.  For its financial contribution to the costs of making Cloud 9, the Company is entitled to receive the following:

•                                          100% of revenue and proceeds from the rights sales, distribution and/or any and all exploitation of Cloud 9 until the Company recovers its investment in the Picture, plus interest at the rate of prime plus 2% per annum from the date of the contribution until the Company is repaid its investment in the Picture.

•                                          50% of “net profits” received from the rights sales, distribution and/or any and all exploitation of the Picture.  “Net Profits” is defined as the sum remaining after deduction of third party distribution fees; cash deferments to cast, equipment suppliers, rights holders or any other approved party.

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), has entered into contingent compensation agreements with the director and certain cast members of Cloud 9 in the form of “net profit participations” that are customary in the film industry.  These net participations are typically based on the net profit of a film after all production and distribution costs have been recouped.  A percentage of these “net profits”, as negotiated between the participants,  are paid out as contingent compensation for creative participants in a motion picture film.  The net participations negotiated by the Production Company for Cloud 9 total 23.5% of which the Company’s interest in Cloud 9 is burdened by one-half of these net profit participations.  The Company’s residual net profits interest in Cloud 9 is 30.6% after giving effect to the net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements (see Note 3 – Film Obligations).

The Production Company also agreed to pay certain cast members, in the aggregate, the following contingent amounts:

•                                          a bonus of $50,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $5,000,000 or more;

•                                          a bonus of $75,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $7,500,000 or more;

•                                          a bonus of $125,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $10,000,000 or more;

•                                          a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $15,000,000 or more;

•                                          a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $20,000,000 or more.

Note 5 – Capital Structure

In December 2003, the Company conducted a private placement of common stock and issued 2,955,000 shares of common stock.  The net proceeds of the private placement offering were$2,513,474 ($0.85 per share) after deduction of $441,526 in offering costs. In April 2004, the Company issued an additional 25,000 shares under the private placement.  The net proceeds of the April 2004 sale of stock was $21,750 ($0.87 per share) after deduction of $3,250 in offering costs.  The Company issued a total of 2,980,000 shares under the private placement for net proceeds of $2,535,224 ($0.85 per share) after deduction of $444,776 in offering costs.

The Company agreed, at its expense, to register under the Securities Act of 1933 the common stock shares and redeemable warrants issued as a result of the private placement offering and to obtain effectiveness of the registration on or before July 14, 2004.  As of March 31, 2004, due to the uncertainty of when the Company’s registration would become effective the Company accrued an obligation to security holders of $44,325.  On July 13, 2004, the Company’s registration statement was granted effectiveness by the Securities and Exchange Commission.  Since the effective date was within the time required by the private placement memorandum, the obligation to security holders of $44,325 was reversed as of June 30, 2004.

Note 5 – Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	June 30, 2004
	Shares	Average Exercise Price

Outstanding at beginning of year	3,498,250	$1.86
Granted at market value	25,000	2.00
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	3,523,250	$1.87