Form 10QSB
period 2004-09-30
GRAYMARK PRODUCTIONS INC
filed 2004-11-15
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number: 000-50638

GRAYMARK PRODUCTIONS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	20-0180812 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2004, 8,258,425 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended September 30, 2004

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

Overview

Development Stage Company

We are a development stage company.  We operated historically as a limited liability company, GrayMark Productions, L.L.C., that was formed in August 2001.  Since commencement of our operations in August 2001, we have not generated a material amount of revenue from operations.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests in GrayMark Productions, L.L.C. exchanged their respective member interests in GrayMark Productions, L.L.C. for 4,870,000 shares of our common stock.  As a result of this exchange, GrayMark Productions, L.L.C. became a wholly-owned subsidiary of GrayMark Productions, Inc. and the plan of operation of GrayMark Productions, L.L.C. became that of GrayMark Productions, Inc.

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

Production Budget of Cloud 9

In January 2004, we commenced pre-production of the movie currently titled Cloud 9 (formerly Out of the Blue).  The budgeted production and development costs of this movie project are as follows:

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

As of September 30, 2004, total production costs of Cloud 9 were $2,173,218.  As of the filing of this report, we expect that total production costs of Cloud 9 will be approximately $2,200,000.

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

Premium Recoupment and Profit Participation.  For its financial contribution to the costs of making the Picture, GrayMark Productions, Inc. is entitled to receive the following:

•                                          100% of revenue and proceeds received by Producer from the rights sales, distribution and exploitation of the Picture until GrayMark Productions, Inc. recovers its investment in the Picture (“Premium Recoupment”), plus interest at the rate of prime plus 2% per annum from the date of the contribution until GrayMark Productions, Inc. is repaid the Premium Recoupment in full, and

•                                          50% of “net profits” received by Producer from the rights sales, distribution and/or any and all exploitation of the Picture (“Profit Participation”). “Net profits” is defined as the sum remaining after deduction of third-party distribution fees and expenses; cash deferments (paid out on a equal priority basis with GrayMark Productions, Inc.) to cast, equipment suppliers, rights holders or any other approved party.

In addition to the Profit Participation of GrayMark Productions, Inc., the Producer is permitted to grant similar net profit participation interests to third parties without obtaining the consent of GrayMark Productions, Inc.  However, the Producers are not permitted to grant participation interests that may in any way adversely affect or reduce the Premium Recoupment and Profit Participation of GrayMark Productions, Inc.

Financial Contributions.  Pursuant to amendment of the Investor Agreement (dated January 5, 2004), GrayMark Productions, Inc. agreed to make financial contributions to the production of the Picture of $2,000,000, all of which has been made.  Because the production costs of the Picture exceed $2,000,000, Producer is obligated to pay $25,000 of the production costs, and GrayMark Productions, Inc. is responsible for the balance of the production costs of the Picture.

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

Mr. Morgan is the Executive Producer of Golden Harvest Entertainment Co., Ltd., a Chinese entertainment conglomerate engaged in a wide range of activities from film production, stars management, film distribution, cinema exhibition and print processing.  Golden Harvest Entertainment has produced more than 500 films, many of which have won awards and critical acclaim at the world’s most prestigious international film festivals including Cannes, Berlin, Edinburgh, London, New York, Chicago, San Francisco and many others.  We do not have any contractual arrangements with Golden Harvest Entertainment and do not anticipate developing any contractual arrangements.

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

Formation of Production Company

On December 22, 2003, with A&A Productions, LLC and Frozen Television, we formed Out of the Blue Productions, LLC, a California limited liability company (the “Production Company”) and the entity under which Cloud 9 is being produced.  We are a 50% owner and each of A&A Productions, LLC and Frozen Television, Inc. is a 25% owner of the Production Company (collectively the “members”).

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

Production Budget.  The members agreed to the production budget of Cloud 9 (the “Production Budget”),  subject to increase by agreement of the Members.  No general overhead of A&A Productions, LLC or Frozen Television, Inc. was included in the Production Budget.

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

Budget Overrun.  The actual costs of producing Cloud 9 (including script rights acquisition, legal fees, setup of production offices, casting; location scouting) exceed the $2,000,000 budget (“Budget Overrun”).  We anticipate that the total Budget Overrun will be approximately $250,000.  We will bear all of the Budget Overrun, other than $25,000 that A&A Productions, LLC and Frozen Television, Inc. are obligated to bear through contributions to the Production Company.  A&A Productions, LLC and Frozen Television, Inc. have not made their $25,000 contributions to the Production Company in payment of their shares of the Budget Overrun.

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

The production phase of Cloud 9 has been substantially completed.  Cloud 9 is currently in the post-production phase.  We are editing the movie, and music and dialogue will be finalized and synchronized with the movie’s photography shortly.  It is expected that this phase will be completed by the end of November 2004.

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

Director’s Loanout Agreement

Pursuant to our Freelance Director’s Loanout Contract — Theatrical Motion Picture Photoplay, dated as of January 19, 2004 (the “Loanout Agreement”), with Genco Olive Oil, Inc., we obtained the services of Harry Basil to direct Cloud 9.  Under the Loanout Agreement, Genco Olive Oil, Inc. provided the direction services of Mr. Basil on a non-union engagement basis, through completion of all services required by the Production Company (completion of Cloud 9) in compliance with instructions, directions, requests, rules and regulations made or issued by the Production Company.  The Production Company retained control of matters involving artistic taste and judgment.  Without the consent of the Production Company, Mr. Basil was not permitted to engage the services or facilities of any third party in connection with the production of Cloud 9 or deviate or permit deviation from the final screenplay or otherwise utilize any element not approved by the Production Company.

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

Casting and Actor Agreements

Pixie, Inc./Fenton-Cowitt Casting.  On January 20, 2004, Gray Frederickson on our behalf and Mike Fenton as agent for Pixie, Inc., f/s/o Fenton-Cowitt Casting entered into the Fenton-Cowitt Casting Agreement for the providing of casting services for four weeks .  For these services, we paid Fenton-Cowitt Casting $31,600 and agreed to pay $3,000 per week if casting services were to be required after March 5, 2004.  Furthermore, Fenton-Cowitt Casting is entitled to receive 1% of the net profits of Cloud 9.

Burt Reynolds.  On February 20, 2004, the Production Company entered into a letter agreement with Clematis Productions, Inc. and a SAG Motion Picture Contract — Weekly Performer with Burt Reynolds for the providing of the employment of Mr. Reynolds to perform the role of Billy Cole in Cloud 9.  For his services, we paid Mr. Reynolds guaranteed compensation of $100,000 and agreed to pay $5,000 per day in the event his services are used in work days in excess of four production weeks.  The $100,000 guaranteed compensation is a recoupable, non-reimbursable advance against 10% of the Production Company’s gross receipts after the Production Company fully recoups all actual, direct, out-of-pocket “negative” costs of production of Cloud 9, plus interest of 2% in excess of the prime rate (limited to 5%) per annum.  In addition, the Production Company provided one first class round trip airfare from Florida to Los Angeles, local transportation, a $2,000 weekly expense allowance, two hairpieces during the four-week production period, hairdresser and make-up person at $275 per 14-hour day.

D.L. Hughley.  As revised on April 15, 2004, the Production Company entered into a letter agreement with Five Timz Productions and a SAG Motion Picture Contract — Weekly Performer with D.L. Hughley for the providing of the employment of Mr. Hughley to perform the role of Tenspot in Cloud 9.  For his services, we paid Mr. Hughley guaranteed compensation of $100,000 and agreed to pay $5,000 per day in the event his services are used in work days in excess of four production weeks.  The Production Company also agreed to pay Mr. Hughley an amount equal to 2.5% of the net profits of Cloud 9.

Angie Everhart.  On April 16, 2004, the Production Company entered the SAG Motion Picture Contract — Weekly Performer with Angie Everhart pursuant to which Ms. Everhart was employed to perform the role of Julie in Cloud 9.  For her services, we paid Ms. Everhart $30,000.  The Production Company also agreed to pay Ms. Everhart the following contingent amounts:

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

Gabrielle Reece.  On April 14, 2004, the Production Company entered into the SAG Motion Picture Contract — Weekly Performer with Gabrielle Reece pursuant to which Ms. Reece was employed to perform the role of Christina in Cloud 9.  For her services, we paid Ms. Reece $3,564 (110% of the applicable minimum low budget scale for two non-consecutive work or production weeks pursuant to the 2001 Screen Actors Guild Agreement), including the fee payable to her agent.  The Production Company also agreed to pay Ms. Reece the following contingent amounts:

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

Results of Operations

The following table sets forth selected results of our operations for the three months and nine months periods ended September 30, 2004 and 2003.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$13,391	$—	$13,391
Operating expenses:
Salaries and employee benefits	58,960	—	176,951	—
Legal and professional fees	3,100	7,104	77,918	7,943
Consulting and management fees	261	31,999	10,261	115,697
Film marketing	6,000	—	10,200	—
Other	11,605	720	33,998	15,409
Total operating expenses	79,926	39,823	309,328	139,049
Operating income (loss)	(79,926)	(26,432)	(309,328)	(125,658)
Other income (expense):
Interest and other income	2,551	279	13,926	1,306
Income (loss) before income taxes	(77,375)	(26,153)	(295,402)	(124,352)
Provision for income taxes	—	—	—	—

Net loss	$(77,375)	$(26,153)	$(295,402)	$(124,352)

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

During the three months ended September 30, 2003, our operations involved the development a business plan and a plan to raise capital for the production of low-budget motion picture projects.  We did generate $13,391 of revenue during the three months ending September 30, 2003 from consulting services performed by our chief executive officer.  Expenditures during the three months ended September 30, 2003, included consulting and management fees of $31,999 paid to two shareholders who were involved in the development of the business and capital plan.  Legal and professional fees of $7,104 were incurred during the three months ended September 30, 2003 and were comprised of general accounting services.

During the three months ended September 30, 2004, we were in the post-production phase on our first motion picture project titled Cloud 9.  During the three months ended September 30, 2004, we incurred salary and benefits expense of $58,960 for the management and administrative team put in place during 2004.  Legal and professional fees of $3,100 were incurred during the three months ended September 30, 2004 and were attributable to our auditors review of our June 30, 2004 quarterly report.  We incurred film marketing costs of $6,000 in conjunction with Cloud 9.  Other expenses of $11,605 were incurred during the three months ended September 30, 2004 that were primarily associated with the day-to-day operations of our corporate office.

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

During the nine months ended September 30, 2003, our operations involved the development a business plan and a plan to raise capital for the production of low-budget motion picture projects.  During the nine months ended September 30, 2003 we paid consulting and management fees of $115,697 to two shareholders who were involved in the development of our business and capital resources plan.  Legal and professional fees of $7,943 were incurred during the nine months ended September 30, 2003 and were comprised of general accounting services.  Other expenses of $15,409 were incurred during the nine months ended September 30, 2003 and were primarily comprised of travel, entertainment and other expenses associated with the development of our business and capital resources plan.

During the nine months ended September 30, 2004, our operations advanced to the development and production of motion picture projects and we were in the production and post-production phases on our first motion picture project titled Cloud 9.  During the nine months ended September 30, 2004, we incurred salary and benefits expense totaling $176,951 for the management and administrative team we put in place during 2004.  Legal and professional fees of $77,918 were incurred during the nine months ended September 30, 2004 and were attributable to the registration of the shares of common stock issued under our private placement and general legal and auditing services.  We incurred film marketing costs of $10,200 in conjunction with Cloud 9.  Consulting fees of $10,261 were incurred during the nine months ended September 30, 2004 and were primarily attributable to writing services performed on a script that may be used for a future film project.  Other expenses of $33,998 were incurred during the nine months ended September 30, 2004 that were primarily associated with the day-to-day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units consisting of one common stock share and one redeemable warrant.  During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  Based upon our cash and cash equivalents at September 30, 2004 (that totaled $951,185) and the anticipated revenue from our motion picture project, Cloud 9, we anticipate that our cash requirements will be met for at least the next 15 months.

At September 30, 2004, we had working capital of $491,370.  Operating activities for the nine months ended September 30, 2004, used net cash of $2,523,724.  We used cash as the result of a net loss of $295,402, which was reduced by depreciation and amortization of $3,650 and the issuance of 25,000 shares of common stock to our legal counsel for legal services rendered and fully performed and valued at $25,000.  Additional operating uses of cash included the costs we incurred in the production of our first motion picture project, Cloud 9, totaling $2,148,748, deposits paid-out during the production phase of Cloud 9 totaling $106,916 and a reduction of $1,308 in accrued liabilities.  During the first nine months of 2003, our operating activities used net cash of $55,970 as the result of a net loss of $124,352 that was offset by a decrease in accrued liabilities of $43,830, an advance on potential film project of $70,000 and increased by deferred offering costs totaling $45,448.  During the first nine months of 2004, (I) we sold 25,000 shares of our common stock in a private placement for gross proceeds of $25,000 (net proceeds of $21,750) and (ii) we received $500,000 in funding under a co-financing agreement associated with our motion picture project, Cloud 9.  During the first nine months of 2003, we received capital contributions from shareholders totaling $610,413.

Financial Commitments

FilmCapital, Inc. Agreement.  In March 2002, Messrs. Frederickson and Stansberry, members of GrayMark Productions, L.L.C., entered into an agreement to pay FilmCapital, Inc. $50,000 for services performed.  This liability is only payable in the event GrayMark Productions, L.L.C. or its affiliates obtain funding for film projects from outside investors.  Messrs. Frederickson and Stansberry have each represented that their intent was not to cause GrayMark Productions, L.L.C. to be liable for this obligation and each has agreed to indemnify us for any liability that may arise out of this agreement.  In December 2003, we recorded a consulting expense and liability of $50,000 related to the agreement with FilmCapital.  At the time that we pay this recorded liability, Messrs. Frederickson and Stansberry agreed to immediately reimburse us for the payment.

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

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a 12-month unwritten lease, requiring monthly rental payments of $500.  The costs of building-out and improving our offices was approximately $15,000 that we paid rather than Corporate Tower, LLC, our landlord.  These improvements included removal and construction of new walls, ceilings and doorways, and painting of the walls throughout and installation of carpeting in the offices and reception area and vinyl flooring in a utility room, and installation of computer cabling for communications, including internet access services and telephone services.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities following the end of the 12-month period and that the term of the lease will simply be on a month-to-month basis, requiring 30-day prior written notice of termination under Oklahoma law.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

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

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.  However, because we only became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in July, the disclosure controls and procedures and internal control over financial reporting that have been developed are being further reviewed, enhanced, and further developed to comply with the Sarbanes-Oxley Act of 2002.  In this process we may discover deficiencies or material weaknesses that have not been previously recognized and reported.  We anticipate that our disclosure controls and procedures and internal controls over financial reporting will be fully compliant with Sarbanes-Oxley by mid-2005.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

(a)           None

(b)           None

(c)                                  In September 2004, we issued to Michael E. Dunn for legal services rendered and fully performed 25,000 common stock shares. The services were performed in the State of Oklahoma, the state of Mr. Dunn’s residence. Mr. Dunn qualified as an accredited investor within the meaning of Rule 501 and Section 4(6) of the Securities Act of 1933, as amended, at all applicable times. The common stock shares issued to Mr. Dunn were exempt securities within the meaning of Section 3(a)(11) and Rule 147 and qualified for the registration exemption under Section 4(6) of the Securities Act.

We relied on Rule 506 of Regulation D, and Sections 4(2)and 4(6) of the Security Act of 1933, as amended.  The purchaser of the common stock shares was furnished information concerning our operations and had the opportunity to verify the information supplied.  Additionally, we obtained a signed representation from the purchaser in connection with the sale of the common stock shares of his intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof, and the qualification of each as an “accredited investor” as defined in Rule 501 and Section 4(6) of the Act; the certificate evidencing the securities carries a legend restricting transfer of the securities, and we issued stop transfer instructions to UMB Bank, N.A., the transfer and warrant agent and registrar of  our common stock, with respect to the certificate evidencing the common stock shares acquired by the purchaser.

(d)                                 On July 13, 2004, our Registration Statement (No. 333-111819) became effective under the Securities Act of 1933 for the resale of 2,955,000 common stock shares, 2,955,000 redeemable warrants and the 2,955,000 common stock shares for which the redeemable warrants are exercisable and 100,000 common stock shares underlying a stock option granted to E. Peter Hoffman.  The 2,955,000 common stock shares and 2,955,000 redeemable warrants were sold pursuant to our private placement offering that commenced in September 2003.  These common stock shares and redeemable warrants were offered in units consisting of one common stock share and one redeemable warrant for $1.00 each, resulting in gross proceeds of $2,955,000.  The placement agent received a 10% commission and a 3% non-accountable expense allowance of the gross proceeds for an aggregate of $384,150.  Additional offering expenses were $57,376 resulting in net proceeds of $2,513,474.  The following expenditures have been made from the net proceeds:

•                                          $1,790,134 for the costs of producing and deposits outstanding relating to our motion picture project titled, Cloud 9,

•                                          $286,536 for working capital, and

•              the balance has been invested in high grade, short-term interest bearing investments.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

10.1	Co-Finance Agreement, dated May 7, 2004 between Registrant and John Simonelli, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.2	Co-Finance Agreement, dated May 7, 2004 between Registrant and 36th Street Properties LLC, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.3	Co-Finance Agreement, dated May 7, 2004 between Registrant and Larry E. Howell, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.4	Co-Finance Agreement, dated May 10, 2004 between Registrant and Roy T. Oliver, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.5

SAG Motion Picture Contract — Weekly Performer between Angie Everhart and Out of the Blue Productions, LLC, dated April 16, 2004, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.6

Letter agreement between Five Timz Productions and Out of the Blue Productions, LLC dated April 15, 2004 with the SAG Motion Picture Contract — Weekly Performer between D.L. Hughley and Out of the Blue Productions, LLC dated April 15, 2004 attached as Exhibit A, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.7

SAG Motion Picture Contract — Weekly Performer between Gabrielle Reece and Out of the Blue Productions, LLC, dated April 14, 2004, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.8

Letter agreement between Out of the Blue Productions, LLC and Clematis Productions, Inc., dated February 20, 2004 with the SAG Motion Picture Contract — Weekly Performer between Burt Reynolds and Out of the Blue Productions, LLC attached as Exhibit A dated February 20, 2004, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

10.9	Fenton-Cowitt Casting Agreement between Gray Frederickson and Pixie, Inc., dated January 20, 2004, incorporated by reference to the Form 10-QSB filed with the Commission on October 12, 2004.

31.1	Certification of Harry Gray Frederickson, Jr., Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Harry Gray Frederickson, Jr., Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

(b) Reports on Form 8-K:  None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC. (Registrant)

	By:	/S/HARRY G. “GRAY” FREDERICKSON, JR.
Harry G. “Gray” Frederickson, Jr.
Chief Executive Officer
Date: November 12, 2004
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: November 12, 2004

GRAYMARK PRODUCTIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Operations and Accumulated Deficit for the Nine Months Ended September 30, 2004 and 2003 and from Inception (August 2001) to September 30, 2004

Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and from Inception (August 2001) to September 30, 2004

Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Cash and cash equivalents	$951,185	$2,953,159
Film deposits	106,916	—
Total current assets	1,058,101	2,953,159

Fixed assets, net	22,406	26,056
Investment in films	2,183,218	34,470
Total assets	$3,263,725	$3,013,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued liabilities	$66,731	$68,039
Film obligations	500,000	—
Total liabilities	566,731	68,039

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,258,425 issued and outstanding at September 30, 2004 (8,208,425 shares issued and outstanding at December 31, 2003)	826	821
Paid-in capital	3,837,689	3,790,944
Deficit accumulated during development stage	(1,141,521)	(846,119)
Total shareholders’ equity	2,696,994	2,945,646
Total liabilities and shareholders’ equity	$3,263,725	$3,013,685

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues	$—	$13,391

Operating expenses:
Salaries and employee benefits	58,960	—
Film marketing	6,000	—
Consulting and management fees	261	31,999
Legal and professional fees	3,100	7,104
Other	11,605	720
Total operating expenses	79,926	39,823
Operating loss	(79,926)	(26,432)

Other Income (Expense):
Interest and other income	2,551	279

Net loss	$(77,375)	$(26,153)

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,241,758	4,870,000

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Accumulated Deficit

(Unaudited)

	Nine Months Ended September 30,		Inception (August 2001) to September 30, 2004
	2004	2003
Revenues	$—	$13,391	$13,391

Operating expenses:
Salaries and employee benefits	176,951	—	176,951
Legal and professional fees	77,918	7,943	93,404
Consulting and management fees	10,261	115,697	794,535
Film marketing	10,200	—	10,200
Other	33,998	15,409	99,319
Total operating expenses	309,328	139,049	1,174,409
Operating loss	(309,328)	(125,658)	(1,161,018)
Other Income (Expense):
Interest and other income	13,926	1,306	19,497
Net loss - deficit accumulated during development stage	$(295,402)	$(124,352)	$(1,141,521)

Net loss per share of common stock, basic and diluted	$(0.04)	$(0.03)	$(0.20)
Weighted average number of common shares outstanding	8,227,869	4,870,000	5,753,138

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, Inception (August 2001)	—	$—	$—	$—

Capital contributions	—	—	21,263	—
Net loss	—	—	—	(21,089)

Balance, December 31, 2001	—	—	21,263	(21,089)

Capital contributions	—	—	222,991	—
Net loss	—	—	—	(178,768)

Balance, December 31, 2002	—	—	244,254	(199,857)

Capital contributions	—	—	610,412	—
Issuance of stock in incorporation-reorganization	4,870,000	487	(487)	—
Sale of stock	2,955,000	296	2,513,178	—
Issuance of stock to investment banking firm	383,425	38	383,387	—
Issuance of stock options to non-employee consultant	—	—	40,200	—
Net loss	—	—	—	(646,262)

Balance, December 31, 2003	8,208,425	821	3,790,944	(846,119)

Sale of stock	25,000	2	21,748	—
Issuance of stock for legal services	25,000	3	24,997	—
Net loss	—	—	—	(295,402)

Balance, September 30, 2004	8,258,425	$826	$3,837,689	$(1,141,521)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Inception (August 2001) to September 30, 2004
	2004	2003
Operating activities:
Net loss	$(295,402)	$(124,352)	$(1,141,521)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,650	—	4,286
Issuance of stock for legal services	25,000	—	25,000
Issuance of common stock to investment banking firm	—	—	383,425
Issuance of stock options to non-employee consultant	—	—	40,200
Changes in assets and liabilities —
Film deposits	(106,916)	—	(106,916)
Investment in films	(2,148,748)	—	(2,183,218)
Deferred offering costs	—	(45,448)	—
Accrued liabilities	(1,308)	43,830	66,731
Film advance payable	—	70,000	—

Net cash used by operating activities	(2,523,724)	(55,970)	(2,912,013)

Investing activities:
Purchase of fixed assets	—	—	(26,692)

Net cash used by investing activities	—	—	(26,692)

Financing activities:
Capital contributions	—	610,413	854,667
Sale of stock	21,750	—	2,535,223
Proceeds from film co-financing agreement	500,000	—	500,000

Net cash provided by financing activities	521,750	610,413	3,889,890

Net change in cash and cash equivalents	(2,001,974)	554,443	951,185

Cash and cash equivalents at beginning of period	2,953,159	51,514	—

Cash and cash equivalents at end of period	$951,185	$605,957	$951,185

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Nature of Business

GrayMark Productions, Inc. (the “Company”) is a development stage company organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as GrayMark Productions, L.L.C. (the “LLC”), all of the assets of which were acquired by the Company through a incorporation-reorganization, effective August 18, 2003.

The Company recently completed the production of its first motion picture project titled, Cloud 9.  The Company is in the post-production phase of Cloud 9 and is currently marketing both the domestic and foreign rights to this film.  The Company intends to produce and distribute additional films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 — Summary of Significant Accounting Policies

Interim Financial Information — The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended.  Operating results for the periods ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for the entire year.

Development stage operations — The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has generated a limited amount of consulting revenues; however, the Company has yet to generate any revenue from the sale and distribution of film entertainment content and has no assurance of future revenues from such sales and distribution.  In addition, the Company plans to spend significant amounts on the production and distribution of its film projects.

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

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 — Investment in Films

	June 30, 2004	December 31, 2003
Completed and not released	$2,173,218	$—
In development	10,000	34,470

Total	$2,183,218	$34,470

Note 3 — Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the Company’s first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represents 22% of the anticipated total cost of Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

Source of Funding	Amount
Greater than 5% shareholder	$250,000
Company’s president and chief operating officer	100,000
A company 50% owned by the Company’s chief financial officer	100,000
Company shareholder	50,000

Total	$500,000

Note 4 — Film Profit Participation and Contingent Compensation

Pursuant to an investor agreement between the Company and the developers of the screenplay for Cloud 9 (the “Picture”), the Company shares the development and productions costs and revenue of the Picture.  For its financial contribution to the costs of making the Picture, the Company is entitled to receive the following:

•                                          100% of revenue and proceeds from the rights sales, distribution and exploitation of Cloud 9 until the Company recovers its investment in the Picture, plus interest at the prime rate plus 2% per annum from the date of the contribution until the Company is repaid its investment in the Picture.

•                                          50% of “net profits” received from the rights sales, distribution and exploitation of the Picture.  “Net Profits” is defined as the sum remaining after deduction of third-party distribution fees; cash deferments  to cast, equipment suppliers, rights holders or any other approved party.

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), has entered into contingent compensation agreements with the director and certain cast members of the Picture in the form of “net profit participations” that are customary in the film industry.  These net participations are typically based on the net profit of a film after all production and distribution costs have been recouped.  A percentage of these “net profits,” as negotiated between the participants,  are paid out as contingent compensation for creative participants in a motion picture.  The net participations negotiated by the Production Company for the Picture total 23.5% of which the Company’s interest in the Picture is burdened by one-half of these net profit participations.  The Company’s residual net profits interest in the Picture is 30.6% after giving effect to the net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements (see Note 3 — Film Obligations).

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

Note 5 — Capital Structure

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

In September 2004, the Company issued 25,000 shares of stock to the Company’s legal counsel for services rendered and fully performed.  The shares were valued at the fair value of the services received of $25,000.

Note 6 — Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	September 30, 2004
	Shares	Average Exercise Price
Outstanding at December 31, 2003	3,498,250	$1.86
Granted at market value	165,000	$1.24
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2004	3,663,250	$1.84

In September 2004, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $1.10.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan  The options do not become exercisable until January 1, 2005 and expire on December 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 4.0%; no dividend yield; volatility of 50%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the 140,000 options was estimated to be $63,574.  In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, no compensation expense was recorded.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 12’’, (“SFAS 123”), net loss and net loss per share would have been as follows:

	Nine Months Ending September 30,
	2004	2003
Net loss	$(295,402)	$(124,352)
Stock-based compensation expense	(63,574)	—

Pro form net loss	$(358,976)	$(124,352)

Earnings per share:
Basic and diluted — as reported	$(0.04)	(0.03)
Basic and diluted — pro forma	$(0.04)	(0.03)