Form 10KSB
period 2004-12-31
GRAYMARK PRODUCTIONS INC
filed 2005-03-29
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-50638

GRAYMARK PRODUCTIONS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 N. Robinson, Ste. 920 Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

(405) 601-5300
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 Par Value

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

The issuer did not generate any revenue for the year ended December 31, 2004.

The aggregate market value of the issuer’s common stock, $.01 par value, held by non-affiliates of the issuer as of March 24, 2005, was $8,206,429 based on the closing sale price on that date as reported by the OTC Bulletin Board.  As of March 24, 2005, 8,258,425 shares of the issuer’s common stock, $.0001 par value, were outstanding.

GRAYMARK PRODUCTIONS, INC.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2004

TABLE OF CONTENTS

Part I.
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Description of Business,” “Item 6. Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties.  Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

PART I

Item 1.           Description of Business

Overview

Development Stage Company.  We are a development stage company and an independent producer of film entertainment content.  We operated historically as a limited liability company, GrayMark Productions, L.L.C. that was formed in August 2001.  Harry G. “Gray” Frederickson, Jr. and Mark A. Stansberry are the organizational members of GrayMark Productions, L.L.C.  In June 2002, Messrs. Frederickson and Stansberry sold one-third of their interests in GrayMark Productions, L.L.C. to Lewann, Ltd., a limited partnership controlled by Lewis B. Moon.  In July 2003, Messrs. Frederickson, Stansberry and Lewann, Ltd. sold a portion of their membership interests in GrayMark Productions, L.L.C. to John Simonelli, Larry B. Howell, Mark R. Kidd and Michael E. Dunn.  On August 15, 2003, Roy T. Oliver acquired a 25% membership interest in GrayMark Productions, L.L.C.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests exchanged their interests in GrayMark Productions, L.L.C. for 4,870,000 common stock shares of GrayMark Productions, Inc.  As a result of this exchange, GrayMark Productions, L.L.C. became our wholly-owned subsidiary and the plan of operation of GrayMark Productions, L.L.C. became our plan of operation as discussed under “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.

The Motion Picture Industry

General.  The movie industry generally consists of two principal activities, production and distribution.  Production encompasses the development, financing and creation of feature-length movies.  Distribution entails the promotion and marketing of movies in the various media markets, including theatrical, home video and television presentation.  We initially will acquire developed or “packaged” films from third parties, rather than retain and employ personnel to develop films for our production.  Furthermore, our movies will be distributed pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Our approach to acquisition, production, and distribution is to maximize balance our financial risks against the probability of commercial success of each movie project.

With the advent of cable and satellite television and the accompanying increase in the number of available broadcast channels, including the offering of pay-per-view movies and the premium channels, and development of the home video market, the demand for motion pictures has dramatically expanded in recent years. According to the Motion Picture Association of America, or MPAA, overall domestic box office revenue decreased 4% to $9.49 billion in 2003 from 2002. The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance. The MPAA reports that total domestic box office revenues grew at a compound annual growth rate of more than 8% from 1996 to 2003, and annual attendance grew from 1.3 billion to over 1.6 billion over the same period.

Competition.  Competition for the viewing audience is intense.  Our competitors include the diversified major studios, the less diversified studios and other independent producers, as well as independent distributors.

Major studios have historically dominated the motion picture industry from financing through production and distribution. The term major studios is generally regarded in the entertainment industry to include:  Universal Pictures, which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment and Fine Line Features; Twentieth Century Fox, which includes Searchlight Pictures; Sony Pictures Entertainment, which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures and Sony Classics; Paramount Pictures, which includes Paramount Classics; The Walt Disney Company, which includes Buena Vista, Hollywood Pictures, Touchstone and Miramax Film Corp.; and MGM, which includes Metro Goldwyn Mayer Pictures and United Artists Pictures. Competitors less diversified than the major studios include Dreamworks SKG,

Alliance Atlantis, Artisan Entertainment and IFC Entertainment. The majors produce and distribute most of the largest box office grossing theatrical movies.  The independent movie production companies include Magnolia Pictures, Artisan Entertainment, Lions Gate Entertainment, Sundance Film Series, First Run Features, Strand Releasing, NewMarket, Palm Pictures and Shadow Distribution.

In recent years the major studios have come to be owned by large diversified corporations, generally with a variety of businesses, and have focused on producing a relatively smaller number of movies annually however with substantial production budgets and distribution costs.  This has increased the ability of the small independent movie production companies to produce and supply a greater number of movies.  Because of the expansion of the viewing media, motion pictures appealing to more specific audiences are sought and exploited, including the production of science fiction, horror and speciality films targeting specific age, gender and social-economic markets and viewing audience interests.

According to the MPAA, the average cost to produce and distribute a major studio film in 2003 was $102.8 million, including $63.8 million of production costs and $39 million of distribution and marketing expenses (sometimes called “P&A”). In comparison, films released by independent studios typically cost less than $30 million to produce and $10 million to market for a total of $40 million.  Within the motion picture industry, these films would be considered low-budget films.  Despite the limited resources available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years.  Recent successful independent films such as Monster’s Ball, The Blair Witch Project and My Big Fat Greek Wedding highlight moviegoers’ willingness to support high quality motion pictures despite limited marketing and production budgets.  However, moviegoers were unwilling to support lesser quality, low-budget motion pictures, including the following movies that were released in 2003:

•                                          Civil Brand (estimated production budget of $0.5 million and box office receipts of $0.255 million);

•                                          Confidence (estimated production budget of $15 million and box office receipt of $12.2 million);

•                                          Die Mommie Die (estimated production budget of $1 million and box office receipts of $0.312 million);

•                                          Dopamine (estimated production budget of $0.75 million and box office receipts of $0.07 million);

•                                          Party Monster (estimated production budget of $2 million and box office receipts of $.718 million); and

•                                          Spun (estimated production budget of $3.5 million and box office receipts of $0.412 million).

The independent production companies generally rely on the majors, the less diversified studios and independent distributors to distribute their movies and obtain financing from banks and private investors in addition to the majors, less diversified studios and independent distributors.

Phases of Prerelease Production

There are four phases of movie making prior to release beginning with development and progressing through pre-production, principal photography, and post-production.  Each phase involves artistic and creative contributions to the resulting movie and each presenting a variety of challenges that may impact the movie’s success.

Development Phase.  The development phase begins with a movie producer employed by a studio or an independent film production company or as the producer’s independent development project.  The producer typically develops a storyline or acquires the rights to a novel, a story or original screenplay, often on an “option” basis.  Under this option arrangement, the producer makes a small installment payment of the purchase price and undertakes to pay the balance before or during the production phase.  The screenplay is developed based on the acquired novel or storyline.  Once the screenplay is developed, creative personnel (the director and leading and supporting actors) commitments are obtained and production schedules and budgets are prepared.  Production financing of the movie is generally secured by the producer through arrangements with the studio or other sources including independent film production companies, banks and other lending institution, or private investors.  The development phase may be short-term or extend over a number of years.

Pre-Production Phase.  Following development, the movie enters the pre-production phase.  This phase involves the producer securing contractual arrangements with creative and production personnel, planning the shooting schedules, securing locations and any required studio facilities or stages, completing the acquisition of the screenplay and the related source material or script, completing the budget, securing insurance and, if applicable, the completion bonding, and preparing to start filming.  This phase typically takes three to four months.

Principal Photography Phase.  During the photography phase the movie is photographed.  The principal photography phase typically takes one to five months, depending on the shooting locations, weather conditions, budget constraints, stunts and special effects, length and other requirements particular to the movie project.

Post-Production.  In the post-production, final production phase, the movie is edited, the music, dialogue and special effects are finalized and synchronized with the movie’s photography.

Motion Picture Distribution

Exploitation of the potential financial success of a movie is primarily depends on the ability to license the motion picture’ distribution rights for exhibition in theaters, on DVD and video rental, pay-per-view broadcast, cable, satellite and network television.  Distribution arrangements are negotiated with distributors (i.e., studios and independent distribution companies).  In addition to negotiating the terms of distribution arrangements, the distribution phase involves the making of distribution or print copies of the movie and delivery to exhibitors, and advertising and promotion of the movie.  The independent movie production companies generally lack the resources (financial, personnel and exhibitor relationships) for distribution and, accordingly, utilize the services of distribution companies, including the major studios and their subsidiaries, for distribution.

Distribution Arrangements.  Distributors are granted exclusive license rights to distribute a movie, either worldwide or within the distributor’s market area, for a distribution fee based upon the revenue generated by the movie.  In some instances, particularly under international distribution arrangements (other than in Canada), the distributor will pay an up-front amount to the producer for the distribution rights.  Up-front payments for North American (United States and Canadian) distribution rights are generally recouped from movie revenue, while under international distribution arrangements the producer may not retain any portion of the movie’s revenue and only receive the up-front payment for international distribution.   North American and international distribution may be undertaken by the same distributor or may be granted to one or more international distributors.

Movie revenues are generated by exhibiting the movie in various channels or media (also known as release windows) within the distributor’s assigned distribution area.  In general movies are released either for theatrical exhibition or into the ancilary or non-theatrical venues.  The releases into the various markets are timed sequentially commencing with the movie’s North American theatrical release and international release, if applicable, and then release into the non-theatrical venues (i.e., airline flights and hotels), pay-per-view, cable and satellite, home video, network television, and syndicated television.  International theatrical releases commence generally up to nine months following the initial North American release.

Censorship and Ratings.  Movies are subject, both domestically and internationally, to review by censorship and rating boards that oversee the content of the movies distributed within their respective countries.  MPAA reviews and rates movies distributed in the United States to provide the viewing audience a guide to the nature and maturity of the movie content.  There are five rating levels, G for general audiences, PG for parental guidance suggested, PG-13 for parents strongly cautioned, R for restricted and NC-17 for no one 17 and under admitted.  During 2001, of the movies rated by MPAA, 67% were rated R, 22% were rated PG-13, 7% were rated PG, and 4% were rated G.

The rating received may limit the exhibition and marketing venues, especially those movies receiving the most restrictive NC-17 rating.  Because of the viewing popularity and preference for R and PG-13 movies, if a movie receives a more restrictive rating than expected, the producer may elect to edit the movie’s content to obtain the desired rating.  These editing changes increase the production costs of the movie.  If editing of the movie would adversely affect the movie’s quality in the opinion of the producer, the received rating may be accepted.  Furthermore, if an NC-17 rating is received, the producer may elect to release the movie on an “unrated” basis, rather than with the NC-17 rating that generally would significantly limit the exhibition and marketing venues of the movie.

Movie Releases.  Distributors develop and follow various systematic release campaigns for movies, generally depending on the movie’s content, targeted audience, potential box office performance, and the existing competitive environment at the time of release.  The extent of a theatrical release will generally depend upon whether the distributor believes the movie will have a broad, mass appeal and significant audience interest has or will develop in advance of the release that would justify a wide theatrical release campaign (exhibition on more than 1,500 screens).  Alternatively, the distributor may develop and utilize a limited release campaign to develop a gradual public awareness of the movie.  This release approach is often used for movies that have a particular targeted audience appeal and once these movies have achieved some limited box office success, the movies the release may be expanded to a greater number of screens.

Movie Life Cycle

Successful movies may continue to be exhibited in theaters for up to six months or longer following the initial release.  Concurrent with their release in the United States, motion pictures are generally released in Canada and may also be released in one or more other foreign markets. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows that are generally exclusive against other non-theatrical distribution channels:

Typical Film Release Windows

Release Period	Months After Initial Release	Approximate Release Period (Months)

Theatrical	—	0-3
Home video/DVD	4-6	1-3
Pay-per-transaction (Pay-per-view and Video-on-demand)	6-9	3
Pay television (cable and satellite)	10-29	12-21
Network or basic cable	30-36	18-36
Syndication	48-70	3-15
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

Within two years of their initial release, most movies generate the vast majority of their revenues and substantially all of their revenues within five years following their initial release.  In those instances that a movie is believed to have sequel potential, merchandising or video game marketability, revenue generating life of the movie may extend over many years following initial release.  It is difficult to predict the revenue potential of these type of movies and the actual revenue potential may be insubstantial.

Additional revenues may be generated from the licensing of soundtrack releases (for public performances and sheet music publications), merchandise products related to the movie (video games, toys, posters, and apparel), sequels and television programming based on the movie, and book publications.

Distribution Costs

Theatrical distributions costs are comprised of two principal elements, the cost of duplicating the movie (generally referred to as “print costs”) and promoting and advertising costs (generally referred as “ad costs”).  These combined costs are referred to as “print and ad costs.”  The print and ad cost of distribution depends upon the number of screens the movie will initially be exhibited, whether a wide or limited release.  Advertising costs include promotion through theatrical trailers, ads (magazine and television), billboards, wedsites, press releases, film festivals, interviews, celebrity appearances and premieres.  The promotion and advertising budget is typically correlated to the expected number of screens on which the movie will initially be exhibited.  After initial release, the distributor may continue to advertise the movie as releases into additional distribution channels or media occurs.

The distributor is typically responsible for the print and ad costs of a movie within the distributor’s licensed territory.  Furthermore, in addition to the up-front payment to the producer or production company, the distributor recovers these costs from movie revenue before the producer or production company receives a share of revenues.  The distributor and producer may agree on the minimum and maximum amounts of print and ad costs that the distributor is permitted to recover from movie revenue.

It is not possible to accurately predict a movie’s box office success.  Expecting a large box office success, a distributor may spend a great deal to market the film in advance of its release without achieving the expected box office success.  Because the distributor will be entitled to recover its distribution and marketing costs from exhibition revenues before the production company will receive any portion of these revenues, the production company’s share of exhibition revenues and the financial success of the movie may be reduced.  In this event, the production company may be required to recover the movie’s production costs from alternative revenue sources, if any are available, or suffer loss of all or a portion of the movie’s production costs if the movie is not sufficiently successful.

Revenue Sharing

The revenue generated by a movie are shared at the various stages beginning at exhibition followed by distribution, production personnel (directors, writers, actors and other creative talent) and lastly the producer and production company.

Theatrical Exhibitors – Theatrical exhibitors retain a portion of box office receipts from which the exhibitors operating costs are paid (a fixed amount per week) and a percent of receipts.  The negotiated percent of receipts varies from movie to movie and depends in part upon box office performance of the distributor’s or producer’s prior releases.  Generally the theatrical exhibitors retain 50% of box office receipts.

Home Video Market – Distributors generally do not share revenues from the rental of movies, rather the distributor sells copies of the movies (video cassettes and DVDs) to the retailers for a fixed amount.  However, recently, with respect to certain movies, the retailers have entered into revenue sharing arrangements under which the retailer pays a smaller fixed amount for copies of the movies and the distributor receives a percent of the rental income (generally less than 25%).  Regardless of the arrangement with retailers, the revenue generated in the home video market correlates to the movie’s box office performance in those cases .

Television – Network and syndication broadcast rights of movies are usually licensed only when the movies are highly successful at the box office.  Pay-per-view and pay cable and satellite (premium movie channels) broadcast rights are typically licensed by distributors without regard to the success of the theatrical release or whether the movies were theatrically released.

Releases directly to cable or video in most cases generate substantially reduced revenues and are avoided, unless the movie was produced on a very low budget.

Furthermore, movies are licensed for other forms of non-theatrical exhibition, including airlines, ships, military installations, prisons and hotels.

Distributor’s Costs and Fees.  Typically from first revenues received by a distributor, by agreement with the production company, the distributor is entitled to

•                                          recover the costs of duplicating the movie and its advertising and promotion (subject to an agreed maximum amount),

•                                          recover the up-front fee paid to the independent production company for the distribution rights, and

•                                          retain an agreed percent of the movie’s revenue as a revenue-based distribution fee.

The revenue-based distribution fee is negotiated on a movie-by-movie basis and may vary significantly depending on a variety of factors, including the channels and markets in which the movie is to be released, the overall demand for the movie, and the track record of the producers, directors and acting talent associated with the movie.  The revenue-based distribution fee may be up to 40% of revenue.  Under some distribution arrangements, particularly distribution outside North America, the production company may only receive a fixed amount, in part payable up-front and the balance over the distribution period of the movie and forego any rights to receive a share of distribution revenue.

Production Personnel Revenue Participation.  Often times the creative production personnel (directors, actors, etc.) may agree to participate in the financial success of a motion picture in lieu of or for a reduced up-front, fixed amount of compensation.  This financial-success participation is through sharing of the revenues generated by the motion picture and received by the production company, similar to a royalty, either before or after recover of exhibitor, distributor and producer costs of the motion picture.  The right to receive a share of revenue by the creative production personnel is known as a “participation” and is determined through negotiations and varies from movie to movie and depends upon the particular creative talent of the person (whether the person is a director, actor, etc.).  The participation by creative talent in motion picture revenue lessens the production company’s financial exposure in the event the movie is not successful, but correspondingly reduces or dilutes the production company’s share of revenues if the movie proves to be successful.

Home Video

Growth in this sector has been supported by increased DVD penetration that reached 43.1% in 2003 up from 36.4% and 23.6% in 2002 and in 2001, respectively, according to the MPAA.  Declining prices of DVD players, enhanced video and audio quality and special features such as deleted scenes, film commentaries and “behind the scenes” footage have helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years.

For the home video market, the distributor sells video copies of a film in the form of video cassettes or DVDs to retailers.  Retailers then rent these units to consumers. Traditionally, retailers retained all of the rental revenue a film generated. Recently some distributors have adopted a strategy known as revenue sharing, where they sell video units of a film to retailers at reduced prices in exchange for the right to receive a portion of the rental revenues (generally less than 25%).

Television Programming

Increased capacity for channels on upgraded digital cable systems and satellite television has precipitated the launch of numerous new networks seeking programming to compete with traditional broadcast networks.

International Markets

Worldwide demand for North American filmed content has increased in recent years.  According to the MPAA, international box office receipts in 2003 were $10 billion, a 10% increase from 2002.  The ability to pre-sell international distribution rights for films produced by independent studios has played a key role in helping these studios finance the production of motion pictures.

Residual Ownership

Distribution licenses of movies are generally for a specific number of years (10 or more years) and may be licensed in perpetuity.  In most instances, movie ownership remains with the production company that employed the creative talent (writers, directors, producers, camera operators, editors , etc.) to produce the movies.  Generally, pursuant to the agreements with the creative talent personnel, ownership of the movies produced belongs to the production company, although the creative talent personnel may have rights to share in the revenues of the movies as part of their employment arrangement with the production company.

Movies or motion pictures are considered literary creations and, accordingly, are copyright protected for 95 years following publication or release in most cases, or for 120 years following creation if not published or released within 25 years after creation.  The values or continuing revenue potentials of movies following distribution vary from movie to movie.  Those movies that remain popular following distribution may be redistributed for exhibition in later years.  Additionally, technology advancements and developments (much like the development of the DVD digital format) may create new distribution opportunities for licensing.

Within the motion picture industry there are companies (primarily movie distributors and movie production companies) that build and maintain “film libraries.”  These libraries are built through proprietary production of the movies and acquisition of movies from production companies. If acquired, these companies generally acquire the copyrights and trademarks of the motion pictures.  Sale of the copyrights and trademarks of a motion picture to a distribution company may be included as a part of a comprehensive licensing arrangement for initial distribution of the motion picture.  Alternatively, the production company may retain ownership of the motion picture to hold for future sale or to build the production company’s film library.

GrayMark Productions

We believe our strategy of producing feature length motion pictures independent of and without financial assistance from the movie industry studio system offers a number of advantages.  In general, these advantages may reduce our production costs and avoid investment in the distribution and marketing of our films and increase our exhibition revenues and the financial success of our films.  These advantages are as follows:

•                                          Studios providing production-cost funding typically charge high interest rates, overhead fees and other miscellaneous expenses to the film project that increase production costs and the risk of not recovering production costs through exhibition revenue.  These costs and expenses are avoided.

•                                          Financing production costs independently of a distributor or studio reduces the distributor’s investment in the film and may result in competitive bidding in the distributor selection process and arm’s-length negotiation of more favorable distribution arrangements, including

•                  lowering of distribution fees (for example, typically distribution fees are 30% to 40% of theatrical revenue exhibition), and

•                  reduction or elimination of costs and expenses related to other films that a distributor releases but that the distributor charges to a producer (these are known as “cross-collateralization” charges), all of which result in a larger percentage of gross receipts from the film’s exhibition being received; thus, increasing the likelihood of recovery of production costs and achieving a financial return.

•                  Utilize more fully the ability of proven artists to maintain creative control and decision making without studio or distributor involvement or interference.

Although we believe independent film production offers these advantageous, there are a number of disadvantages associated with producing a film outside the studio system.  The consequences of any one of these disadvantages may reduce our share of exhibition revenues and the financial success of our film, and require that we recover the film’s production costs from alternative revenue sources, if any, or suffer loss of all or a portion of the film’s production costs.  These disadvantages are as follows:

•                  The revenue potential of a film is critically dependent on distribution and relying on third-party distribution, there is no assurance that distribution will be obtained or, if obtained, distribution will be on favorable terms.  In the event we are unable to obtain distribution of a film or obtain distribution on a timely basis, we will be required to recover the film’s production costs from alternative revenue sources, if any, or suffer a complete loss of the production costs.

•                  By relying on third-party distributors to market our films, we will have very limited control over distribution.  Regardless of our success in negotiating a favorable distribution agreement, a distributor may release the film in a very limited number of theaters, devote limited resources marketing and promoting the film, withdraw the film from theaters prematurely, or even choose not to release the film into exhibition.

•                  A distributor may expend more time and resources marketing a film in which the distributor has a production-cost investment compared to one of our films in which the distributor will not have a production-cost investment.  In the event a distributor does not sufficiently market our film, our share of exhibition revenue may be reduced, and we may be required to recover the film’s production costs from alternative revenue sources, if any, or suffer loss of all or a portion of the film’s production costs.

•                  It is not possible to accurately predict a film’s box office success.  Expecting a large box office success, a distributor may spend a great deal to market the film in advance of its release without achieving the expected box office success.  Because the distributor will be entitled to recover its distribution and marketing costs from exhibition revenues before we will receive any portion of these revenues, our share of exhibition revenues and the financial success of the film may be reduced.  In this event, we may be required to recover the film’s production costs from alternative revenue sources, if any, or suffer loss of all or a portion of the film’s production costs if the film is not sufficiently successful.

•                  We have very limited financial resources compared to the studios.  In the event we are unable to complete production of a film on schedule or within budget, our funds may be insufficient to complete the film.  Unlike the studios, we may not have alternate sources of funds.

•                  Because we have not previously completed production of a film and lack a film production history, in comparison, other independent production companies may have a competitive advantage or leverage with distributors by being able to offer multiple films for sale to distributors.  Distribution companies typically offer more favorable financial terms to companies that have the proven ability to produce multiple films, because the distributor expects to be offered additional films to distribute.

•                  While we expect to have certain audit rights to verify exhibition revenues received by our North American distributors, distributors are often in a position, if they so choose, to account for revenues in a manner that understates or fail accurately to account for revenues, or they may fail to maintain appropriate accounting records, making it difficult to determine a producer’s actual share of revenues upon audit.  Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even picture-to-picture.  This type of audit will not be within the normal course of our operations. Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of our exhibition revenues or that audits will result in increases in the revenues that justify the associated audit costs.

Motion Picture Production. We will undertake a movie project based entirely on our preliminary evaluation of the movie’s commercial potential.  Because each motion picture is an individual artistic work, prediction of the success of a movie is difficult or maybe impossible to predict with accuracy.  The commercial success of a movie depends on a number of factors beyond our control, including

•                  viewer preference and taste, which constantly changes,

•                  quantity and popularity of other films and leisure activities available to movie goers at the time of release of our produced movies,

•                  exhibition competition at movie theaters, through video retainers, on cable television and through other forms or channels of distribution and viewing, and

•                  inability to obtain distribution in all media channels.

Furthermore, regardless of the financial success of a produced movie, a substantial amount of time may elapse between our expenditure of funds and the receipt of revenues, if any, from our motion pictures.  For example, we commenced production of Cloud 9, our first movie, in January 2004 at an approximate cost of $2.2 million.  As of the date of this report, we are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments.  We have not received any revenue from Cloud 9.  Also, as our production activities or production budgets increase, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks with respect to each produced movie.

Actual motion picture production costs often exceed budget, sometimes substantially.  The budgeted production costs of Cloud 9 were $2.0 million and total production costs exceeded the budget by about $0.2 million or 10%.  The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control.  Death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production.

In addition, if a motion picture production incurs substantial budget overruns, there is no assurance that we will recoup our invested costs in a film.  Increased costs incurred with respect to a particular film may result in the delayed release of the motion picture at the intended time and potentially the postponement to a less favorable time, all of which could cause a decline in box office revenue and the overall financial success of the movie.  Budget overruns could also prevent a movie from being completed or released.

If a motion picture production incurs substantial budget overruns, we may be required to seek additional financing from outside sources to complete production.  There is no assurance regarding the availability of such financing or, if available, the terms will be acceptable or favorable.

Budget cost overruns increase movie production costs often times without any additional assurance of exhibition revenues or corresponding increase in these revenues, and therefore adversely affect the financial performance of the movie and recovery of invested costs in the movie.  If these overruns are substantial and we do not have the capital resources to pay these additional costs, we may be forced to abandon the movie or sell the movie of which there is no assurance.  Either abandonment or sale of the movie will or may result in a loss that may be substantial and that may affect our ability to continue our movie production activities.

If we do not achieve or sustain profitable operations, we could be required to reduce significantly or suspend our operations, including movie production activities, seek a merger partner or sell additional securities on terms that may be highly dilutive to our shareholders.

We anticipate primarily producing English language motion pictures intended for theatrical, video, pay-per-view, and television (cable, satellite and network broadcast) that have production budgets of $2 million to $5 million (within this report these motion pictures are referred to as “low-budget motion pictures” or “low-budget films”).  We intend to acquire movies for production that are in the development phase, generally to the point that the initial screenplay has been written, and that are low-budget films and then arrange for distribution through third-parties primarily into the domestic and international theatrical markets and possibly into the ancillary markets (home video and television).  We have not previously produced and released a film into distribution.  We commenced pre-production of our first low-budget motion picture, Cloud 9, in January 2004.  The total production and development costs of Cloud 9 were approximately $2.2 million.  We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.  With respect to additional movies we may produce, we will not undertake production of our next movie until we have sufficient capital resources to finance the acquisition and production costs of the particular movie.

Movie Types.  It is expected that our movies

•                  will have a PG rating, a PG-13 rating or an R rating and, accordingly, will target the teenager and adult viewing markets, and

•                  will be characterized as comedy, drama, comedy-drama, suspense, horror, adult, romance, or mystery.

Any pre-production distribution arrangements we obtain may be based upon the subject movie having a particular rating classification from the Motion Picture Association of America (or MPAA).  With these arrangements in place, we will attempt to produce the movie in a manner that will ultimately obtain the expected rating.  However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the movie.  If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience.  Further, censors in foreign jurisdictions may find elements of a movie objectionable.

At additional and unbudgeted costs, we may be required to revise the movie to obtain the desired rating classification or to remove the objectionable elements of the movie.  Even following revision of the movie, the release in certain jurisdictions may be denied.  These events may result in release and distribution delays and adversely affect the commercial success of the movie.

Cloud 9 Production.  We commenced pre-production of our first low-budget motion picture, Cloud 9, in January 2004.  The total production and development costs of Cloud 9 were approximately $2.2 million.   We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We expect to complete the arrangements for distribution of Cloud 9 by July 2005.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”  As of the date of this report, we do not have any commitments related to the production of a motion picture.

Although we have only completed the production of one motion picture, our production team (Harry G. “Gray” Frederickson, Fred Roos and George “Fritz” Kiersch) has developed a track record for producing large and modestly budgeted films with commercial success.  Mr. Frederickson produced three films on the American Film Institute’s “100 Greatest Movies of All Time,” won an Oscar as co-producer of The Godfather, Part II and an Academy Award Nomination as a Co-Producer of Apocalypse Now.  He had a 20-year association with the Academy Award-winning director, Francis Ford Coppola, as a producer in Coppola’s famed Zoetrope Studios.  During that time, he also co-produced The Godfather Part III, and was associate producer of The Godfather.  He has 20 other films to his credit that include such films as Little Fauss and Big Halsy, The Good, The Bad, and The Ugly, and Candy.  He has extensive contacts in the film industry, not only due to his production of films for Paramount, 20th Century Fox, Columbia, United Artists, and Warner Brothers, but also as Vice President in Charge of Feature Film Production at Lorimar.  He also produced several pilots and series for television for Columbia, ABC, and Tri-Star/NBC.

Mr. Roos is also a highly successful producer, who partnered with Mr. Frederickson on several Francis Coppola films, including Godfather II, Godfather III, Apocalypse Now, One From The Heart, and The Outsiders.  He also produced numerous other acclaimed films including The Conversation, Rumble Fish, Tucker: The Man and His Dreams, Barfly, The Cotton Club, and The Black Stallion.  He has a highly esteemed reputation, not only a producer, but as one of the most notable casting directors and consultants in Hollywood.  His films as casting director include Petulia (George C. Scott, Julie Christy), Five Easy Pieces (Jack Nicholson), American Graffiti (Richard Dreyfuss, Ron Howard, Harrison Ford), and The Godfather (Marlon Brando, Al Pacino, Robert Duvall, James Caan, and Diane Keaton.)  His most recent films are The Virgin Suicides, directed by Sofia Coppola, with James Woods, Kathleen Turner and Danny DeVito, Town And Country, starring Warren Beatty, and The Son of The Black Stallion, for Disney, scheduled for the summer of 2003 on IMAX.

Mr. Kiersch has extensive experience in theatrical motion picture direction having worked in almost all film craft categories over the past 28 years with an emphasis on producing, directing and writing.  From this variety of career strengths, in both creative and business practice, Mr. Kiersch has gained a thorough knowledge of all aspects of film planning, production and finish, developing strong leadership skills and professional depth. He directed the production of Children of the Corn, a modest budget 1984 release by New World Pictures based upon a Stephen King short story that was a significant commercial success.  Mr. Kiersch has directed seven additional motion pictures studios and a television network including, Tuff Turf, Shattered Image, and a version of the classic, Gulliver’s Travels for Hallmark Entertainment.

With respect to the production of Cloud 9, Messrs. Roos and Kiersch assisted Mr. Frederickson in the selection of Cloud 9 as our first motion pictureproject.  Messrs. Roos and Kiersch performed these services without entitlement to any remuneration or compensation.  Furthermore, we do not have arrangement to pay or compensate Messrs. Roos and Kiersch for their services related to the production of Cloud 9.

We do not intend to employ screenplay writers or employ full-time pre-production creative personnel.  We will only acquire film projects that at least have written screenplays in the development phase, and may already have production commitments from directors, lead and supporting actors and other creative talent and a preliminary production schedule and budget.  These types of projects are referred to in this report and known as “packaged film projects” within the motion picture industry.

Our executive officers and directors review a significant number of screenplays and film projects each year, looking for script and material that will attract new as well as accomplished creative talent.  We then actively further develop the film.  In general, this further development may include

•                  refinement or enhancement of the screenplay and script,

•                  recruiting creative talent including the director and acting cast that appeals to the film’s target audience, and

•                  preparation of the production schedule and budget.

Although no assurance can be provided, we believe that the experience, movie industry contacts and established reputation of our Messrs. Frederickson, Roos and Kiersch, as described above, will sufficiently serve to attract or provide access to screenplays and film projects that met our annual production goals and strategies.

The decision whether to “greenlight” or proceed with production of a film is a diligent process.  Generally, each film project will be presented to our board of directors for consideration.   In this presentation, our board

•                  discusses the script for both artistic merit and commercial viability,

•                  considers the entire package, including the script, the talent that may be attached or pursued and the preliminary initial budget,

•                  discusses talent and story elements that could make the film more successful,

•                  estimates the projected revenues and the costs of marketing and distributing the film, and

•                  decides whether the film is worth pursuing by balancing the risk of a production against its potential for financial success.

We will typically seek to mitigate the financial risk associated with film production by

•                  negotiating arrangements for the sharing of production costs and producer revenues, similar to the Investor Agreement for the production of Cloud 9 (see “Item 6. Management’s Discussion and Analysis or Plan of Operation”),

•                  selling international distribution rights to international distributors before completion of film production, and

•                  structuring deals with talent that provide for them to participate in the financial success of the motion picture (through revenue sharing) in exchange for reducing up-front compensation or payments.

Furthermore, we may become involved in the development, acquisition, and production of television projects in the movie-of-the-week and mini-series formats.  However, we do not intend to pursue these types of projects in the near term.

Distribution.  Although we have not previously released a movie into distribution, our motion pictures may be distributed in the domestic theatrical market and to a much lesser extent in the international theatrical market and the ancillary markets.  The prediction of the financial success of a movie in any market is difficult or maybe impossible to predict with accuracy.  Because a movie’s performance in ancillary markets (home video and pay and free television) is often directly related to the movie’s box office performance, poor box office results may negatively affect future revenue streams outside the theatrical market.  Even if one of our movies achieves financial success in the theatrical markets, revenues from the ancillary market may not be substantial.

Production costs and theatrical marketing costs are rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices. Consequently, we may become more dependent than anticipated on the ancillary market for the financial performance of our movies.  In the event one of our movies is not successful or only moderately successful in theatrical distribution, revenue potential in the ancillary market may not exist or may not be substantial.  Accordingly, we anticipate that the ancillary market will not contribute significantly to the financial success of any movie we produce and release theatrically.

The motion pictures we produce will be distributed by third-party distributors and we will not directly engage in film distribution.  Although not the case with Cloud 9, we may engage in preliminary negotiations with distributors on a pre-production basis with the intent of determining the interest of distributors in distributing the particular film and its potential target audience appeal when released.  The favorable or unfavorable reaction of the distributors to the film project may influence whether we proceed with production or elect not to acquire and participate in production of the particular film project.  We expect to enter into distribution arrangements that require the distribution company to pay the expenses and costs of distribution, including print and ad costs.  As discussed in the section of this report captioned “Item 6. Management’s Discussion and Analysis or Plan of Operation,” we have not previously developed and produced any film entertainment content other than our first motion picture project titled Cloud 9.  We are in the process of arranging for distribution of Cloud 9 but have not obtained any commitments as of the date of this report and have not received any revenue from Cloud 9.  We anticipate that Cloud 9 will be directly released to the ancillary market and will not be theatrically released.  The terms of distribution arrangements are accordingly not determinable as of the date of this report.

Distributors’ decisions regarding the timing of release and promotional support of our motion pictures are important in determining the success of these pictures.  As with most companies engaging in licensed distribution, we will not control the timing and manner in which our licensed distributors promote and distribute our produced movies.  Any decision by these distributors not to distribute or promote one of our movies or to promote competitors’ movies to a greater extent than they promote ours may result in a substantial loss of revenue potential that would adversely affect our ability to recoup our capital investment in the movie and further result in a substantial loss.

Our approach to acquiring film projects is to limit our financial exposure.  The decision whether to acquire a film project will be made by our board of directors.  The criteria considered by our board will include a film’s expected critical reaction, marketability, and potential for commercial success, as well as the cost to acquire the picture and the ancillary market potential for the film after theatrical release or in the event the picture is not theatrically released.

We expect to distribute our productions to the international marketplace through third parties.  These distribution arrangements will involve the sale of the film’s distribution rights to the distributor, most likely on a worldwide basis with the exception of North America.  With respect to some of our films, we may sell the international distribution rights prior to completion of the film’s production (within in the movie industry referred to as “pre-sold”). Any revenues for pre-sold distribution rights will be used to pay a portion (possibly a significant portion) of the film’s production costs.  As mentioned above and in the section of this report captioned “Item 6. Management’s Discussion and Analysis or Plan of Operation,” we have not entered into any negotiations for the sale of the international distribution rights on a pre-sold basis.

Any third-party distribution in the video rental market will most likely be through the major video rental outlets of Blockbuster, Inc., Hollywood Entertainment Corporation, Movie Gallery, Inc. and Rentrak Corporation.  Furthermore, any direct marketing by the third-party distributor will most likely be through mass merchandisers, including Costco Wholesale Corporation, Target Corporation, Best Buy Co. Inc., and others who buy large volumes of videos and DVDs to sell directly to consumers.

Our Competitive Disadvantage

Major Studios and other Independent Producers.  We are in the development stage and, accordingly, our competitors are larger and more diversified, including the independent producers and major U.S. and international studios (see “– The Motion Picture Industry – Competition” above).  Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations.  In addition, the major studios and many independent producers have substantially more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production.

Because we have not previously release a movie, have had very nominal revenue and have very limited capital resources, we are at a competitive disadvantage within the movie industry.  This competitive disadvantage may adversely affect the financial performance of our movies.

Oversupply of Movies.  The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially.  Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest.  For this reason, and because of our more limited production and advertising budgets, we do not plan to release our films during peak release times, which may also reduce our potential revenues for a particular release.

Moreover, we cannot guarantee that we can release any one of our films initially as scheduled.  In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio or other competitor may force us to alter the release date of a film because we cannot always compete with a competitor’s larger promotion campaign.  Any of these changes could adversely impact a film’s financial performance.  In addition, if we cannot change our schedule following a change by a major studio or other competitor because we are too close to the release date. Our competitor’s release utilizing the typically larger promotion and advertising budget may adversely impact the financial performance of our movie.

Theatrical Exhibition.  Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to 10 to 15 films distributed nationally by major studio distributors.  In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease.  If the number of available motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease.  This decrease in box office receipts and revenue streams will adversely affect the financial performance of our movie that may result in a substantial loss of our investment in the movie.

Intellectual Properties

As of the date of this report, the only intellectual property rights we have relate to our interest in the movie Cloud 9 (see “Item 6. Management’s Discussion and Analysis or Plan of Operation – Literary Purchase Agreement” and “– Production Agreement”).  We expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific countries (outside of North America) and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not afford copyright and trademark protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or certain portions, which if distributed in domestic market could reduce our revenues and adversely affect the financial performance of the movie.

Litigation may also be necessary in the future to enforce our acquired or developed intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and the diversion of resources.  There is no assurance that infringement or invalidity claims will not have a material adverse effect on our business, results of operations or financial condition.  Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims.  In the event we are successful in protecting our intellectual property rights, the costs of this protection may not be recovered from the revenues of the particular movie and may adversely affect the financial performance of the movie.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern European bloc countries.  Additionally, as motion pictures begin to be digitally distributed using emerging technologies, including the internet and online services, piracy most likely will become more prevalent, including in the U.S., because digital formats are easier to copy and download, much like the musical recordings.  As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet.  In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures.  As long as pirated content is available to download digitally, many consumers may choose to download pirated motion pictures rather than pay for motion pictures.  Piracy of any movie we produce may adversely impact the gross receipts received from the exploitation of these movies, domestically and internationally, which could have a material adverse effect on the financial performance of the movie.

Government Regulation

Our operations are and will be subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not currently a party to any legal proceedings.

Employees

As of the date of this report, we have two full-time employees (our chief executive officer and an administrative assistant) and two employees that are required to devote the necessary time and attention to the duties and responsibilities assigned to them.  One of these employees, John Simonelli, was very involved in the production of Cloud 9, and devoted his full time and attention (more than 40 hours per week) to the production activities of GrayMark Productions, Inc. since the beginning of 2004.

The other employee, our chief financial officer, devotes not less than 16 hours per week to his responsibilities and duties at GrayMark Productions, Inc.  Because of the work required in connection with this filing and the required financial information, including audited financial statements for 2004, the reporting to the U.S. Securities and Exchange Commission and compliance with The Sarbanes-Oxley Act of 2002, he has been devoting substantially more hours than 20 hours per week to his duties and responsibilities at GrayMark Productions, Inc.

Our future performance depends in significant part upon the continued service of our key management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations.  Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

Our employees are not represented by a labor union.  However, in connection with the production of our motion pictures, we will employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements.  The collective bargaining agreement with the Writers Guild of America was successfully renegotiated and became effective as of November 1, 2004 for a term of three years.  The collective bargaining agreements with the Screen Actors Guild and Directors Guild of America were each successfully renegotiated and became effective as of July 1, 2002 for a term of three years.  Our productions may also employ members of a number of other unions, including the International Alliance of Theatrical and Stage Employees, and the Teamsters.  A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.  A union related halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures that could have a material adverse effect on our business, results of operations or financial condition.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies.  Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success.  Many of the factors are not within our control.  We provide no assurance that one or more of these factors will not

•                  adversely affect

•                  the market price of our common stock,

•                  our future operations, and

•                  our business,

•                  financial condition, or

•                  results of operations

•                  require significant reduction or discontinuance of our operations,

•                  require us to seek a merger partner or

•                  require us to sell additional stock on terms that are highly dilutive to our shareholders, and

•                  may ultimately result in a decline in or complete loss of the value of our securities.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We are a development stage company.  We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock and the redeemable warrants.  Other than Cloud 9, our first motion picture, we have not previously completed the development and production of a motion picture.  We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.  We are confronted with the risks inherent in a start-up, development stage company, including difficulties and delays in connection with commencement of our motion picture projects, operational difficulties and our potential under-estimation of movie production and corporate administrative costs.

We have not realized any revenue from operations and have incurred substantial losses and such losses may continue which will increase our accumulated deficit.

Since commencement of the operations of GrayMark Productions, L.L.C. in August 2001, we have incurred substantial operating losses.  During the year ended December 31, 2003 we had revenue of $13,391 from operations, principally consulting revenue, and during the years ended December 31, 2004 and 2002, we did not realize any revenues from operations.  During each of the years ended December 31, 2004 and 2003, we incurred substantial losses.  Our losses from operations have resulted in an accumulated deficit at December 31, 2004, of ($1,241,976).  There will be a substantial increase in the level of operating expenses during the next 12 months and possibly longer, resulting in an increase in our accumulated loss.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”  As is the case with our first motion picture project, Cloud 9, we will be required to make significant expenditures in the development and production of our motion pictures and may not realize revenue from these motion picture projects for a substantial period.  Consequently, we anticipate continuing to incur significant and increasing losses in the foreseeable future until the time, if ever, that we are able to generate sufficient revenues to support our operations.  There is no assurance that we will ever obtain profitability which may lead to the entire loss of investment in our common stock and redeemable warrants.

We may not obtain profitability which may require suspension of our operations, seek a merger partner or obtain additional equity capital that may be dilutive to our shareholders.

We cannot assure you that

•                  our produced motion pictures will be financially successful,

•                  we will be able to successfully implement our business strategy, or

•                  we will be able to generate meaningful revenue or achieve profitable operations.

We will undertake a movie project based entirely on our preliminary evaluation of the movie’s commercial potential.  Prediction of the success of a movie is difficult or maybe impossible to predict with accuracy.  The commercial success of a movie depends on a number of factors beyond our control, including

•                  viewer preference and taste, which constantly changes,

•                  quantity and popularity of other films and leisure activities available to movie goers at the time of release of our produced movies,

•                  exhibition competition at movie theaters, through video retainers, on cable television and through other forms or channels of distribution and viewing, and

•                  inability to obtain distribution in all media channels.

If we do not achieve or sustain profitable operations, we could be required to reduce significantly or suspend our operations, including movie production activities, seek a merger partner or sell additional securities on terms that may be highly dilutive to our shareholders, including the purchasers of the common stock shares and redeemable warrants pursuant to this offering.

Our movie production activities require a substantial investment of capital that if not recovered from movie revenue will result in a loss that may be substantial and jeopardize our ability to continue movie production activities.

The acquisition, production, and distribution of motion pictures requires a significant amount of capital resources.  A substantial amount of time may elapse between our expenditure of funds and the receipt of revenues from our motion pictures.  Although we intend to take measures to reduce the risks of our production exposure, there is no assure you that we will be able successfully to implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures.  As our production activities or production budgets increase, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks.

In the event we are unable to recover our invested costs in a movie due to poor financial performance or on a timely basis to support our ongoing operations, we may be required to reduce or curtail our production operations unless financing or additional capital funds are obtained of which there is no assurance.

We may incur budget cost overruns that increase movie production costs without any additional assurance of exhibition revenues or corresponding increase in these revenues, and therefore these overruns could adversely affect the financial performance of the movie and recovery of our invested costs from movie revenue.

Our business model requires that we be efficient in production of our motion pictures.  Actual motion picture production costs often exceed their budget, sometimes substantially.  The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control.  Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production.  If a motion picture production incurs substantial budget overruns, we may be required to seek additional financing from outside sources to complete production.  We make no assurances regarding the availability of such financing on terms acceptable to us.

In addition, if a motion picture production incurs substantial budget overruns, there is no assure that we will recoup these costs.  Increased costs incurred with respect to a particular film may result in the delayed release of the motion picture at the intended time and potentially the postponement to a less favorable time, all of which could cause a decline in box office revenue and the overall financial success of the movie.  Budget overruns could also prevent a movie from being completed or released.

In the event we are unable to obtain additional financing and capital resources to complete a movie, we may be required to sell the incomplete movie and recover our invested cost from the sale proceeds or abandon the movie, each of which may or will result in a loss that may be substantial. Budget cost overruns increase movie production costs without any additional assurance of exhibition revenues or corresponding increase in these revenues, and therefore adversely affect the financial performance of the movie and recovery of invested costs in the movie.  Either abandonment or sale of the movie will or may result in a loss that may be substantial and that may affect our ability to continue our movie production activities.

Rises in production and distribution costs at a rate faster than theatrical admissions and ticket prices or ancillary market (home video and cable television exhibition) revenues may adversely affect the financial performance of any movie we produce.

Although we have not previously released a movie into distribution, we expect that the domestic and international theatrical markets and the ancillary markets (home video and television) will be the distribution markets of any movie we produce.  The prediction of the financial success of a movie in any market is difficult or maybe impossible to predict with accuracy.

Production costs and distribution costs are rising at a faster rate than increases in domestic admissions to movie theaters and admission ticket prices.  Therefore, we may become primarily dependent on the ancillary markets for the financial performance of our movies.  In the event a movie project is released theatrically and is unsuccessful or only moderately successful in theatrical distribution, the revenue potential in the ancillary market may not exist or may not be substantial. Also, in the event of theatrical release, in most cases the ancillary market revenue will serve as a source for recovery of the theatrical distributor’s distribution costs.  Thus, in the event of a theatrical release, we may not depend on the ancillary market to contribute significantly to the financial success of any movie we produce and release theatrically.

Because our revenues and operating results will depend on the financial performance of our movies, our revenues and operating results may vary significantly from period to period.

Our revenues and results of operations will depend significantly upon the commercial success of the motion pictures that we produce and distribute, which cannot be predicted with certainty.  Consequently, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. There is no assurance that we will manage the acquisition, production, and distribution of our motion pictures profitably from period to period which may result in the decline in or complete loss of the value of our common stock and redeemable warrants.

We do not expect to obtain output agreements with cable and broadcast channels providing minimum periodic payments, instead we intend to license our movies for one-time license fees that may contribute to the volatility in the resale price or value of our common stock and redeemable warrants.

We do not have any arrangements for the distribution of our produced movies in cable or broadcast television channels.  If our movies are distributed in these ancillary markets, distribution will be on a movie-by-movie basis, rather than an output basis.  Without multiple output agreements that typically contain guaranteed minimum payments, our revenues may be subject to greater volatility.  This revenue volatility may further contribute to the volatility in the market value of our common stock and redeemable warrants, if and when a market develops.

Accounting principles and industry practice may accentuate fluctuations in our operating results and contribute to the volatility in the resale price or value of our common stock and redeemable warrants.

In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results.  In accordance with U.S. generally accepted accounting principles and industry practice, we will amortize film costs using the “individual-film-forecast” method.  Under this accounting method, we amortize costs for each film based on the ratio that revenue earned by title in the current period divided by the estimated total revenues by title.  We will be required to regularly review and revise when necessary our total revenue estimates on a title-by-title basis.  This review may result in a change in the rate of amortization as well as a write-down of the film asset to estimated fair value.

Results of operations in future years will be affected by our amortization of our film costs.  Periodic adjustments in amortization rates may significantly affect these results.  In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual picture. These accounting principles and methods and their impact on operating results may further contribute to the market volatility of our common stock and redeemable warrants, if and when a market develops.

Our success depends on the financial performance of produced movies, which is difficult to predict, and the failure to recover from exhibition revenue the production and other invested costs of the movie may result in substantial losses from operations.

Operating in the motion picture industry involves a substantial degree of risk.  Each motion picture is an individual artistic work, and favorable audience reactions primarily determine commercial success, the accurate predictability of which is difficult and sometimes impossible.  Generally, the popularity of our motion pictures will depend on many factors, including the critical acclaim they receive, if any, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures will also depend upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We provide no assurances that our motion pictures will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our motion pictures. The failure of one of our movies to generate sufficient revenue to recoup our production and other invested costs will result in an operating loss that may be substantial.  If the loss were to be substantial, we may be required to curtail or suspend our movie production activities for lack of financial resources which could ultimately result in the holders of our common stock and redeemable suffering a loss of investment in our common stock and redeemable warrants.

The failure of a distributor to promote our produced movie may adversely affect our share of exhibition revenues and the financial performance of the movie.

Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures and, if applicable, related products are important in determining the success of these pictures and products.  As with most companies not engaging in licensed distribution, we do not control the timing and manner in which our licensed distributors distribute our motion pictures.

Any decision by those distributors not to distribute or promote one of our motion pictures or to promote competitors’ motion pictures to a greater extent than they promote ours may result in a substantial loss of revenue potential that would adversely affect our ability to recoup our capital investment in the movie and further result in a substantial loss.  If this loss were to be substantial, we would be required to curtail or suspend our movie production activities that ultimately may result in loss of investment in our common stock and redeemable warrants.

We will depend on the distributors of any motion picture we produce to account for and accurately report our share of exhibition revenue, and in the event of audit, our cost to audit and verify our revenue share may be substantial and may exceed the amount of the revenue understatement, if any.

While we expect to have certain audit rights to verify exhibition revenues received by our North American distributors,

•                  distributors are often in a position to account for revenues in a manner that understates or fails accurately to account for revenues or

•                  distributors may fail to maintain appropriate accounting records making it difficult to determine accurately our actual share of revenues upon audit.

Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even picture-to-picture.  Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of our exhibition revenues or that accounting audits of revenue will result in increases in the revenue that justify the associated audit costs.  Our failure to receive our share of exhibit revenues or incurring substantial costs to determine accurately our revenue share may adversely affect the financial success of the motion picture and recovery of our invested costs in the motion picture.

The creative talent utilized in the making of movies are members of various organized unions, thus our movie production activities and the success of these activities could be adversely affected by strikes or other union job actions, resulting in increased movie costs and delays, adversely affecting the financial performance of the movie and our ability to recover invested costs from movie revenue.

The motion pictures to be produced by us generally will utilize actors and directors (and possibly writers) who are members of the Screen Actors Guild and Directors Guild of America (and Writers Guild of America), respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreements with the Screen Actors Guild and Directors Guild of America were each successfully renegotiated and became effective as of July 1, 2002 for a term of three years.  The collective bargaining agreement with the Writers Guild of America was successfully renegotiated and became effective as of May 2, 2001 for a term of three years. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, and the Teamsters.  A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.

A union related halt or delay, depending on the length of time, could cause a delay or interruption in our release of a movie into distribution.  Any delay in the distribution of our movie will also delay receipt of any revenue from the movie.  If this delay continues for an extended period, and we do not have other available funds to commence development and production of our next movie project, we may be required to suspend production operations until receipt of movie revenues commences.  During any period our production operations are suspended or curtailed, we will continue to have administrative expenses that deplete capital resources that otherwise may be available for movie development and production.

Our competitors have competitive advantages that we do not have, including substantially greater financial and human resources and established distribution networks, and these competitive advantages may adversely affect our ability to achieve the anticipated financial performance of our movies.

We are in the development stage and, accordingly, our competitors are larger and more diversified, including the independent producers and major U.S. and international studios.  Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations.  In addition, the major studios and many independent producers have substantially more resources with which to compete for ideas, storylines and scripts created by third parties, as well as for actors, directors and other personnel required for production. The resources of the major studios and many independent producers may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

Because we have not previously released a movie, have not received any revenue from our initial motion picture project Cloud 9 and have very limited capital resources, we are at a competitive disadvantage within the movie industry.  This competitive disadvantage may adversely affect the financial performance of our movies.

At times there may exist an oversupply of motion pictures in the market, resulting in greater competition for the viewing audience that may reduce exhibition revenues and consequently adversely affect the commercial success of our movie.

The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office receipts in the event of a theatrical release and adversely affect distribution in the ancilary market, and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest.  For this reason, and because of our more limited production and advertising budgets, we do not plan to release our films during peak release times, which may also reduce our potential revenues for a particular release.

Moreover, we cannot guarantee that we can release all of our films initially as scheduled.  In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio or other competitor may force us to alter the release date of a film because we cannot always compete with a competitor’s larger promotion campaign.  Any such change could adversely impact a film’s financial performance.  In addition, if we cannot change our schedule following a change by a major studio or other competitor because we are too close to the release date, our competitor’s release utilizing the typically larger promotion and advertising budget may adversely impact the financial performance of our movie.

The limited number of available motion picture screens intensifies competition amongst movies during a period of oversupply, and this competition may reduce the our movie’s revenues,  thus adversely affecting the commercial success of the movie.

Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to 10 to 15 films distributed nationally by major studio distributors.  In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture theatrically may decrease.  If the number of available motion picture screens decreases, box office receipts of our motion pictures may also decrease. This decrease in box office receipts and revenue streams will adversely affect the financial performance of our movie that may result in a substantial loss of our investment in the movie.

There are emerging technological advances in the entertainment industry, particularly in the home entertainment market, which if not successfully exploited, may adversely affect our ability to generate movie revenues in the ancillary market.

The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand.  This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures.  For example, an increase in video-on-demand could decrease home video rentals.  Other entertainment distribution companies will have larger budgets to exploit these growing trends.  Because we are in the early stages of development and our commercial success is impossible to predict, we cannot predict how we will financially participate in the exploitation of our motion pictures through these emerging technologies.  If these emerging technologies reduce theater attendance and box office receipts in the event of a theatrical release or there is a substantial reduction in the ancilary market through video-on-demand and we cannot successfully exploit these emerging technologies, the revenue streams of our movies will decrease, especially in the ancillary market (home video and television), which will adversely affect the financial performance of our movies and may result in a loss.

Our movie production activities are substantially dependent upon Gray Frederickson and John Simonelli, our executive officers, and their unavailability would have a material adverse effect on our ability to produce movies and obtain distribution arrangements.

Our success depends to a significant degree upon the efforts, contributions and abilities of our management.  Although we have employment agreements with Gray Frederickson and John Simonelli, and maintain keyman insurance covering the death of Mr. Frederickson, there is no assure that the services of Messrs. Frederickson and Simonelli and our other key personnel will continue to be available to us.  The loss of services of Messrs. Frederickson and Simonelli and other key employees could have a material adverse effect on our ability to continue our motion picture production activities.

In the production phase of our motion pictures we will utilize highly skilled creative and production personnel on a contract basis, including cinematographers, editors, costume designers, set designers, sound and lighting technicians, and actors.  We expect to hire qualified personnel to provide these services; however, we may be unable to retain the desired quality of production personnel on acceptable terms, on a timely basis, or otherwise.  This may result in delayed production or reduce the quality of the motion picture that may consequently impair the revenue potential of the movie.  Further, the personnel hired may be members of unions and guilds that may restrict our ability to terminate unsatisfactory or non-performing personnel under existing union or guild contracts and regulations.  This could result in delay of production and release of our motion pictures and significantly increase our production costs, any of which could adversely affect the financial performance of any movie we produce.

Each of our movies will be subject to rating restrictions and censorship that may result in ratings that adversely affect distribution and decrease the revenue potential of the movie.

Any distribution arrangements we obtain prior to completion of the subject movie may be based upon the movie having a particular rating classification from the Motion Picture Association of America (or MPAA).  With these arrangements in place, we will attempt to produce the movie in a manner that will ultimately obtain the expected rating.  However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the movie.  If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience.  Further, censors in foreign jurisdictions may find elements of a movie objectionable.

At additional and unbudgeted costs, we may be required to revise the movie to obtain the desired rating classification or to remove the objectionable elements of the movie.  Even following revision of the movie, the release in certain jurisdictions may be denied.  These events may result in release and distribution delays and adversely affect to commercial success of the movie.

We may not be able to obtain additional funding to meet our financial requirements, particularly those associated with our movie production activities and completion of a movie, which could result in our failure to complete a movie and loss of our invested costs in the movie.

Our ability to grow through production and distribution of motion pictures and to fund our operating expenses depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets.  If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, we may be required to curtail or suspend our movie production activities.  This curtailment or suspension may ultimately result in the loss of investment in our common stock and redeemable warrants.

We may enter into production cost and revenue sharing arrangements, the negotiation of which may require significant costs and diversion of our time and resources, that do not achieve the anticipated benefits.

We expect to enter into various production cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand our business.  We may not realize the benefits we anticipated when we entered into these arrangements.  In addition, the negotiation of potential arrangements could require us to incur significant costs and cause diversion of management’s time and resources. The costs of obtaining these sharing arrangements will increase our invested cost in a movie without providing a correlating increase in the movies revenues; thus, adversely affecting the financial performance of the movie.

Our ability to sell the international distribution rights in our produced movies may be adversely affected by international developments, which may result in reduction of movie revenues and adversely affect the financial performance of the movies.

We expect to distribute each motion picture we produce outside the United States by sale of the international distribution rights to an international distributor for lump-sum single payment (in U.S. currency) without retaining any right to receive revenue from international distribution.  As a result, our ability to sell the international distribution rights will be subject to certain risks inherent in the international movie and entertainment market, many of which are beyond our control.  These risks include:

•                  changes in local regulatory requirements, including restrictions on content;

•                  changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and withholding taxes);

•                  differing degrees of protection for intellectual property;

•                  instability of foreign economies and governments;

•                  cultural barriers;

•                  wars and acts of terrorism; and

•                  the spread of severe acute respiratory syndrome, or SARS.

Any of these factors could have a material adverse effect on our ability to sell the international distribution rights of any motion picture, which may adverse affect the financial performance of the movie.

Our ability to compete depends in part on protecting and defending against intellectual property claims and infringements, the cost of this protection may be substantial and material, which may not achieve the expected protection benefits, and increase our invested costs in our movie possibly without achieving increased movie revenue.

As of the date of this report, the only intellectual property rights we have relate to our production of the movie Cloud 9; however, we expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable distribution companies and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not have copyright and trademark law protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or use certain portions or applications of our movies.

Litigation may also be necessary in the future to enforce our acquired or developed intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and the diversion of resources.  We cannot assure you that infringement or invalidity claims will not materially adversely affect our business, results of operations or financial condition.  Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims.  In the event we are successful in protecting our intellectual property rights, the costs of this protection may not be recovered from the revenues of the particular movie and may adversely affect the financial performance of the movie.

Piracy of any movie we produce may reduce the movie revenues and adversely affect our ability to recover the costs invested in the movie.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern European bloc countries.  Additionally, as motion pictures begin to be digitally distributed using emerging technologies including the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy and download, much like the musical recordings.  As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet.  In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures.  As long as pirated content is available to download digitally, many consumers may choose to download pirated motion pictures rather than pay for motion pictures. Piracy of any movie we produce may adversely impact the gross receipts received from the exploitation of these movies, domestically and internationally, which could have a material adverse effect on the financial performance of the movie.

If a market develops for our common stock and redeemable warrants, the public market prices and values may fluctuate widely.

A market for our common stock shares does not exist.  If a market develops, the market price of our common stock may be subject to significant fluctuations in response to, and may be adversely affected by

•                  variations in quarterly operating results,

•                  changes in earnings estimates by analysts,

•                  developments in the motion picture industry generally and more particularly the low-budget motion picture industry,

•                  timing of motion picture releases by us as well as our competitors, and

•                  general stock market conditions.

If a market develops, our common stock and redeemable warrants will initially be traded on the over-the-counter market and will have a low trading volume that will increase the volatility of the market price and value of the common stock and redeemable warrants.

In the event a market for our common stock develops, the common stock will be included in the over-the-counter market.  The over-the-counter market is volatile and characterized as follows:

•                  the over-the-counter securities are subject to substantial and sudden price increases and decreases,

•                  at times the price (bid and ask) information for the securities may not be available,

•                  if there is only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

•                  the available offered price may be substantially below the quoted bid price.

Our common stock will be subject to “penny stock” rules that impose additional duties and responsibilities on broker-dealers and salespersons making purchase recommendations and require purchasers to met certain qualifications, all of which materially limit or restrict the ability to resale the common stock and redeemable warrants in terms of resale prices and the ability to sell on a timely basis.

If a market develops, our common stock will be subject to the “penny stock” rules.  A “penny stock” is generally a stock that

•                  is only listed in “pink sheets” or on the NASD OTC Bulletin Board,

•                  the high bid price for the common stock is less than $5.00, and less than two market makers are currently displaying bid and ask quotations at specified prices, or

•                  is issued by a company with net tangible assets of less than $5 million (or after having been in existence for more than three years, less than $2 million) or

•                  has average revenues during the previous three years of less than $6 million.

The penny stock trading rules will impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase a penny stock or the sale of a penny stock. Required compliance with these rules will materially limit or restrict

•                  the ability to resell our common stock, and

•                  the liquidity typically associated with other publicly traded stocks may not exist.

We may issue additional common stock and preferred stock at prices and on terms determined by our board of directors, without shareholder consent or approval, that upon issuance may result in substantial dilution of our shareholders interests as well as the market price and value of our common stock and redeemable warrants.

We have 78,086,575 shares of our common stock and 10,000,000 shares of preferred stock available for issuance.  We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors.  The sale of these shares may result in substantial dilution to our shareholders.  Also the preferred stock may have rights superior to those of our common stock.  These stock issuances may adversely affect the market price or value of our common stock as well as our redeemable warrants.

Item 2.           Description of Property

Facilities

Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of $500.  The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord.  These improvements included removal and construction of new walls, ceilings and doorways, and painting of the walls throughout and installation of carpeting in the offices and reception area and vinyl flooring in a utility room, and installation of computer cabling for communications, including internet access services and telephone services.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities and that the term of the lease will continue simply be on a month-to-month basis, requiring 30-day prior written notice of termination under Oklahoma law.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square fee of office facilities).

In connection with the production of Cloud 9, we rented a small production office or trailer as our production office on a month-to-month basis for five months from which production personnel and vendors were paid during the production phase.  Also, we rented a house for one day, a night club for four days, a jail for two days and miscellaneous other locations to serve as shooting locations.  The rental costs of production office and these locations was approximately $45,000.  These costs are included in film costs.

Item 3.           Legal Proceedings

In the normal course of business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations.  We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of our security holders during the three months ended December 31, 2004.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Lack of Market

As December 31, 2004, the date of this report, a market for our common stock shares does not exist.

Dividend Policy

We do not intend to pay and you should not expect to receive cash dividends on our common stock.  Our dividend policy is to retain earnings to support the expansion of our operations.  If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors.  These factors will generally include future earnings, capital requirements and our financial condition.  Furthermore, in the event we issue preferred stock shares, although unanticipated, no dividends may be paid on our outstanding common stock shares until all dividends then due on our outstanding preferred stock will have been paid.

Holders of Equity Securities

We have 104 record owners of our common stock shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2004, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plans approved by our shareholders are our 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan.  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2003 Stock Option Plan	60,000	$1.10	240,000
2003 Non-Employee Stock Option Plan	80,000	$1.10	220,000

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	443,250	$1.10	—
Warrants issued to E. Peter Hoffman, Jr.	100,000	$1.25	—

Total	683,250	$1.12	460,000

Securities Sold Pursuant to Private Placement Offering

On July 13, 2004, our Registration Statement (No. 333-111819) became effective under the Securities Act of 1933 for the resale of 2,955,000 common stock shares, 2,955,000 redeemable warrants and the 2,955,000 common stock shares for which the redeemable warrants are exercisable and 100,000 common stock shares underlying a stock option granted to E. Peter Hoffman.  The 2,955,000 common stock shares and 2,955,000 redeemable warrants were sold pursuant to our private placement offering that commenced in September 2003.  These common stock shares and redeemable warrants were offered in units consisting of one common stock share and one redeemable warrant for $1.00 each, resulting in gross proceeds of $2,955,000.  The placement agent received a 10% commission and a 3% non-accountable expense allowance of the gross proceeds for an aggregate of $384,150.  Additional offering expenses were $57,376 resulting in net proceeds of $2,513,474.  The following expenditures have been made from the net proceeds:

•                  $1,776,546 for the costs of producing and deposits outstanding relating to our motion picture project titled, Cloud 9 and other projects in progress,

•                  $373,376 for working capital, and

•      the balance has been invested in high grade, short-term interest bearing investments.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

We are a development stage company.  We operated historically as a limited liability company, GrayMark Productions, L.L.C. that was formed in August 2001.   Since commencement of our operations in August 2001, we generated our initial revenue from operations ($13,391) during 2003 and did not have revenues from operations during 2004 and 2002.  This initial revenue was primarily attributable to consulting services, a non-reoccurring revenue source.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests in GrayMark Productions, L.L.C. exchanged their respective member interests in GrayMark Productions, L.L.C. for 4,870,000 shares of our common stock.  As a result of this exchange, GrayMark Productions, L.L.C. became a wholly-owned subsidiary of GrayMark Productions, Inc. and the plan of operation of GrayMark Productions, L.L.C. became that of GrayMark Productions, Inc.

During 2002 and 2001, we paid Mark A. Stansberry and Harry G. “Gray” Frederickson, Jr. consulting and management fees totaling $38,650 and $105,471, respectively, and during 2001 we paid Mr. Frederickson consulting and management fees totaling $20,999.  Messrs. Stansberry and Frederickson were members and served as managers of our wholly-owned subsidiary, GrayMark Productions, L.L.C. until August 18, 2003.  See “Certain Transactions.”

Michael E. Dunn became one of our shareholders in August 2003 as a result of the exchange of his ownership interest in GrayMark Productions, L.L.C. for 20,000 of our common stock shares.  Mr. Dunn is a member of the law firm of Dunn Swan & Cunningham, the firm that serves as our legal counsel.  Dunn Swan & Cunningham was paid $29,305 during 2003 and $48,751 during 2004 and Mr. Dunn was issued 25,000 shares of our common stock for legal services performed and expenses advanced on our behalf.  See “Certain Transactions.”  In the future, Dunn Swan & Cunningham may perform additional legal services on our behalf on an as-needed basis at hourly rates (currently $150 to $225 per hour) based on the type of legal services provided.

The following discussion covers our plan of operations for the next 12 months.  As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Liquidity and Capital Resources

We received net proceeds of $2,513,474 from our 2003 private placement offering.  Based upon the our cash and cash equivalents at December 31, 2004 (that totaled $878,933), we anticipate that our cash requirements will be met for at least the next 12 months.

Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of $500.  The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord.  These improvements included removal and construction of new walls, ceilings and doorways, and painting of the walls throughout and installation of carpeting in the offices and reception area and vinyl flooring in a utility room, and installation of computer cabling for communications, including internet access services and telephone services.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities; however, the month-to-month lease may be terminated by 30-day prior written notice of termination under Oklahoma law.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square fee of office facilities).

Movie Development and Production

The movie industry generally consists of two principal activities, production and distribution.  Production encompasses the development, financing and creation of feature-length movies.  Distribution entails the promotion and marketing of movies in the various media markets, including theatrical, home video and television presentation.

We anticipate primarily producing English language motion pictures intended for release in the domestic theatrical market and ancillary market (home video and television, including pay-per-view, cable, satellite and network broadcast), that have production budgets of $2 to $5 million (“low-budget motion pictures,” “low budget movies” or “low-budget films”).

The development and production costs of a low-budget film and each cost category varies from movie-to-movie and this variation may be substantial.   Each movie is unique and the storyline, special effects, production locations, creative personnel involved, etc. affect the budget amount of each cost category.  Accordingly, we believe the cost categories are somewhat indeterminable until the particular movie is identified and developed.  However, the following table presents a general estimate of the budget cost categories of movies we intend to acquire and produce with budgets of $2 to $5 million:

	$2,000,000 Budget	$5,000,000 Budget
Screenplay rights	$40,000	$100,000
Producers unit	75,000	187,500
Direction	87,000	217,500
Cast	385,000	962,500
Travel and living costs	1,000	2,500
Fringe benefits and payroll taxes	42,500	106,250
Production staff	140,000	350,000
Extra talent	47,250	118,125
Set design	27,250	68,125
Set operations	52,000	130,000
Set dressing	78,250	195,625
Property	30,000	75,000
Wardrobe	70,000	175,000
Makeup and hair	23,500	58,750
Lighting	53,500	133,750
Camera	115,500	288,750
Production sound	27,750	69,375
Transportation	116,000	290,000
Location	83,750	209,375
Tape and transfers	59,250	148,125
Production period - fringe benefits	85,000	212,500
Film editing	112,000	280,000
Music	40,000	100,000
Post-production sound	35,000	87,500
Main end and titles	1,000	2,500
Post-production - fringe benefits	5,500	13,750
Publicity	2,000	5,000
Insurance	20,000	50,000
General expense	10,000	25,000
Contingencies	135,000	337,500
Total budget costs	$2,000,000	$5,000,000

Rather than retain and employ personnel to develop screenplays and perform other movie development activities, we intend to acquire movies for production that are in the development phase, generally to the point that the initial screenplay has been written, and that are low-budget films.  In the pre-production and production phases of a motion picture, we intend to hire skilled creative and production personnel, including cinematographers, editors, costume designers, set designers, sound and lighting technicians and actors on an as needed basis.

We expect to enter into various production cost and revenue sharing arrangements, including joint ventures, partnerships and limited liability companies, on a movie-by-movie basis.  We have entered into a sharing arrangement and formed a limited liability company for the production of Cloud 9, as discussed below.  These sharing arrangements are intended to complement or expand our business to permit the production of a greater number of movies, while sharing the financial risks of the movie with others.  We may not realize the financial benefits we anticipated when we entered into these arrangements.  In addition, the negotiation of these arrangements, whether successful or not, could require us to incur significant costs and cause diversion of management’s time and resources.  Accordingly, the costs of obtaining these sharing arrangements will increase our invested cost in a movie without providing a correlating increase in the movies revenues; thus, adversely affecting the financial performance of the movie.

Following our production of the movie, we intend to arrange for distribution through third-parties into the domestic and international theatrical markets and the ancillary market (home video or pay and free television).  However, we may distribute our movies into the ancillary markets if the opportunity were to develop.  The distribution market will depend upon our ability to obtain favorable distribution arrangements within the particular market.

A substantial amount of time may elapse between our expenditure of funds and the receipt of revenue from a motion picture.  Accordingly, we only produced Cloud 9 during 2004 and will not undertake the production of any additional movies unless we have sufficient funds with which to complete production.

Our produced movies will be distributed domestically pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Any foreign distribution will be pursuant to sale of the distribution rights to an unrelated third-party international distributor for a single up-front payment.  As of the date of this report, we have not entered into any distribution arrangements, but are exploring distribution arrangements certain distributors for distribution of Cloud 9.  We anticipate that Cloud 9 will not be released theatrically and will only be distributed in the ancillary market.

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

The financial success of each motion picture we produce will depend primarily on domestic theatrical exhibition and distribution in the ancillary markets.  As reported by the Motion Picture Association of America (MPAA), in 2003 the average theatrical costs of a MPAA company increased 8.6% that was attributable to the increase in production costs, studio overhead and capitalized interest.  The increases in production costs, studio overhead and capitalized interest were at a faster rate than theater admissions (a decrease of 4% from 2002 the highest year for theater admissions) and ticket prices (an increase of 3.8%) in 2003.  The production company receives a portion of the theatrical admission revenues or box office receipts of a movie, generally 30% to 40%, after the distributor recovers its costs of distribution.  Consequently, as production costs increase box office receipts must increase as much as three times the amount of increase in production costs to keep pace.  These rising production costs without commensurate increases in movie admissions and admission ticket prices adversely affect the financial performance of a movie and the ability to recover the invested costs in the movie as well as realize any profit.  There is no assurance that this trend will reverse in the near term or continue for an extended period.

Production Budget of Cloud 9

In January 2004 we commenced pre-production of the movie currently titled Cloud 9 (formerly Out of the Blue).  The development and production costs of Cloud 9 are approximately $2.2 million.  We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.

Investor Agreement

Pursuant to the Investor Agreement with A&A Productions, LLC and Frozen Televison, Inc., dated November 20, 2003, GrayMark Productions, Inc. shared the development and production costs and revenue of Cloud 9 (formerly Out of the Blue) (the “Picture”).  The screenplay was developed and written by Brett Hudson, Burt Kearns and Albert S. Ruddy. The following is a summary of the material terms of the Investor Agreement:

Exploitation Efforts.  A&A Productions, LLC and Frozen Television, Inc. (the “Producer”) are to use their best efforts to arrange for third parties to distribute and/or exploit the Picture on such commercially reasonable terms as the Producer might be able to obtain subject to the rights of GrayMark Productions, Inc.

Sale Before Full Contribution.  In the event of sale of all rights to the Picture prior to GrayMark Productions, Inc. advancing at least $50,000 up to $400,000, GrayMark Productions, Inc. will be entitled to receive in lieu of the Premium Recoupment and net profit participation (as defined and described below):

•                  commencing from the first dollar from the proceeds of any and all rights sales, distribution and/or any and all exploitation of the Picture in any market and media, 200% of the aggregate amount GrayMark Productions, Inc. advanced prior to the sale of the rights in the Picture;

•                  25% net profit participation as described below.

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

Financial Contributions.  Pursuant to amendment of the Investor Agreement (dated January 5, 2004), GrayMark Productions, Inc. agreed to make the following financial contributions to the production of the Picture:

•                  $50,000 upon execution of the Investor Agreement to cover script rights acquisition; partial legal fees; setup of production offices; casting; location scouting;

•                  $350,000 after execution of a commitment agreement with the approved lead performer and director to be utilized to fund pre-production costs;

•                  $500,000 not later than one week prior to the commencement of principal photography;

•                  $500,000 upon completion of the third week of principal photography;

•                  $300,000 upon completion of principal photography;

•                  $150,000 upon completion of dubbing and scoring of the Picture;

•                  $150,000 upon completion of the final corrected answer print of the Picture and of all delivery items required by any third party distributor in order to complete full delivery.

Each of Gray Frederickson, Brett Hudson, Burt Kearns and Albert S. Ruddy were paid a fee of $15,000.  The fee paid to Gray Frederickson was actually be paid to GrayMark Productions, Inc.   Because the actual costs of Cloud 9 exceed $2 million, the first $50,000 excess was shared equally by Producer and GrayMark Productions, Inc. and remaining excess was born solely by GrayMark Productions, Inc.

Ownership and Decision Controls.  Each of GrayMark Productions, Inc. and the Producer owns 50% of the copyright to the Picture and all underlying rights and materials.  Producer exercised creative controls, subject to the following approval rights (not to be unreasonably withheld) of GrayMark Productions, Inc.:

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

Gray Frederickson was the designated representative of GrayMark Productions to exercise all approval rights and to view daily photography, production notes, script changes, and otherwise review any other aspects of the production during principal photography of the Picture.

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

Insurance.  Producer is to obtain certificates of insurance, upon commencement of pre-production, naming GrayMark Productions, Inc. as an additional insured, indicating that all insurance normally obtained in connection with the production of a motion picture, including general liability and errors and omissions insurance, has been obtained with commercially reasonable liability limits and deductibles, and that these policies cannot be cancelled or amended without first giving 30 days’ prior written notice.  As of the date of this report, insurance has not been obtained.

A&A Productions, LLC

A&A Productions, LLC (“A&A”) is a limited liability company owned by Albert S. Ruddy and André E. Morgan.  Mr. Ruddy is a writer and with Burt Kearns developed and wrote the screenplay for Cloud 9.  Each of Messrs. Ruddy and Morgan have produced feature length motion pictures and television programing, acted and worked on film crews.

Mr. Ruddy produced Million Dollar Baby (2004, Academy Award Nomination), Cloud 9 (2004, co-wrote the screenplay), Flatland (2002, television series, wrote the scripts), Mean Machine (2001, executive producer), Running Mates (2000, executive producer), Married to a Stranger(1997, executive producer), Heaven’s Prisoners (1996), The Scout (1994), Walker, Texas Ranger, (1993, television series, produced and wrote the script), The Godfather Trilogy: 1901-1980 (1992), Miracle in the Wilderness (1992, executive producer), Ladybugs (1992), Impulse (1990), Speed Zone! (1989, executive producer), Cannonball Run II (1984, produced and wrote the screenplay), Lassiter (1984), Megaforce (1982, produced and wrote the screenplay), Death Hunt (1981), The Cannonball Run (1981), Matilda (1978, produced and wrote the screenplay), The Macahans (1976), Coonskin (1975), The Longest Yard (1974, produced and wrote the screenplay), The Godfather (1972, won Academy Award for Best Picture-Production), Making It (1971), Little Fauss and Big Halsy (1970) and Wild Seed (1965).  He also wrote Bad Girls (1994), Revenue for a Rape (1976, television production), and Hogan’s Heroes (1965, co-wrote one episode).

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

Production Budget.  The members agreed to the production budget of Cloud 9 attached to the Investor Agreement (the “Production Budget”), unless the Members mutually agree, in writing, to increase Production Budget.  Furthermore, there will not be any general overhead of A&A Productions, LLC or Frozen Television, Inc. included in the Production Budget.

Capital Contribution Obligations.  Upon formation of the Production Company, we contributed $50 and each of A&A Productions, LLC and Frozen Television, Inc. contributed $25.  Furthermore, we agreed to make the following capital contributions to the Production Company to fund the production costs of Cloud 9 as follows:

•                  $50,000 upon execution of the Operating Agreement to cover script rights acquisition; partial legal fees; setup of production offices; casting; location scouting;

•                  $350,000 after execution of a commitment agreement with the approved lead performer and director to be utilized to fund pre-production costs;

•                  $500,000 not later than one week prior to the commencement of principal photography;

•                  $500,000 upon completion of the third week of principal photography;

•                  $300,000 upon completion of principal photography;

•                  $150,000 upon completion of dubbing and scoring of Cloud 9;

•                  $150,000 upon completion of the final corrected answer print of Cloud 9 and of all delivery items required by any third party distributor in order to complete full delivery.

The capital contributions obligations under the Operating Agreement are the same as our cash flow funding obligations under the Investor Agreement.  Any capital contributions we make to the Production Company are also deemed made under the Investor Agreement.  The members (who are also the parties to the Investor Agreement) waived the requirements under the Investor Agreement that we provide proof of our ability to perform our cash flow funding obligations under the investor agreement.  This waiver eliminated our obligation to provide an irrevocable letter of credit, wire transfer or deposit of the full sum of the cash flow funding ($2,000,000) into a dedicated escrow account for withdrawal in accordance with the cash-flow production schedule of Cloud 9.

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

Budget Overrun.  To the extent that the actual costs of producing Cloud 9 (including script rights acquisition, legal fees, setup of production offices, casting; location scouting) exceed the budgeted costs (the “Production

Budget”) of Cloud 9 (“Budget Overrun”), the members are obligated to make the following additional capital contributions to the Production Company:

•                  we are obligated to make additional contributions equal to 50% of the first $50,000 of Budget Overrun; and

•                  each of A&A Productions, LLC and Frozen Television, Inc. is obligated to make capital contributions equal to 25% of the first $50,000 Budget Overrun.

We are obligated to make additional capital contributions to fund all Budget Overruns exceeding $50,000.

Fees payable to Affiliates.  Each of Gray Frederickson, Brett Hudson, Burt Kearns and Albert S. Ruddy will be paid a fee of $15,000.  The fee to be paid to Gray Frederickson will actually be paid to us.

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

Production and Distribution of Cloud 9

The storyline of Cloud 9 is about Billy, a down-and-out promoter living in Malibu, California.  A consummate hustler, Billy convinces a group of beautiful dancers from the local strip club to form a team to play beach volleyball.  The money starts pouring in as the girls play exhibition matches for the jeering crowds, but they become an embarrassment to the professional beach volleyball association.  Although Billy is enjoying his new success, the girls convince him that they can be a real team and play competitive beach volleyball.  Billy and the girls learn that winning respect is more important than money.  We obtained a PG-13 rating for Cloud 9.

The development and production costs of Cloud 9 are approximately $2.2 million.  We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.

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

Compensation.  For the direction services, the Production Company paid Genco Olive Oil, Inc. $75,000.  In addition, Genco Olive Oil, Inc. will be entitled to receive 5% of the Production Company’s net profits from exploitation of Cloud 9 after the Production Company has recouped its costs (including costs of production and distribution) in connection with Cloud 9.  Other than as described above, Genco Olive Oil, Inc. is not entitled any additional compensation.

Intellectual and Distribution Rights.  The Production Company and Genco Olive Oil, Inc. agreed that the Production Company owns all rights (including copyrights and other intellectual property and distribution rights) in perpetuity in Cloud 9 and in all the rights and proceeds of the direction services of Mr. Basil.  Similarly, all of Mr. Basil’s rights in Cloud 9 are assigned to the Production Company, and the Production Company is granted licenses throughout the universe covering the reproduction and exploitation of Cloud 9.  The Production Company is permitted to use Mr. Basil’s name and likeness to advertise and publicize Cloud 9.  Gray Frederickson is granted final cutting authority over the editing of Cloud 9.

On Screen Credit.  The Production Company has agreed to give on-screen credit of “Directed by Harry Basil” in the main titles of Cloud 9 in accordance with movie industry custom and practice.  This credit will be subject to Mr. Basil’s satisfactory completion of the direction services and with Genco Olive Oil, Inc. is not in breach of the Loanout Agreement.

Workers’ Compensation.  For purposes of the applicable workers’ compensation statute, the Production Company will be considered the “special employer” of Mr. Basil.  Consequently, if Mr. Basil were to be injured or become ill or disabled or die,

•                  the rights and remedies of Mr. Basil and his heirs and representatives will be governed by and limited to those rights and remedies provided under the applicable workers’ compensation statutes of California,

•                  the Production Company and its agents and employees will not have any liability to Genco Olive Oil, Inc. by reason of the injury, illness, disability or death,

•                  Genco Olive Oil, Inc. and Mr. Basil (and his heirs, representatives, successors and assigns, will not assert any claim or bring any action by reason of the injury, illness, disability or death against any corporation or other entity that furnishes to the Production Company the services of any other special employee, and

•                  Genco Olive Oil, Inc. has agreed to indemnify, defend and hold harmless the Production Company and its employees from any loss, cost, liability or expense arising from any claim asserted or action brought by Mr. Basil or any other party by reason of the injury, illness, disability or death.

Indemnification.   Each of Genco Olive Oil, Inc. and Mr. Basil has agreed to defend, indemnify and hold harmless the Production Company from all claims, liabilities, damages, costs and legal fees arising from breach of any warranty or agreement made by Genco Olive Oil, Inc. or Mr. Basil under the Loanout Agreement or from any use of the rights granted or materials provided to the Production Company by Genco Olive Oil, Inc. or Mr. Basil pursuant to the Loanout Agreement.

The Production Company has agreed to defend, indemnify and hold harmless each of Genco Olive Oil, Inc. and Mr. Basil, from any use of the rights granted or materials provided to Genco Olive Oil, Inc. or Mr. Basil by the Production Company pursuant to the Loanout Agreement.

Letter Agreement

Pursuant to the letter dated as of January 19, 2004, Mr. Basil agreed to perform the direction services in accordance with the Loanout Agreement.  Furthermore, if his employment with Genco Olive Oil, Inc. were to terminate before completion of Cloud 9, he agreed to perform the terms and conditions of the Loanout Agreement as though he were a party to the Loanout Agreement.

Filmography of Harry Basil

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

Casting and Actor Agreements

Pixie, Inc./Fenton-Cowitt Casting.  On January 20, 2004, Gray Frederickson on our behalf and Mike Fenton as agent for Pixie, Inc., f/s/o Fenton-Cowitt Casting entered into the Fenton-Cowitt Casting Agreement for the providing of casting services for four weeks.  For these services, we paid Fenton-Cowitt Casting $31,600 and agreed to pay $3,000 per week if casting services were to be required after March 5, 2004.  Furthermore, Fenton-Cowitt Casting is entitled to receive 1% of the net profits of Cloud 9.

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

•                  a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $8,500,000 or more;

•                  a bonus of $25,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $10,500,000 or more;

•                  a bonus of $37,500 when aggregate United States and Canada box office receipts as reported in Daily Variety are $12,000,000 or more;

•                  a bonus of $37,500 when aggregate United States and Canada box office receipts as reported in Daily Variety are $13,000,000 or more;

•                  a bonus of $50,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $14,000,000 or more;

•                  a bonus of $50,000 when aggregate United States and Canada box office receipts as reported in Daily Variety are $15,500,000 or more; and

•                  an amount equal to 2.5% of the net profits of Cloud 9.

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

GrayMark Productions’ Recovery of Production Costs and Participation in Cloud 9 Net Profits

As a result of the agreements with the director, casting company, actors and the Co-Finance Agreements, our residual net profits interest in Cloud 9 will be 30.6%.  Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC are entitled to receive the first $500,000 of proceeds we receive from the rights sales and distribution of Cloud 9. After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the Co-Financing Agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  The net profits interests of Genco Olive Oil, Inc., Fenton-Cowitt Casting, D.L. Hughley, Angie Everhart, and Gabrielle Reece do not provide for an interest rate on the production and other costs of Cloud 9, while our entitlement to distributions from the Production Company and the net profits interest granted to Burt Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.  The Co-Finance Agreements with Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC provide for interest, but do not specify the applicable interest rate.

Accounting Methods

The application of the following accounting policies, which are important in presenting our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to the audited consolidated financial statements appearing elsewhere in this report.

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or U.S. GAAP), except as described in the notes to the financial statements.

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

Revenue from the sale or licensing of motion pictures will be recognized upon meeting all recognition requirements of SoP 00-2.  Revenue from the theatrical release of motion pictures will be recognized at the time of exhibition based on our participation in box office receipts.  If applicable, revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, will be recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer).  Furthermore, if applicable, under revenue sharing arrangements, rental revenue would be recognized when we would become entitled to receipts.  For contracts that provide for rights to exploit a motion picture on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture where the contract specifies the permissible timing of release to various media, the fee will be allocated to the various media based on an assessment of the relative fair value of the rights to exploit each media and will be recognized as the movie is released to each media.  For multiple-title contracts with a fee, the fee will be allocated on a title-by-title basis, based on an assessment of the relative fair value of each title.  If applicable, revenues from television licensing are recognized when the motion picture becomes available to the licensee for telecast.  Cash payments received are to be recorded as deferred revenue until all the conditions of revenue recognition have been met.  If applicable, we will accrue for video returns and provide for allowances in the financial statements based on previous returns and our allowances history on a title-by-title basis in each of the video businesses. In this case, there may be differences between actual returns and allowances and our historical experience.

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

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2004 and 2003.  The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	2004	2003
Revenue	$—	$13,391
Operating expenses:
Salaries and employee benefits	234,214	—
Legal and professional fees	94,808	15,486
Stock transfer and reporting costs	25,900	—
Film marketing	13,880	—
Consulting and management fees	10,261	619,154
Travel and entertainment	1,179	14,385
Other	33,157	15,091
Total operating expenses	413,399	664,116
Operating income (loss)	(413,399)	(650,725)
Other income (expense):
Interest and other income	17,542	4,463
Income (loss) before income taxes	(395,857)	(646,262)
Provision for income taxes	—	—

Net loss	$(395,857)	$(646,262)

Comparison of 2004 and 2003

During the predominance of 2003, our operations involved the development a business plan and a plan to raise capital for the production of low-budget motion picture projects.  We did generate $13,391 of revenue during 2003 from consulting services performed by our chief executive officer.  Expenditures during 2003, included consulting and management fees of $619,154 which was comprised primarily of $423,625 attributable to common stock and stock options issued as payment for consulting services and $145,529 paid to two shareholders who were involved in the development of the business and capital plan.  Legal and professional fees of $15,486 were incurred during 2003 and were comprised of general accounting services.  Travel and entertainment expenses of $14,385 were incurred in conjunction with execution of the business and capital plan.

During 2004, our operations advanced to the development and production of our first motion picture project, Cloud 9.  The development and production costs of Cloud 9 are approximately $2.2 million.  We are in post-production of Cloud 9 and are in the process of arranging for its distribution but have not obtained any commitments as of the date of this report.  We have not received any revenue from Cloud 9.  During 2004, we incurred salary and benefits expense of $234,214 for the management and administrative team put in place during 2004.  Legal and professional fees of $94,808 were incurred during 2004 and were attributable to legal and accounting fees associated with our public reporting process.  We incurred film marketing costs of $13,880 in conjunction with Cloud 9.  Other expenses of $33,157 were incurred during 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant.  During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  Based upon our cash and cash equivalents at December 31, 2004 (that totaled $877,933) and the anticipated revenue from our motion picture project, Cloud 9, we anticipate that our cash requirements will be met for at least the next 12 months.

At December 31, 2004, we had working capital of $847,404.  Operating activities for 2004, used net cash of $2,596,976.  We used cash as the result of a net loss of $395,857, which was reduced by depreciation and amortization of $4,866, the issuance of 25,000 shares of common stock to our legal counsel for legal services rendered and fully performed and valued at $25,000 and an increase in accrued liabilities of $11,091.  Additional operating uses of cash in 2004 included the costs we incurred in the production of our first motion picture project, Cloud 9, totaling $2,183,475, costs of $10,000 on a film project in progress and deposits paid-out during the production phase of Cloud 9 totaling $48,601.  During 2003, our operating activities used net cash of $195,549 as the result of a net loss of $646,262 that was offset by $423,625 attributable to common stock and stock options issued as payment for consulting services and a decrease in accrued liabilities of $60,922.  Additional operating uses of cash in 2003 included the costs we incurred in the production of our first motion picture project, Cloud 9, totaling $34,470.  During 2003, we used cash of $26,692 to purchase fixed assets associated with the start-up of our corporate office.

During 2004, (i) we sold 25,000 shares of our common stock in a private placement for gross proceeds of $25,000 (net proceeds of $21,750) and (ii) we received $500,000 in funding under a co-financing agreement associated with our motion picture project, Cloud 9.  During 2003, we received capital contributions from shareholders totaling $610,412 and we sold 2,955,000 shares of our common stock in a private placement for gross proceeds of $2,955,000 (net proceeds of $2,513,474).

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

Registration Obligations.          We agreed, at our expense, to register the common stock shares and redeemable warrants offered for sale pursuant to the Resale Offering and the Primary Offering under the 1933 Act and maintain effectiveness of the registration, at our expense, for a seven-year period ending on December 19, 2010.

Furthermore, we agreed for the seven-year period ending on December 19, 2010 to include the common stock shares underlying the placement agent warrants in any registration statement filed with the United States Securities and Exchange Commission at our expense.  In accordance with this obligation, we initially included the common stock shares for which the placement agent warrants are exercisable in our Registration Statement on Form SB-2.  However, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to affiliates of Viewtrade Financial, elected to remove those shares from the registration statement.

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

12-Month Overhead Budget.  Our budgeted overhead expenses for the next 12 months are as follows:

Expenditure	Monthly	12 Months
Administrative expenditures:
Executive officer compensation	$18,333	$220,000
Administrative salaries	1,517	18,200
Payroll taxes	2,527	30,330
Film marketing	2,000	24,000
Telephone	700	8,400
Rent	500	6,000
Legal	2,917	35,000
Accounting	2,917	35,000
Public relations	417	5,000
Travel	4,167	50,000
Health insurance	1,020	12,240
Automobile	500	6,000
Miscellaneous	485	5,820
Total Administrative Expenditures	$38,000	$455,990

Additional Financial Commitments.   Other than our commitments discussed above, we do not have any capital commitments.  We neither have any plans nor anticipate the need to raise additional funds during the next 12 months; however, we may receive additional funds from the exercise of outstanding warrants and stock options, the exercise of which is generally not within our control.

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in the report that is a part of our Amendment No. 4 to Registration Statement on Form SB-2 filed with the United States Securities and Exchange Commission on June 29, 2004, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Item 7.           Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 8.           Changes in and Disagreements with Accountants and Financial Disclosure

There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 8A.  Controls and Procedures.

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

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  These policies and procedures

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

Item 8B.  Other Information

During the three months ended December 31, 2004, there were no items reportable on Form 8-K.

PART III

Item 9.           Directors, Executive Officers, Promoters and Controlled Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors.  Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify.  Executive officers are elected by the Board of Directors and serve at its discretion.  Our Bylaws provide that the Board of Directors shall consist of such number of members as the Board of Directors may from time to time determine by resolution or election, but not less than three and not more than nine.  Our Board of Directors currently consists of five individuals.

Name	Age	Position with the Company

Harry G. “Gray” Frederickson, Jr. (1)	67	Chairman of the Board, President and Chief Operating Officer

John Simonelli(1)	58	Chief Executive Officer

Mark R. Kidd(1)(2)	38	Chief Financial Officer and Secretary

Fred Roos(2)	70	Director

George “Fritz” Kiersch(2)	54	Director

Lewis B. Moon	39	Director

Stanton Nelson	33	Director

(1)          Serves on our Compensation Committee.

(2)          Serves on our Audit Committee.

The following is a brief description of the business background of our executive officers and directors:

Harry G. “Gray” Frederickson, Jr. serves as our Chairman of the Board (since August 18, 2003) and President and Chief Operating Officer (since February 3, 2005), served as our Chief Executive Officer from August 18, 2003 until February 3, 2005, and serves as the manager of GrayMark Productions, L.L.C.(from its formation in August 2001).  Prior to that time, Mr. Frederickson was independently engaged in the production of films for his own account.

Mr. Frederickson is a highly successful producer of major motion pictures.  He produced three films on the American Film Institute’s “100 Greatest Movies of All Time,” won an Oscar as Co-Producer of The Godfather, Part II and received an Academy Award Nomination as a Co-Producer of Apocalypse Now.  He had a 20-year association with the Academy Award-winning director, Francis Ford Coppola, as a producer in Coppola’s famed Zoetrope Studios.  During that time, he also co-produced The Godfather Part III, and was an associate producer of The Godfather.  He has 20 other films to his credit that include Little Fauss and Big Halsy with Robert Redford, The Good, The Bad, and The Ugly with Clint Eastwood, and Candy with Marlon Brando and Richard Burton. He has extensive contacts in the film industry, not only due to his production of films for Paramount, 20th Century Fox, Columbia, United Artists, and Warner Brothers, but also as Vice President in Charge of Feature Film Production at Lorimar.  He also produced several pilots and series for television for Columbia, ABC, and Tri-Star/NBC.  Mr. Frederickson is a member of the Academy of Motion Picture Arts and Sciences, The Academy of Television Art and Sciences, The Directors Guild of America, and the Screen Actors Guild, and a graduate of the University of Oklahoma.

John Simonelli serves as our Chief Executive Officer (since February 3, 2005) and formerly served as our President and Chief Operating Officer (from August 18, 2003 to February 3, 2005).  Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies.  He served as a director of Precis, Inc. from December 2000 until July 2001.  Precis, Inc. is a publicly-held company primarily engaged in the providing of healthcare savings to the self-insured. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998.  Laboratory Specialists of America, Inc. was engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O’Gara Company by merger.  Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996.  He served as Chairman of the Board and Chief Executive Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992.  He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988.  From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories.  Mr. Simonelli served as President and Chief Executive Officer from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.

Mark R. Kidd serves as our Chief Financial Officer and Secretary.  Mr. Kidd has over 15 years experience in finance and accounting.  Mr. Kidd is also Chief Operations Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states.  Mr. Kidd is also a co-owner of 36th Street Properties, LLC, a privately-held commercial real estate company and RandMark, LLC, a privately-held retail wireless company.  Mr. Kidd served as Chief Financial Officer of Precis, Inc., a publicly-held company, from August 1999 until January 2002 and as a director of Precis, Inc. from January 2000 until February 2002.  He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc. a wholly-owned subsidiary of Precis, Inc. from February 1999 until January 2002.  Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000.  Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.

Fred Roos has served as one of our Directors since August 18, 2003 and has been independently engaged in the motion picture business during the last five years.  Mr. Roos is also a highly successful producer, who partnered with Gray Frederickson on several Francis Coppola films, including Godfather II, Godfather III, Apocalypse Now, One From The Heart, and The Outsiders.  He also produced numerous other acclaimed films including The Conversation with Gene Hackman, Rumble Fish, Tucker: The Man and His Dreams with Jeff Bridges, Barfly, The Cotton Club, and The Black Stallion.  He has a highly esteemed reputation, not only an important producer, but as one of the most notable casting directors and consultants in Hollywood.  His films as casting director include Petulia (George C. Scott, Julie Christy), Five Easy Pieces (Jack Nicholson), American Graffiti (Richard Dreyfuss, Ron Howard, Harrison Ford), and The Godfather (Marlon Brando, Al Pacino, Robert Duvall, James Caan, and Diane Keaton.) His most recent films are The Virgin Suicides, directed by Sofia Coppola, with James Woods, Kathleen Turner and Danny DeVito, Town And Country, starring Warren Beatty, and The Son of The Black Stallion, for Disney, scheduled for the summer of 2003 on IMAX.

George “Fritz” Kiersch has served as one of our directors since August 18, 2003.  He has extensive experience in theatrical motion picture direction having worked in almost all film craft categories over the past 28 years with an emphasis on producing, directing and writing.  From this variety of career strengths, in both creative and business practice, Mr. Kiersch has gained a thorough knowledge of all aspects of film planning, production and finish, developing strong leadership skills and professional depth. He directed the production of Children of the Corn, a modest budget 1984 release by New World Pictures based upon a Stephen King short story that was a significant commercial success.  Mr. Kiersch has directed seven additional motion pictures studios and a television network including, Tuff Turf, a youth oriented action story starring James Spader and Robert Downey Jr., Shattered Image, a psychological thriller, starring Bo Derek and Jack Scalia, and a version of the classic, Gulliver’s Travels for Hallmark Entertainment.

In 2000 he accepted a full professorship as the inaugural Director of the Film and Video Studies Program at the Oklahoma City Community College, a curriculum focused on physical film production that has increased to 12 or 14 courses per semester with an enrollment of over 150 students and six adjunct instructors.  Since 2001 he has co-chaired and developed the Oklahoma Cinema Studies Consortium that oversees cross registration among The University of Oklahoma, Oklahoma City University and Oklahoma City Community College that effectively established the largest film studies program in the mid-west by providing the greatest depth of course work, disciplines of specific study and the largest faculty.  In addition, for the last two years Mr. Kiersch has served as the Executive Director of the Oklahoma Film Institute, a master workshop structured program.

After receiving a BA in Economics in 1974 from Ohio Wesleyan University, Mr. Kiersch began a concentrated study of cinema and camera technique toward a Masters of Film Art at University of Southern California.

Lewis B. Moon has served as one of our directors since August 18, 2003.  In 2004, Mr. Moon became a practicing attorney in the Oklahoma County Public Defender’s office.  As a partner in Lewann Ltd. beginning in January 1999 Mr. Moon’s responsibilities include management and daily oversight of investment capital hedge funds and new acquisitions of investment corporations and management of daily operations of oil and gas production including new exploration and drilling operations.  Lewann Ltd. is a privately-held hedge fund management firm.  During 1998 and January 1999, he served as a territory manager (Texas, Oklahoma and Arkansas) of Beretta U.S.A. Corporation, a privately-held firearms manufacturer.  In 1990 he graduated from Texas A&M University with a Bachelor of Science in Economics and received a Juris Doctorate in December 2003 from the Oklahoma City University School Law.

Stanton Nelson has served as one of our directors since August 18, 2003.  Mr. Nelson currently serves as Vice President of R.T. Oliver Investment Company, a privately-held company engaged in oil and gas exploration and development and real estate ownership and management and controlled by Roy T. Oliver, one of our greater than 5% shareholders.  Mr. Nelson also serves as Chairman of Carrollton Broadcasting Company, a privately-held company that operates a radio station in Dallas, Texas.  In 2000, Mr. Nelson served as Director of State and Federal Affairs for the University of Oklahoma.  From 1996 to 2000, Mr. Nelson served as President of Stephens Broadcasting, a privately-held company that owned radio stations in Oklahoma.  From 1992 to 1996, Mr. Nelson served as a staff member for United State Senator David Boren.  Mr. Nelson has a B.B.A. in business management from the University of Oklahoma.

Certain Legal Proceedings

On September 28, 1990, the Securities and Exchange Commission (the “Commission”) filed a civil action against John Simonelli, our President and Chief Operating Executive Officer, alleging violations of (i) Sections 13(d) and 16(a) (which require that officers, directors and certain shareholders file securities ownership reports with the Commission) and (ii) Section 10(b) and Rule 10b-6 (which, in general, proscribe affiliates of issuers from purchasing securities during a distribution) of or promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such alleged violations, which occurred at various times from February 1985 through September 1987, pertained to Mr. Simonelli’s unreported purchases of securities of Unico, Inc., an issuer unrelated to us.  On the same day, Mr. Simonelli, without admitting or denying any of the Commission’s allegations, agreed to make restitution payment to Unico, Inc. and consented to a permanent injunction that enjoined Mr. Simonelli from violating the foregoing sections of and rules promulgated under the Exchange Act.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2004, we believe that each person who, at any time during 2004, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2004.

Item 10.  Executive Compensation

We do not compensate directors for serving on our board or attending meetings of the board or any committee thereof.  However, it is anticipated that stock options will granted to our directors on terms to be determined by our board. As of the date of this report, the number of stock options to be granted to the members of our board of directors has not been considered or determined.

The following table sets forth the total cash compensation, paid or accrued, to the manager of GrayMark Productions, L.L.C. and our chief executive officer during the years ended December 31, 2004, 2003 and 2002 who received compensation in excess of $100,000 during those years.

Summary Compensation Table

Annual Compensation(1)
Name and Principal Position	Year	Salary(2)		Bonus(3)
Harry G. “Gray” Frederickson, Jr. Chief Executive Officer of GrayMark Productions, L.L.C.	2004 2003 2002	$ $ $	100,000 100,000 100,000	$ $ $	— — 5,471

(1)          Mr. Frederickson received additional non-cash compensation, perquisites and other personal benefits that during 2004 consisted of health insurance benefits totaling $6,930 and an automobile allowance of $6,500.  The aggregate amount and value of the non-cash compensation, perquisites and other personal benefits during 2003 and 2002 did not exceed 10% of the total annual salary and bonus paid to and accrued for Mr. Frederickson during the year.

(2)          Dollar value of base salary (both cash and non-cash) earned during the year.

(3)          Dollar value of bonus (both cash and non-cash) earned during the year.

Employment Arrangements and Keyman Insurance

We have an employment agreement with each of Messrs. Frederickson and Simonelli that expires on August 18, 2006 that provides, among other things, (i) Mr. Frederickson with an annual base salary of $100,000 and

Mr. Simonelli an annual base salary of $60,000, (ii) bonuses at the discretion of the Board of Directors, (iii) eligibility for stock options under our stock option plan, (iv) health insurance benefits, and (v) benefits consistent with similar executive employment agreements.  This agreement requires Mr. Frederickson to devote his full time and attention to our business and affairs, while Mr. Simonelli is required to devote the amount of time to perform the duties and responsibilities assigned to his position.  The agreements also restrict the rights of Messrs. Frederickson and Simonelli to participate in other activities outside to the extent the activities conflict with the ability to perform his duties and that would violate his duty and loyalty to us.  Since commencement of the production of Cloud 9, Mr. Simonelli has devoted more than 40 hours per week to his duties and responsibilities at GrayMark Productions, Inc.

Furthermore, Mr. Simonelli and Mark R. Kidd have orally agreed to work not less than 16 hours per week in the performance of the respective duties and responsibilities assigned to them by the board of directors of GrayMark Productions, Inc.  We do not maintain any insurance covering the disability or life of Mr. Frederickson.

Loss of Key Personnel

Our success depends to a significant degree upon the efforts, contributions and abilities of our management.  Although we have employment agreements with Messrs. Frederickson and Simonelli, the loss of services of Messrs. Frederickson and Simonelli and other key employees could have a material adverse effect on our business, results of operations or financial condition.

Equity Compensation Plans

For the benefit of our employees, directors and consultants, we have adopted two stock option plans, the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).

The 2003 Employee Plan.  For the benefit of our employees, directors and consultants, we adopted the 2003 Employee Plan.  This plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors.  Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options.  The number of shares of common stock authorized and reserved for issuance under the plan is 300,000.  As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 60,000 common stock shares at $1.10 per share on or before December 31, 2009.

Our board of directors administers and interprets this plan (unless delegated to a committee) and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option and to qualify as an incentive stock option may not be less than the fair market value of common stock on the date of the grant of the incentive stock option.  Upon the exercise of an option, the exercise price must be paid in full, in cash, in our common stock (at the fair market value thereof) or a combination thereof.

Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee, a director, or non-employee service provider.  However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability.  In any event options may not be exercised beyond the expiration date of the options.  Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers, although options granted non-employee directors do not qualify as incentive stock options.  No option may be granted after December 31, 2009.  Options are not transferable except by will or by the laws of descent and distribution.

All outstanding options granted under the plan will become fully vested and immediately exercisable if (i) within any 12-month period, we sell an amount of common stock that exceeds 50% of the number of shares of common stock outstanding immediately before the 12-month period or (ii) a “change of control” occurs.  For purposes of the plan, a “change of control” is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring our securities) of beneficial ownership of 50% or more (or less than 50% as determined by a majority of our directors) of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities.

The 2003 Non-Employee Stock Option Plan.  The Non-Employee Plan provides for the grant of stock options to our non-employee directors, consultants and other advisors .  Our employees are not eligible to participate in the Non-Employee Plan.  Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes and accordingly will not qualify for the favorable tax consequences thereunder upon the grant and exercise of the Options.  The total number of shares of common stock authorized and reserved for issuance upon exercise of Options granted under this plan will be 300,000.

Our Board of Directors administers and interprets this plan and has authority to grant options to all eligible participants and determine the basis upon which the options are to be granted and the terms, restrictions and conditions of the options at the time of grant.

Options granted under this plan are exercisable in such amounts, at such intervals and upon such terms as the option grant provides.  The purchase price of the common stock under the option is determined by our board; however, the purchase price may not be less than the closing sale price of our common stock on the date of grant of the option.  Upon the exercise of an option, the stock purchase price must be paid in full, in cash by check or in our common stock held by the option holder for more than six months or a combination of cash and common stock.

Options granted under this plan may not under any circumstance be exercised after 10 years from the date of grant.  No option under the Non-Employee Plan may be granted after July 30, 2008.  Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a “family member.”  Family member transfers include transfers to parents (and in-laws) to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit.  This plan will terminate on July 30, 2008. As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 100,000 common stock shares at $1.10 per share on or before December 31, 2009.

Director Liability and Indemnification

As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation (the “Certificate”) eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duty as directors.  These provisions do not eliminate the liability of a director (i) for a breach of the director’s duty of loyalty to us or our shareholders; (ii) for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for liability arising under Section 1053 of the Oklahoma General Corporation Act (relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act); or (iv) for any transaction from which the director derived an improper personal benefit.  In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or the rights of our shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief.  Such remedies may not be effective in all cases.

Our Bylaws provide that we will indemnify our directors and officers.  Under such provisions, any director or officer, who in his or her capacity as an officer or director, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to our best interest.  The Bylaws further provide that this indemnification is not exclusive of any other rights that an officer or director may be entitled.  Insofar as indemnification for liabilities arising under the Bylaws or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2004, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plans approved by our shareholders are our 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan.  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2003 Stock Option Plan	60,000	$1.10	240,000
2003 Non-Employee Stock Option Plan	80,000	$1.10	220,000

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	443,250	$1.10	—
Warrants issued to E. Peter Hoffman, Jr.	100,000	$1.25	—

Total	683,250	$1.12	460,000

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as of the date of this report, and as adjusted to give effect to this offering and exercise of the redeemable warrants, placement agent warrants and stock options, of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 10.  Executive Compensation — Director and Executive Officer Compensation”) and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares.  All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors.  For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options and warrants) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

Name (and Address) of Beneficial Owner	Shares Beneficially Owned(1)	Ownership Percent

Harry G. “Gray” Frederickson, Jr.(3)	1,020,000	12.3%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

John Simonelli(4)	1,020,000	12.3%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Name (and Address) of Beneficial Owner	Shares Beneficially Owned(1)	Ownership Percent

Roy T. Oliver.	1,000,000	12.2%
101 N. Robinson, Ste. 900
Oklahoma City, Oklahoma 73102

Lewann, Ltd.(5)	1,020,000	12.3%
6345 Glenbrook Court
Oklahoma City, Oklahoma 73118

Lewis B. Moon(5)	1,020,000	12.3%
6345 Glenbrook Court
Oklahoma City, Oklahoma 73118

Viewtrade Financial(6)(7)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

Daniel Pietro(6)(8)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 210
Boca Raton, Florida 33433

Sean Callahan(6)(9)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 210
Boca Raton, Florida 33433

Thomas Corona(6)(10)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

James St. Clair(6)(11)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

Robert Dombrowski(6)(12)	1,106,675	12.8%
525 Washington Boulevard, 24th Floor
Jersey City, New Jersey 07310

John Green(6)(13)	1,106,675	12.8%
525 Washington Boulevard, 24th Floor
Jersey City, New Jersey 07310

Roger Lockhart and Davina Lockhart(6)(14)	1,106,675	12.8%
20 Blue water Circle
Holiday Island, Arkansas72631

Claud Ware(6)(15)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 210
Boca Raton, Florida 33433

ROO, LLC(6)(16)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

Mark Ford(6)(17)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

Brian Herman(6)(18)	1,106,675	12.8%
7280 West Palmetto Park Road, Suite 105
Boca Raton, Florida 33433

Capital West Securities, Inc.(6)(19)	1,106,675	12.8%
Leadership Square, Second Floor
211 North Robinson
Oklahoma City, Oklahoma 73102

Robert O. McDonald(6)(19)	1,106,675	12.8%
Leadership Square, Second Floor
211 North Robinson
Oklahoma City, Oklahoma 73102

Name (and Address) of Beneficial Owner	Shares Beneficially Owned(1)	Ownership Percent

Mark A. Stansberry	600,000	7.3%
1105 Waterwood Parkway, Suite GP-2
Edmond, Oklahoma 73034

E. Peter Hoffman, Jr.(20)	700,000	8.4%
6301 North Western Avenue, Suite 260
Oklahoma City, Oklahoma 73118

Mark R. Kidd(21)	70,000.8%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Fred Roos(22)	20,000.2%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

George “Fritz” Kiersch(22)	20,000.2%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Stanton Nelson(23)	20,000.2%
101 North Robinson, Suite 900
Oklahoma City, Oklahoma 73102

Executive Officers and Directors as a group	3,190,000	38.1%
(seven individuals)(24)

(1)           Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person.  To the Company’s knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)           Rounded to the nearest one-tenth of one percent, based upon 8,258,425 shares of common stock outstanding.

(3)           Mr. Frederickson is Chairman of our Board of Directors and our President and Chief Operating Officer.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(4)           Mr. Simonelli is our Chief Executive Officer.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(5)           Lewann, Ltd. is controlled by Lewis B. Moon and each is deemed the beneficial owner of the common stock shares.  Mr. Moon is one of our directors.  The number of shares and the percentages include 20,000 common stock shares purchasable by Mr. Moon pursuant to exercise of stock options expiring December 31, 2009.

(6)           The number of shares and the percentages include 443,250 common stock shares purchasable pursuant to exercise of placement agent warrants during the period commencing on December 19, 2003 and ending on October 30, 2008.  Viewtrade Financial and its assigns, Daniel Pietro, Sean Callahan, Thomas Corona, James St. Clair, Robert Dombrowski, John Green, Roger Lockhart, Claud Ware, ROO, LLC, Mark Ford, Brian Herman, and Capital West Securities, Inc. are considered to be members of a “group” for purposes of the foregoing table.  Each of Daniel Pietro, Sean Callahan, Thomas Corona, James St. Clair, Robert Dombrowski, John Green, Roger Lockhart, Claud Ware, ROO, LLC, Mark Ford, Brian Herman is an employee of or affiliated with Viewtrade Financial and with Capital West Securities, Inc., and were assigned in the aggregate 377,025 common stock shares and placement agent warrants (exercisable for the purchase of 435,826 common stock shares) by Viewtrade Financial effective as of December 19, 2003.  Furthermore, because each of the Roger Lockhart, ROO, LLC and Capital West Securities, Inc. are included in the “group,” the Roger and Davina Lockhart Charitable Remainder Trust is included in the group because Roger Lockhart and his wife, Davina Lockhart, are the current income beneficiaries and trustees of the Roger and Davina Lockhart Charitable Remainder Trust and therefore control this trust, because James St.Clair controls ROO, LLC and because Robert O. McDonald controls Capital West Securities, Inc.  Each person within this “group” is deemed the beneficial owner of the common stock shares and placement agent warrants that all of the group members own in the aggregate.

(7)           Viewtrade Financial owns of 6,400 common stock shares and placement agent warrants exercisable for the purchase of 7,424 common stock shares.

(8)           Mr. Pietro owns placement agent warrants exercisable for the purchase of 5,400 common stock shares that were received from Viewtrade Financial.

(9)           Mr. Callahan owns 30,000 common stock shares and placement agent warrants exercisable for the purchase of 16,537 common stock shares that were received from Viewtrade Financial and in addition owns and redeemable warrants exercisable for the purchase of 5,000 shares.

(10)         Mr. Corona owns placement agent warrants exercisable for the purchase of 5,000 common stock shares that were received from Viewtrade Financial.

(11)         Mr. St. Clair is the President of Viewtrade Financial and owns 6,400 common stock shares and placement agent warrants exercisable for the purchase of 7,424 common stock shares that were received from Viewtrade Financial.

(12)         Mr. Dombrowski owns 16,400 common stock shares and placement agent warrants exercisable for the purchase of 7,424 common stock shares that were received from Viewtrade Financial and redeemable warrants exercisable for the purchase of 10,000 shares.

(13)         Mr. Green owns placement agent warrants exercisable for the purchase of 7,424 common stock shares that were received from Viewtrade Financial.

(14)         Mr. Lockhart owns 5,000 common stock shares and placement agent warrants exercisable for the purchase of 27,000 common stock shares that were received from Viewtrade Financial and in addition beneficially owns 150,000 shares (which includes 75,000 shares purchasable pursuant to exercise of redeemable warrants and, together with his wife (Davina Lockhart) in their capacities as trustees of the Roger and Davina Lockhart Charitable Remainder Trust of which they are also the current income beneficiaries, and own 100,000 beneficially owned shares (which includes 50,000 shares purchasable pursuant to exercise of redeemable warrants).  Mr. and Mrs. Lockhart’s address is 20 Blue Water Circle, Holiday Island, Arkansas 72631.

(15)         Mr. Ware owns 25,000 common stock shares and placement agent warrants exercisable for the purchase of 28,000 common stock shares that were received from Viewtrade Financial.

(16)         ROO, LLC owns 19,200 common stock shares and placement agent warrants exercisable for the purchase of 22,275 common stock shares that were received from Viewtrade Financial.  Mr. James St.Clair controls ROO, LLC and is deemed to own the common stock shares and placement agent warrants owned by ROO, LLC.

(17)         Mr. Ford owns 100,000 common stock shares and placement agent warrants exercisable for the purchase of 88,016 common stock shares that were received from Viewtrade Financial.

(18)         Mr. Herman owns 190,025 common stock shares and placement agent warrants exercisable for the purchase of 198,000 common stock shares that were received from Viewtrade Financial.

(19)         Capital West Securities, Inc. owns placement agent warrants exercisable for the purchase of 24,000 common stock shares that were received from Viewtrade Financial.  Mr. McDonald is the president of and controls Capital West Securities and is deemed to own the common stock shares and placement agent warrants owned by Capital West Securities, Inc.

(20)         The number of shares and the percent includes 300,000 common stock shares purchasable pursuant to exercise of redeemable warrants expiring October 30, 2008 and 100,000 common stock shares purchasable pursuant to exercise of warrants expiring December 31, 2008.

(21)         Mr. Kidd is our Chief Financial Officer and Secretary.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(22)         The named person is one of our directors.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(23)         Mr. Nelson is one of our directors and serves as Vice President of R. T. Oliver Investment Company, a company controlled by Roy T. Oliver.  Mr. Nelson does not have any beneficial owner in the common stock shares beneficially owned by Mr. Oliver.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(24)         The number of shares and the percent includes 160,000 common stock shares purchasable pursuant to exercise of stock options expiring on December 31, 2009.

Item 12.  Certain Relationships and Related Transactions

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2004 and 2003.  These transactions will continue in effect and may result in conflicts of interest between us and these individuals.  Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

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

In connection with the incorporation-reorganization of GrayMark Productions, L.L.C., we issued 4,870,000 shares of our common stock to the members of GrayMark Productions, L.L.C. in proportion to their respective ownership interests in GrayMark Productions, L.L.C.  The member of GrayMark Productions, L.L.C. included

•                  Harry G. “Gray” Frederickson, John Simonelli and Roy T. Oliver, each of whom were issued 1,000,000 common stock shares,

•                  Lewann, Ltd. (which Lewis B. Moon is the general partner and the controlling person) that was issued 1,000,000 common stock shares,

•                  Mark Stansberry, formerly served as a manager and Chief Financial Officer of GrayMark Productions, L.L.C., who was issued 600,000 common stock shares,

•                  Larry E. Howell, who was issued 200,000 common stock shares,

•                  Mark R. Kidd, who was issued 50,000 common stock shares and

•                  Michael E. Dunn, who was issued 20,000 common stock shares.

Mr. Frederickson serves as our President, Chief Operating Officer and Chairman of our board of directors and Mr. Simonelli serves as our Chief Executive Officer.  We have employment agreements with each of Messrs. Frederickson and Simonelli, who have received and will continue to receive the compensation pursuant to these agreements as described under “Item 10.  Executive Compensation — Employment Arrangements and Lack of Keyman Insurance.”  Mr. Kidd serves as our Chief Financial Officer and in this capacity received and will continue to receive an annual salary of $20,000.  We do not have a written employment agreement with Mr. Kidd. See “Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.”

Lewann, Ltd. is controlled by Mr. Moon, one of our directors.  While Mr. Moon serves as one of our directors, he will be compensated as a director; however, as of the date of this report such compensation has not been determined.  To the knowledge of Mr. Moon, Lewann, Ltd. and Mr. Moon do not have any relationships with any of the Selling Security Holders.

Although Mr. Stansberry formerly served as a manager and Chief Financial Officer of GrayMark Productions, L.L.C., since August 18, 2003, Mr. Stansberry’s only continuing interest and relationship with us is that of a shareholder.

Mr. Howell’s only relationship with us is that of a shareholder. To Mr. Howell’s knowledge, the only relationship he has with the Selling Security Holders is with Thomas E. Howell, his brother.

Mr. Dunn is a member of the law firm of Dunn Swan & Cunningham, the firm that serves as our legal counsel.  Dunn Swan & Cunningham was paid $29,305 during 2003 and $43,782 during 2004 for legal services performed on our behalf.  In the future, Dunn Swan & Cunningham may perform additional legal services on our behalf on an as-needed basis at hourly rates (currently $150 to $225 per hour) based on the type of legal services provided. To Mr. Dunn’s knowledge, he does not have any relationships with any of the Selling Security Holders.  Furthermore, Mr. Dunn was issued 25,000 common stock shares during 2004 for legal services rendered during 2004 having a value of $25,000.

Each of Messrs. Frederickson and Stansberry paid $500 for his 50% ownership interest in GrayMark Productions, L.L.C. upon its formation.  On June 16, 2002, Lewann, Ltd. acquired its 33% ownership interest in GrayMark Productions, L.L.C. by purchase of the ownership interests or units from each of Messrs. Frederickson and Stansberry.  Following this acquisition, Lewann, Ltd. contributed $250,000 to GrayMark Productions, L.L.C. prior to July 1, 2003.  On July 1, 2003, Lewann, Ltd. and each of Messrs. Frederickson and Stansberry sold a portion of their ownership interests in GrayMark Productions, L.L.C. to Messrs. Simonelli, Howell, Kidd and Dunn.  Messrs. Simonelli, Howell, Kidd and Dunn paid nominal amounts, $100, $20, $5 and $2, respectively, for their member interests or units in GrayMark Productions, L.L.C.

In December 2003, we entered into a 12-month unwritten lease with Corporate Tower, LLC which is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for occupancy of our offices in Oklahoma City.   Under this lease arrangement, we are required to pay rent of $500 per month.  The costs of leasehold improvements of our office facilities was approximately $15,000 which we paid rather than Corporate Tower, LLC.

On December 19, 2003, we entered into a one-year Consulting Agreement with E. Peter Hoffman, Jr., one of our greater than 5% shareholders, for the providing of business development services.  For these services, we granted Mr. Hoffman stock options exercisable for the purchase of 100,000 shares of our common stock for $1.25 per share.  These options are exercisable commencing on January 1, 2005 and expire on December 31, 2008.  In accordance with our five-year registration obligation, we have included the common stock shares purchasable upon exercise of these stock options in a registration statement.

On August 15, 2003, Roy T. Oliver purchased a 20% ownership interest in GrayMark Productions, L.L.C. for $500,000.  As indicated above, Mr. Oliver exchanged his 20% ownership interest in GrayMark Productions, L.L.C. for (1,000,000) common stock shares of GrayMark Productions, Inc.

Viewtrade Financial served as the placement agent for our private placement of 2,955,000 shares of our common stock and redeemable warrants that was completed on December 19, 2003.  For its services as placement agent, Viewtrade Financial received

•                  the right to a fee equal to 10% of the proceeds from sale of common stock shares pursuant to exercise of the redeemable warrants (the “warrant exercise fee”),

•                  the placement agent warrants exercisable during the period that began on December 19, 2003 and that will end on October 30, 2008 for the purchase of 443,250 shares of our common stock for $1.10 per share, and

•                  sales commissions of $295,500 and a non-accountable expense allowance of $88,650.

In addition, on August 19, 2003, we entered into the one-year Financial Advisor Agreement with Viewtrade Financial pursuant to which Viewtrade Financial is currently providing financial advisor consultant services.  For these consulting services, we issued 383,425 common stock shares to Viewtrade Financial.

On February 27, 2004, Viewtrade Financial orally waived its right to receive the warrant exercise fee.

In March 2002, Messrs. Frederickson and Stansberry, members of GrayMark Productions, L.L.C., entered into an agreement to pay FilmCapital, Inc. $50,000 for services performed.  This liability is only payable in the event GrayMark Productions, L.L.C. obtains funding for film projects from outside investors.  Messrs. Frederickson and Stansberry have each represented that their intent was not to cause GrayMark Productions, L.L.C. to be liability for this obligation and each has agreed to indemnify us for any liability that may arise out of this agreement.  In December 2003, we recorded a consulting expense and liability of $50,000 related to the agreement with FilmCapital.  At the time that the recorded liability is paid by GrayMark Productions, Inc., Messrs. Frederickson and Stansberry will be required to reimburse us.

We believe that the transactions described above were on terms no less favorable to us than could have been obtained with unrelated third parties.  All material future transactions between us and our officers, directors and 5% or greater shareholders

•                  will be on terms no less favorable than could be obtained from unrelated third parties and

•                  must be approved by a majority of our disinterested-independent members of our board of directors.

Item 13.  Exhibits

(a)          Exhibits:

Exhibit No.	Description

3.1

Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1

Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2

Placement Agent Agreement between Viewtrade Financial and Registrant, incorporated by reference to Exhibit 4.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.3

Placement Agent Warrant Agreement between Viewtrade Financial and Registrant and form of Placement Agent Warrant Certificate, incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.4

Redeemable Warrant Agreement between UMB Bank, N.A. and Registrant, incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.5	Form of Redeemable Warrant Certificate, incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.6

Financial Advisor Agreement between Viewtrade Financial and Registrant, incorporated by reference to Exhibit 4.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.7

Stock Option Agreement between E. Peter Hoffman, Jr. and Registrant , incorporated by reference to Exhibit A of Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.1

Exchange Agreement amongst Gray Frederickson, Lewann, Ltd., Roy Oliver, John Simonelli, Mark A. Stansberry, Larry E. Howell, Mark R. Kidd, Michael E. Dunn and Registrant, incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.2

Letter agreement amongst Gray Frederickson, Mark A. Stansberry and Registrant dated August 27, 2003, incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.3

Employment Agreement between Gray Frederickson and Registrant, incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.4

Employment Agreement between John Simonelli and Registrant, incorporated by reference to Exhibit 10.4 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.5

GrayMark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.6

GrayMark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.7

Investor Agreement amongst A & A Productions, LLC, Frozen Television, Inc. and Registrant, incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.8

Consulting Agreement between E. Peter Hoffman, Jr. and Registrant, incorporated by reference to Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.9

Form of Lock-up Letter Agreement entered into by Harry G. “Gray” Frederickson, Jr. (covering 1,000,000 common stock shares for 24 months), John Simonelli (covering 1,000,000 common stock shares for 24 months), Mark R. Kidd (covering 50,000 common stock shares for 24 months), Mark A. Stansberry (covering 600,000 common stock shares for 24 months), Lewann, Ltd.(covering 1,000,000 common stock shares for 24 months), Roy T. Oliver (covering 1,000,000 common stock shares for 12 months), and Michael E. Dunn (covering 20,000 common stock shares for 24 months) with Viewtrade Financial, incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.10

Letter agreement between GrayMark Productions, L.L.C., Gray Frederickson, Mark A. Stansberry, and FilmCapital, Inc., dated April 22, 2002, incorporated by reference to Exhibit 10.10 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

10.11

Articles of Organization of Out of the Blue Productions, LLC, incorporated by reference to Exhibit 10.11 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

10.12

Operating Agreement of Out of the Blue Productions, LLC, incorporated by reference to Exhibit 10.12 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

10.13

Amendment to Investor Agreement between A&A Productions, LLC, Frozen Television, Inc. and Registrant, dated January 5, 2004, incorporated by reference to Exhibit 10.13 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

10.14

Literary Purchase Agreement amongst Brett Hudson, Burt Kearns, Albert S. Ruddy and Registrant, dated as of December 22, 2003, incorporated by reference to Exhibit 10.14 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

10.15

Amended and Restated Operating Agreement of Out of the Blue Productions, LLC, dated April 23, 2004, incorporated by reference to Exhibit 10.15 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on May 10, 2004.

10.16

Freelance Director’s Loanout Contract Theatrical Motion Picture Photoplay, dated January 19, 2004, between Out of the Blue Productions, LLC and Geneco Olive Oil, Inc., incorporated by reference to Exhibit 10.16 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on May 10, 2004.

10.17

Letter of Harry Basil dated as of January 19, 2004, incorporated by reference to Exhibit 10.17 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on May 10, 2004.

10.18

Co-Finance Agreement, dated May 7, 2004 between Registrant and John Simonelli, incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.19

Co-Finance Agreement, dated May 7, 2004 between Registrant and 36th Street Properties LLC, incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.20

Co-Finance Agreement, dated May 7, 2004 between Registrant and Larry E. Howell, incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.21

Co-Finance Agreement, dated May 10, 2004 between Registrant and Roy T. Oliver, incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.22

SAG Motion Picture Contract – Weekly Performer between Angie Everhart and Out of the Blue Productions, LLC, dated April 16, 2004, incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.23

Letter agreement between Five Timz Productions and Out of the Blue Productions, LLC dated April 15, 2004 with the SAG Motion Picture Contract – Weekly Performer between D.L. Hughley and Out of the Blue Productions, LLC dated April 15, 2004 attached as Exhibit A, incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.24	SAG Motion Picture Contract – Weekly Performer between Gabrielle Reece and Out of the Blue Productions, LLC, dated April 14, 2004, incorporated by reference to Exhibit 10.7 of

Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.25

Letter agreement between Out of the Blue Productions, LLC and Clematis Productions, Inc., dated February 20, 2004 with the SAG Motion Picture Contract – Weekly Performer between Burt Reynolds and Out of the Blue Productions, LLC attached as Exhibit A dated February 20, 2004, incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

10.26

Fenton-Cowitt Casting Agreement between Gray Frederickson and Pixie, Inc., dated January 20, 2004, incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-QSB as filed with the Commission on October 12, 2004.

21

Subsidiaries of Registrant, incorporated by reference to Exhibit 10.14 of Registrant’s Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on March 16, 2004.

31.1	Certification of John Simonelli, Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Harry Gray Frederickson, Jr., Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

(b)          Reports on Form 8-K:

During the three months ended December 31, 2004, Registrant did not file any reports on Form 8-K.

Item 14.  Principal Accountant Fees and Services

Fees for Independent Auditors

The audit reports of Evans, Gaither & Associates, PLLC reports on our 2002, 2003 and 2004 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified, as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Evans, Gaither & Associates, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Evans, Gaither & Associates, PLLC would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Also, there was no occurrence of a reportable event under Item 304 of Regulation S-B respecting the years ended December 31, 2004, 2003 and 2002.

During 2004 and 2003, Evans, Gaither & Associates, PLLC rendered professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and reviews of the unaudited financial statements included in our Quarter Reports on Form 10-Q for each of the three months ended June 30 and September 30, 2004, filed with the Securities and Exchange Commission on October 12, 2004 and November 15, 2004, respectively.

Audit Fees.   Total audit fees for 2004 and 2003 were $26,905 and $     -     , respectively..  The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-QSB.  For 2004, total audit fees include estimated billings for the completion of the 2004 audit after year-end.

Audit-Related Fees.  There were no aggregate fees billed for audit-related services for the 2004 and 2003.

Tax Fees.  The aggregate fees billed for tax services for the year ended December 31, 2004were $10,188.  During the year ended December 31, 2004, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.  There were no tax fees incurred in 2003.

All Other Fees.  We were not billed for any other accounting services.

In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Audit Committee Pre-Approval Procedures.  Rules and regulations of the Securities and Exchange Commission implemented in accordance with the requirements of Sarbanes-Oxley Act of 2002 require audit committees of companies reporting under and pursuant to the Securities Exchange Act of 1934 to pre-approve audit and non-audit services.  Our Audit Committee follows procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service.  During a year circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval.  In those instances, we sill obtain the specific pre-approval of our Audit Committee before engaging our independent public accountants.  The procedures require our Audit Committee to be informed of each service, and the procedures do not include any delegation of our Audit Committee’s responsibilities to management.  Our Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom this authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

For 2004, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/JOHN SIMONELLI
John Simonelli
Chief Executive Officer

Date: March 28, 2005
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller

Date: March 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/JOHN SIMONELLI	Chairman of the Board	March 28, 2005
John Simonelli	and Chief Executive Officer

/S/HARRY G. “GRAY” FREDERICKSON	President and Director	March 28, 2005
Harry G. “Gray” Frederickson

/S/FRED ROOS	Director	March 28, 2005
Fred Roos

/S/GEORGE “FRITZ” KIERSCH	Director	March 28, 2005
George “Fritz” Kiersch

/S/Lewis B. Moon	Director	March 28, 2005
Lewis B. Moon

/S/ STANTON NELSON	Director	March 28, 2005
Stanton Nelson

GRAYMARK PRODUCTIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations and Accumulated Deficit for the Years Ended December 31, 2004 and 2003 and from Inception (August 2001) to December 31, 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and from Inception (August 2001) to December 31, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of

GrayMark Productions, Inc:

We have audited the accompanying consolidated balance sheets of GrayMark Productions, Inc. (A Development Stage Enterprise) as of December 31, 2004 and 2003 and the related consolidated statements of operations and accumulated deficit, shareholders’ equity, and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrayMark Productions, Inc. (a Development Stage Enterprise) as of December 31, 2004 and 2003, and the consolidated results of its operations, accumulated deficit and its cash flows for the years ended December 31, 2004 and 2003, in accordance with generally accepted accounting principles in the United States of America.

/S/Evans,Gaither & Associates, PLLC

March 18, 2005
Oklahoma City, Oklahoma

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and cash equivalents	$877,933	$2,953,159
Film deposits	48,601	—
Total current assets	926,534	2,953,159
Fixed assets, net	21,190	26,056
Investment in films	2,227,945	34,470
Total assets	$3,175,669	$3,013,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued liabilities	$79,130	$68,039
Total current liabilities	79,130	68,039
Film obligations	500,000	—
Total liabilities	579,130	68,039
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,258,425 issued and outstanding at December 31, 2004 (8,208,425 shares issued and outstanding at December 31, 2003)	826	821
Paid-in capital	3,837,689	3,790,944
Deficit accumulated during development stage	(1,241,976)	(846,119)
Total shareholders’ equity	2,596,539	2,945,646
Total liabilities and shareholders’ equity	$3,175,669	$3,013,685

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Consolidated Statements of Operations and Accumulated Deficit

	2004	2003	Inception (August 2001) to December 31, 2004

Revenues	$—	$13,391	$13,391

Operating expenses:
Salaries and employee benefits	234,214	—	234,214
Legal and professional fees	94,808	15,486	110,294
Stock transfer and reporting costs	25,900	—	25,900
Film marketing	13,880	—	13,880
Consulting and management fees	10,261	619,154	794,535
Travel and entertainment	1,179	14,385	40,924
Other	33,157	15,091	58,733
Total operating expenses	413,399	664,116	1,278,480
Operating loss	(413,399)	(650,725)	(1,265,089)
Other Income (Expense):
Interest and other income	17,542	4,463	23,113
Net loss before provision for income taxes	(395,857)	(646,262)	(1,241,976)
Provision for income taxes	—	—	—
Net loss - deficit accumulated during development stage	$(395,857)	$(646,262)	$(1,241,976)
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.13)	$(0.21)
Weighted average number of common shares outstanding	8,235,508	5,148,202	5,936,452

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2002	—	$—	$244,254	$(199,857)

Capital contributions	—	—	610,412	—
Issuance of stock in incorporation-reorganization	4,870,000	487	(487)	—
Sale of stock	2,955,000	296	2,513,178	—
Issuance of stock to investment banking firm	383,425	38	383,387	—
Issuance of stock options to non-employee consultant	—	—	40,200	—
Net loss	—	—	—	(646,262)

Balance, December 31, 2003	8,208,425	821	3,790,944	(846,119)

Sale of stock	25,000	2	21,748	—
Issuance of stock for legal services	25,000	3	24,997	—
Net loss	—	—	—	(395,857)

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Consolidated Statements of Cash Flows

	2004	2003	Inception (August 2001) to December 31, 2004

Operating activities:
Net loss	$(395,857)	$(646,262)	$(1,241,976)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,866	636	5,502
Issuance of stock for legal services	25,000	—	25,000
Issuance of common stock to investment banking firm	—	383,425	383,425
Issuance of stock options to non-employee consultant	—	40,200	40,200
Changes in assets and liabilities –
Film deposits	(48,601)	—	(48,601)
Investment in films	(2,193,475)	(34,470)	(2,227,945)
Accrued liabilities	11,091	60,922	79,130

Net cash used by operating activities	(2,596,976)	(195,549)	(2,985,265)

Investing activities:
Purchase of fixed assets	—	(26,692)	(26,692)

Net cash used by investing activities	—	(26,692)	(26,692)

Financing activities:
Capital contributions	—	610,412	854,667
Sale of stock	21,750	2,513,474	2,535,223
Proceeds from film co-financing agreement	500,000	—	500,000

Net cash provided by financing activities	521,750	3,123,886	3,889,890

Net change in cash and cash equivalents	(2,075,226)	2,901,645	877,933

Cash and cash equivalents at beginning of period	2,953,159	51,514	—

Cash and cash equivalents at end of period	$877,933	$2,953,159	$877,933

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004 and 2003

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

The Company has completed the production of its first motion picture project titled, Cloud 9.  The Company is in the post-production phase of Cloud 9 and is currently marketing both the domestic and foreign rights to the film.  The Company intends to produce and distribute additional films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford us access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

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

Consolidation – The accompanying consolidated financial statements include the accounts of GrayMark Productions, Inc. and its majority owned and controlled subsidiaries, with a provision for minority interests.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include GrayMark Productions, L.L.C. (the “LLC”) and Out of the Blue Productions, LLC (“Out of the Blue”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, a variable interest entity (see Accounting Changes – FIN 46), was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9 (the “Picture”) is to be produced.  The Company was obligated to fund and did fund more than 98% of the acquisition and production costs of the “Picture.”  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.

Accounting Changes –

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes.  Also, in the period of adoption and after, companies record compesation cost based on the modified prospective method.  SFAS 123(R) is effective for periods beginning after December 15, 2005.  Early application is encouraged, but not required.

The Company has not yet determined the date or method of adoption.  If the Company were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, the Company estimates that there will be no stock-based compensation expense for the year ending December 31, 2005.  If the Company elects to adopt SFAS 123(R) using the modified retrospective method, it is permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If the Company elects to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the year ended December 31, 2003, would not be impacted.

SFAS 150 – In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operation or financial position.

FIN 46 – In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.  FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary.  This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date.  Other than Out of the Blue, the Company neither created nor obtained an interest in any VIEs in 2003 or in prior periods.  In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003.  As of December 31, 2004, the company had no SPEs for which it was considered the primary beneficiary.  Other than with respect to Out of the Blue, adoption of this standard did not have a material effect on the Company’s financial statements.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition – Revenues from the sale of the rights to a film are recognized when the feature film is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor.  Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited.  Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers.  Revenues from the licensing of motion picture films are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.  Revenues from consulting services are recognized when earned.

Cash and cash equivalents – Cash and cash equivalents consist primarily of cash on deposit or certificates of deposits purchased with original maturities of three months or less.

Fixed Assets – Fixed assets are stated at costs less accumulated depreciation.  Depreciation is calculated using the straight line method based on the useful lives which range from three to seven years.

Investment in Films – Investment in films includes capitalizable direct negative costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.  Film production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis.

Investment in films is stated at the lower of amortized cost or estimated fair value on an individual film basis.  The valuation of investment in films is reviewed on a title-by-title basis, when an event or change in circumstances indicate that the fair value of a film is less than its unamortized cost.  The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach.  Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

Income Taxes – The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net loss per share – Net loss per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding.  There were no material differences between basic and diluted earnings per share for the periods presented.  The computation of net loss per share gives retroactive effect for all periods presented to reflect the 2003 incorporation-reorganization.  At December 31, 2004 and 2003, all outstanding options and warrants were excluded from the computation of diluted loss per share as the effect of the assumed exercise was anti-diluted.

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

Fair value of financial instruments – The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items.

Stock options – The Company accounts for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opnion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation.  As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring ,or in Conjunction With Selling, Goods or Services, which require entities to recognize an expense based on the fair value of the related awards.

Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Note 3 – Incorporation-Reorganization

The Company operated historically as a limited liability company, GrayMark Productions, L.L.C. (the “LLC”).  On August 18, 2003, the Company acquired LLC by exchanging 4,870,000 of GrayMark Productions, Inc. common stock shares for the ownership interests in the LLC, and the LLC became a wholly-owned subsidiary of the Company.  The acquisition was accounted for as an incorporation-reorganization.  The effect of the reorganization was a change in the capital structure of the Company; there were no other accounting adjustments made as a result of the incorporation-reorganization.

Note 4 – Film Costs

	2004	2003

Completed and not released	$2,217,945	$—
In development	10,000	34,470

Total	$2,227,945	$34,470

Note 5 – Film Obligations

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

Note 6 – Film Profit Participation and Contingent Compensation

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

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), has entered into contingent compensation agreements with the director and certain cast members of Cloud 9 in the form of “net and gross profit participations” that are customary in the film industry.  These participations are typically based on the profit of a film after all production and distribution costs have been recouped (“gross participation”) or all production and distribution costs and overhead have been recouped (“net participations”).  A percentage of these “gross and net profits”, as negotiated between the participants, are paid out as contingent compensation for creative participants in a motion picture film.  The participations negotiated by the Production Company for Cloud 9 total 23.5% of which the Company’s interest in Cloud 9 is burdened by one-half of these net profit participations.  The Company’s residual profits interest in Cloud 9 is 30.6% after giving effect to the gross and net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements (see Note 5 – Film Obligations).

The Production Company also agreed to pay additional contingent bonuses to certain cast members when aggregate United States and Canada box office receipts as reported in Daily Variety reach various levels between $8,500,000 and $20,000,000.  The total contingent amounts that would be paid if box office receipts reach $20,000,000 is $300,000.

Note 7 – Equity Compensation

In conjunction with the private placement of common stock, the Company issued 383,425 shares of stock to the investment banking firm, that served as the underwriter of the private placement, for consulting services to be performed for the twelve month period ending in December 2004.  These consulting services may include, but are not necessarily limited to, (i) the study and review of the business, operations, and historical financial performance of the Company, (ii) assistance in formulating a strategy to meet the Company’s working capital and capital resources needs, (iii) assistance in formulating the terms and structure of any proposed business combination transaction and the presentation thereof to the Company’s board of directors and (iv) advise as to the expected reaction of the financial community to any proposed transaction and determine the optimum means of communicating the pertinent aspects, such as the strategic considerations, benefits to the Company and financial impact to the financial community and (v) assistance in the preparation of press releases and other communications with the investment community.  Due to the nature of the consulting services being performed, the Company was not able to establish verifiable output measures of the actual services to be performed over the life of the agreement.  Therefore, consulting fees of $383,425, which represents the estimated fair value of the shares issued to investment banking firm, is included in consulting and management fees in the accompanying consolidated statements of operations for the year ended December 31, 2003.

In December 2003, the Company entered into a one-year consulting agreement with one of the Company’s greater than 5% shareholders, for the providing of consulting services.  These consulting services may include, but are not necessarily limited to, (i) the study and review of the business, operations, and historical financial performance of the Company, (ii) assistance in formulating a strategy to meet the Company’s working capital and capital resources needs, (iii) assistance in formulating the terms and structure of any proposed business combination transaction and the presentation thereof to the Company’s board of directors and (iv) advise as to the expected reaction of the financial community to any proposed transaction and determine the optimum means of communicating the pertinent aspects, such as the strategic considerations, benefits to the Company and financial impact to the financial community and (v) assistance in the preparation of press releases and other communications with the investment community.  For these services to be performed, the Company granted the shareholder stock options exercisable for the purchase of 100,000 shares (the “Consulting Options”) of the Company’s common stock for $1.25 per share.  The Consulting Options are exercisable commencing on January 1, 2005 and expire on December 31, 2008.  On the date of grant, the Company valued the shares underlying the Consulting Options for financial statement purposes using the Black-Scholes valuation model.  Due to the nature of the consulting services being performed, the Company was not able to establish verifiable output measures of the actual services to be performed over the life of the agreement.  Accordingly, the Company increased paid-in capital and consulting fees for the year ended December 31, 2003, by the estimated option valuation of $40,200.

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 3.0%; no dividend yield; volatility of 50%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

Note 8 – Income Taxes

The income tax provision for the years ended December 31, 2004 and 2003 consists of:

	2004	2003

Current provision	$—	$—
Deferred provision (benefit)	(138,464)	(59,824)
Change in beginning of year valuation allowance	138,464	59,824

Total	$—	$—

Deferred income tax assets and liabilities as of December 31, 2004 and 2003 are comprised of:

	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$200,295	$62,399
Valuation allowance	(198,288)	(59,824)
Total deferred tax asset	2,007	2,575
Deferred income tax liabilities:
Depreciation	(2,007)	(2,575)
Total deferred tax liability	(2,007)	(2,575)
Deferred tax liability, net	$—	$—

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2004	2003

Federal statutory rate	(34)%	(34)%
State tax rate	(4)%	(4)%
Valuation allowance	38%	38%
Effective income tax rate	—%	—%

At December 31, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $572,000 and $178,000, respectively, expiring at various dates through 2018.  Because the Company was operated as a limited liability company through August 2003, there was no current or deferred provision for income taxes through that date.  The taxable net loss from August 2003 through December 2003 was $170,296.

Note 9 – Capital Structure

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 100,000,000 shares of capital stock, consisting of 90,000,000 shares of Common Stock, $.0001 par value per share (the “Common Stock”), and 10,000,000 shares of preferred stock, $.0001 par value per share (the “Preferred Stock”).

In December 2003, the Company concluded a private placement of common stock and issued 2,955,000 shares of common stock.  The net proceeds of the private placement offering were $2,513,474 ($0.85 per share) after deduction of $441,526 in offering costs.  In conjunction with the private placement, investors received one redeemable warrant for each common share purchased.  The redeemable warrants are exercisable for the purchase of one share of common stock initially for $2.00 on or before October 30, 2008.  The exercise price for the warrants increases after certain trading criteria is met by the Company.  The underwriter also received warrants for the exercise of an additional 443,250 shares of common stock.  The underwriter warrants are exercisable between December 19, 2003 and October 30, 2008 at an exercise price of $1.10.  The warrants issued to the underwriter were valued at $5,910 pursuant to the valuation formula for determining the value of underwriter compensation under rules promulgated by the National Association of Securities

Dealers, Inc.  The issuance of the warrants to the underwriter resulted in additional paid-in capital of $5,910 related to the services performed by the underwriter in conjunction with the private placement offering which was offset by a reduction of paid-in capital of $5,910 related to the payment for those services which is included in offering costs.

Note 10 – Stock Options and Warrants

During 2003, the Company adopted two stock option plans, the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).  The Employee Plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees, including employees who also serve as a Company director.  The number of shares of common stock authorized and reserved under the Employee Plan is 300,000.  The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option.

The Non-Employee Plan provides for the grant of stock options to the Company’s non-employee directors, consultants and other advisors.  The Company’s employees are not eligible to participate in the Non-Employee Plan.  Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes.  The total number of shares of common stock authorized and reserved under the Non-Employee Plan is 300,000.

In September 2004, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $1.10.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan The options do not become exercisable until January 1, 2005 and expire on December 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 4.0%; no dividend yield; volatility of 50%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the 140,000 options was estimated to be $63,574.  In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, no compensation expense was recorded.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123”, (“SFAS 123”), net loss and net loss per share would have been as follows:

	2004	2003

Net loss	$(395,857)	$(646,262)
Stock-based compensation expense	(63,574)	—

Pro form net loss	$(459,431)	$(646,262)

Earnings per share:
Basic and diluted – as reported	$(0.05)	(0.13)
Basic and diluted – pro forma	$(0.06)	(0.13)

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2002	—	$—
Granted at market value	3,498,250	1.85
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2003	3,498,250	$1.86
Granted at market value	165,000	1.24
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	3,663,250	$1.84

	Options and Warrants Outstanding			Options and Warrants
		Average		Exercisable
	Shares Outstanding at 12/31/04	Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/04	Average Exercise Price

$1.00 to $2.00	3,663,250	3.9	$1.84	3,423,250	$1.88

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the use of highly subjective assumptions including expected stock price volatility.  The Company utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123.  In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its stock options because the Company’s stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.  The effects of applying SFAS 123 are not indicative of future amounts.

Note 11 – Related Party Transactions

During 2003, the Company paid consulting and management fees totaling $145,529, to two Company shareholders.

In March 2002, two of the Company’s shareholders entered into a letter agreement with a third-party for the Company to pay the third party $50,000 for past services performed.  This liability is only to be paid if the Company obtains funding for film projects from outside investors.  These Company shareholders have represented that it was not their intent to contractually bind the Company to this liability, and they have agreed to indemnify the Company upon payment of any liability that may arise under the letter agreement.  In December 2003, the Company recorded a consulting expense of $50,000 related to the agreement.

In December 2003, the Company moved into offices in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a 12-month unwritten lease, requiring the payment of $500 per month.  The Company incurred costs of approximately $15,000 in the building-out and improvement of the office space.

Note 12 – Subsequent Event

In January 2005, the Company entered into a letter agreement with an unaffiliated company regarding a film project titled, “The Hunt.”  Under the agreement, the Company has agreed to fund the film project with an estimated budget of $250,000.  The Company will receive 100% of the revenue until all costs have been recouped and 75% of the revenue thereafter.  In addition, the Company entered into a letter agreement with one of the Company’s directors to pay him $20,000 for his assistance with The Hunt.  The agreement also calls for the director to receive 3% of all revenue to the Company after the Company has recouped its costs.