Form 10QSB
period 2005-03-31
GRAYMARK PRODUCTIONS INC
filed 2005-05-09
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 5, 2005, 8,258,425 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2005

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves”  refer collectively to GrayMark Productions, Inc., its predecessor, GrayMark Productions, L.L.C., and its executive officers and directors.  The term “independent,” as used in this report, is used to distinguish us from the term “major studios” that is generally regarded in the entertainment industry to mean Universal Pictures, Warner Bros., Twentieth Century Fox, Sony Pictures Entertainment, Paramount Pictures, The Walt Disney Company, Metro Goldwyn Mayer and their respective affiliates.  The terms “low-budget motion pictures,” “low-budget films” or “low-budget movie” within this report, refer to motion pictures that have a production budget of $250,000 to $3 million.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements presented in this report were prepared and included in this report in accordance with Regulation S-X and Regulation S-B an appear in this report beginning on page F-1.

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

We have completed production of our first motion film project, Cloud 9, and are in the process of marketing both the foreign and domestic rights to the film.  We have not generated any revenue to date from Cloud 9.  We have recently competed the filming of our second motion picture film project, The Hunt.

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

We primarily produce English language motion pictures intended for domestic theatrical release and ancillary market release (home video and television, including pay-per-view, cable, satellite and network broadcast), that have production budgets of $250,000 to $3 million (“low-budget motion pictures,” “low budget movies” or “low-budget films”).  We initially anticipated producing motion pictures that had production budgets of $2 million to $5 million, but based on the production of our first two motion pictures, we believe that a range of $250,000 to $3 million is appropriate.

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

We expect to enter into various production cost and revenue sharing arrangements, including joint ventures, partnerships and limited liability companies, on a movie-by-movie basis.  These sharing arrangements are intended to complement or expand our business to permit the production of a greater number of movies, while sharing the financial risks of the movie.  We may not realize the anticipated financial benefits when we entered into these arrangements.  In addition, the negotiation of these arrangements, whether successful or not, could require us to incur significant costs and cause diversion of management’s time and resources.  Accordingly, the costs of obtaining these sharing arrangements will increase our invested cost in a movie without providing a correlating increase in the movies revenues and, consequently, adversely affect the financial performance of the movie.

Following our production of the movie, we intend to arrange for distribution through third-parties primarily into the domestic (United States and Canada) and international the ancillary market (home video or pay and free television).  Depending upon our ability to obtain favorable distribution arrangements, which depends in many cases upon the distributor’s assessment of the movie’s revenue potential, a particular movie may be distributed in the domestic and international theatrical markets as well as the ancillary markets. A substantial amount of time may elapse between our expenditure of funds and the receipt of revenue from the motion picture.

Our produced movies will be distributed domestically pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Our foreign market distribution arrangements will be pursuant to sale of the distribution rights to an unrelated third-party international distributor for either a single up-front payment (in U.S. currency) without any retained participation in international source revenues or for the right to receive a percentage of gross receipts received by the distributor.  As of the date of this report, we have not entered into any distribution arrangements.

Our ability to obtain international market distribution, whether in the ancillary market or the theatrical market, will be subject to:

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

Recent Developments

Distribution of Cloud 9.  We are negotiating the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market).  These agreements have not been consummated.  As a result, the finalized terms of these distribution arrangements have not been determined as of the date of this report.

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 will be 30.6%.  Furthermore, our co-finance providers are entitled to receive the first $500,000 of proceeds we receive from the rights sales and distribution of Cloud 9. After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  In conjunction with the production of Cloud 9, the producers formed Out of the Blue Productions, LLC (the “Production Company”).  Our entitlement to distributions from the Production Company and the profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.  The co-finance agreements provide for interest, but do not specify the applicable interest rate.

Pre-Production and Filming of The Hunt.  During January 2005, we commenced the pre-production phase of our second motion picture project titled, The Hunt.  We commenced and completed principal filming of this movie in March 2005.  We anticipate that our total production costs for The Hunt will be approximately $300,000.

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

In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, Accounting by Producers or Distributors of Films (“SoP 00-2”).  SoP 00-2 establishes accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. These accounting standards are as follows:

•                                          advertising and marketing costs are expensed the first time the advertising takes place; and

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

Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even picture-to-picture.  Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of exhibition revenues or that audits will result in increases in the revenues that justify the associated audit costs.

Recent Accounting Pronouncements

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

We have not yet determined the date or method of adoption.  If we were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, we estimate that there will be no stock-based compensation expense for the year ending December 31, 2005.  If we elect to adopt SFAS 123(R) using the modified retrospective method, we are permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If we elect to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the three months ended March 31, 2005, would not be impacted.

Results of Operations

The following table sets forth selected results of our operations for the three month periods ended March 31, 2005 and 2004.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2005	2004
Revenue	$—	$—
Operating expenses:
Salaries and employee benefits	67,320	58,371
Legal and professional fees	20,480	15,656
Stock transfer and reporting costs	2,136	—
Consulting and management fees	—	5,000
Obligation related to non-timely filing of registration statement	—	44,325
Other	5,952	10,080

Total operating expenses	95,888	133,432

Operating loss	(95,888)	(133,432)

Other income (expense):
Interest and other income	3,733	7,982

Net loss before income taxes	(92,155)	(125,450)
Provision for income taxes	—	—

Net loss	$(92,155)	$(125,450)

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

During the three months ended March 31, 2004, our operations had advanced to the development and production of motion picture projects and we were in the pre-production phase on our first motion picture project titled Cloud 9.  During the three months ended March 31, 2004, we incurred salary and benefits expense of $58,371 for the management and administrative team put in place during 2004.  Legal and professional fees of $15,656 were incurred during the three months ended March 31, 2004 and were attributable to legal and auditing services incurred in conjunction with our public filings.  During the three months ended March 31, 2004, we paid a $5,000 consulting fee for services performed in relation to rewriting a script for a potential film project.  In December 2003, we concluded a private placement offering of common stock.  In conjunction with the offering, we agreed to register under the Securities Act of 1933 the common stock shares issued as a result of the private placement offering and to obtain effectiveness of the registration on or before July 14, 2004. As of March 31, 2004, due to the uncertainty of when our registration would become effective, we recorded a $44,325 obligation to security holders.  This obligation was reversed in June 2004 when we determined that the effectiveness of the registration was within the requirements of the private placement.  Other expenses of $10,080 were incurred during the three months March 31, 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During the three months ended March 31, 2005, we were in the post-production phase of Cloud 9 and in the pre-production and filming phases of our second motion picture project, The Hunt.  Our operational expenses were similar in nature to those incurred in 2004.  During the three months ended March 31, 2005, we incurred salary and benefits expense of $67,320, a $8,949 increase over 2004.  This increase is attributable to increased salaries for our President and our Chief Financial Officer.  Legal and professional fees of $20,480 were incurred during the three months ended March 31, 2005 and were attributable to legal and auditing services incurred in conjunction with our public filings.  We also incurred stock transfer and reporting costs of $2,136.  Other expenses of $5,952 were incurred during the three months March 31, 2005 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant. During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  Based upon our cash and cash equivalents at March 31, 2005 (that totaled $557,732) and the anticipated revenue from our motion picture projects, Cloud 9 and The Hunt, we anticipate that our cash requirements will be met for at least the next 12 months.

At March 31, 2005, we had working capital of $418,616.  Operating activities for the three months ended March 31, 2005, used net cash of $320,201.  We used cash as the result of a net loss of $92,155, which was reduced by depreciation and amortization of $1,216, a decrease in film deposits of $37,201 and an increase in accrued liabilities of $71,386.  Additional operating uses of cash included the costs we incurred in the production of our motion picture projects, Cloud 9 and The Hunt, totaling $337,849.  During the first three months of 2004, our operating activities used net cash of $433,515 as the result of a net loss of $125,450 that was offset by depreciation of $1,217 and a decrease in accrued liabilities of $35,404.  Additional operating uses of cash during the three months ended March 31, 2004, included the costs we incurred in the production of our motion picture project, Cloud 9, totaling $344,686.

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

Furthermore, we also similarly agreed to register (and maintain effective of the registration under the 1933 Act for the seven-year period) the 443,250 common stock shares underlying the placement agent warrants sold to the underwriter of our private placement offering, Viewtrade Financial, and 383,425 common stock shares issued pursuant to the one-year Financial Advisor Agreement to Viewtrade Financial.  In accordance with this obligation, we initially included these common stock shares in the registration statement that registered the private placement common stock shares and redeemable warrants; however, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to affiliates of Viewtrade Financial, elected to remove those shares from the registration statement.  These common stock shares are currently subject to a one-year agreement that does not permit sale or transfer except under very limited circumstances.  Although we have been informed by our legal counsel that the common stock shares other than those underlying the placement agent warrant may be sold without further restriction pursuant to Rule 144 as promulgated by the Securities and Exchange Commission, we intend to file a registration statement in accordance with this registration obligation during our 2005 second quarter.

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under an unwritten month-to-month lease arrangement, requiring monthly rental payments of $500.  The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that as of the date of this report there is no intent to terminate our occupancy of the office facilities.  Under Oklahoma law, termination of our month-to-month lease arrangement requires at least 30 days prior written notice.  In the event of this termination, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

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

Additional Financial Commitments

Other than our commitments discussed above, we do not have any capital commitments.  Although we do not have any commitments, we may enter into long-term lending arrangements during the next 12 months to provide additional working capital and fund additional movie project we desire to undertake.  In addition, we may receive additional funds from the exercise of outstanding warrants and stock options, the exercise of which is generally not within our control.

If our production activities are successful (of which there is no assurance) or movie production budgets increase, we may be required to increase overhead by hiring additional employees and increase our office facilities.  We anticipate that during the next 12 months we will not be required to increase the number of our employees or increase our office facilities.

We believe that our operations as a result of our motion picture projects, Cloud 9 and The Hunt, will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described under the caption “Additional Factors that May Affect Our Future Results” appearing under “Item 1. Description of Business” of our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 29, 2005, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None

(b)                                 On July 13, 2004, our Registration Statement (No. 333-111819) became effective under the Securities Act of 1933 for the resale of 2,955,000 common stock shares, 2,955,000 redeemable warrants and the 2,955,000 common stock shares for which the redeemable warrants are exercisable and 100,000 common stock shares underlying a stock option granted to E. Peter Hoffman.  The 2,955,000 common stock shares and 2,955,000 redeemable warrants were sold pursuant to our private placement offering that commenced in September 2003.  These common stock shares and redeemable warrants were offered in units consisting of one common stock share and one redeemable warrant for $1.00 each, resulting in gross proceeds of $2,955,000.  The placement agent received a 10% commission and a 3% non-accountable expense allowance of the gross proceeds for an aggregate of $384,150.  Additional offering expenses were $57,376 resulting in net proceeds of $2,513,474.  The following expenditures have been made from the net proceeds:

•                                          $2,077,194 for the costs of producing and deposits outstanding relating to our motion picture projects titled, Cloud 9 and The Hunt,

•                                          $392,929 for working capital, and

•                                          the balance has been invested in high grade, short-term interest bearing investments.

(c)                                  None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

31.1	Certification of John Simonelli, Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of John Simonelli, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/JOHN SIMONELLI
John Simonelli
Chief Executive Officer

Date: May 9, 2005

	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller

Date: May 9, 2005

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$557,732	$877,933
Film deposits	11,400	48,601

Total current assets	569,132	926,534

Fixed assets, net	19,974	21,190
Investment in films	2,565,794	2,227,945

Total assets	$3,154,900	$3,175,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued liabilities	$150,516	$79,130

Total current liabilities	150,516	79,130

Film obligations	500,000	500,000

Total liabilities	650,516	579,130

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,258,425 issued and outstanding	826	826
Paid-in capital	3,837,689	3,837,689
Deficit accumulated during development stage	(1,334,131)	(1,241,976)

Total shareholders’ equity	2,504,384	2,596,539

Total liabilities and shareholders’ equity	$3,154,900	$3,175,669

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Accumulated Deficit

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) to March 31,
	2005	2004	2005

Revenues	$—	$—	$13,391

Operating expenses:
Salaries and employee benefits	67,320	58,371	301,534
Legal and professional fees	20,480	15,656	130,774
Stock transfer and reporting costs	2,136	—	28,036
Film marketing	—	—	13,880
Consulting and management fees	—	5,000	794,535
Travel and entertainment	510	285	41,434
Obligation related to non-timely filing of registration statement	—	44,325	—
Other	5,442	9,795	64,175

Total operating expenses	95,888	133,432	1,374,368

Operating loss	(95,888)	(133,432)	(1,360,977)

Other Income (Expense):
Interest and other income	3,733	7,982	26,846

Net loss before provision for income taxes	(92,155)	(125,450)	(1,334,131)

Provision for income taxes	—	—	—

Net loss - deficit accumulated during development stage	$(92,155)	$(125,450)	$(1,334,131)

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.02)	$(0.22)

Weighted average number of common shares outstanding	8,258,425	8,208,425	6,094,768

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	8,208,425	$821	$3,790,944	$(846,119)

Sale of stock	25,000	2	21,748	—
Issuance of stock for legal services	25,000	3	24,997	—
Net loss	—	—	—	(395,857)

Balance, December 31, 2004	8,258,425	826	3,837,689	(1,241,976)

Net loss	—	—	—	(92,155)

Balance, March 31, 2005	8,258,425	$826	$3,837,689	$(1,334,131)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Inception (August 2001) to March 31,
	2005	2004	2005

Operating activities:
Net loss	$(92,155)	$(125,450)	$(1,334,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,216	1,217	6,718
Issuance of stock for legal services	—	—	25,000
Issuance of common stock to investment banking firm	—	—	383,425
Issuance of stock options to non-employee consultant	—	—	40,200
Changes in assets and liabilities –
Film deposits	37,201	—	(11,400)
Investment in films	(337,849)	(344,686)	(2,565,794)
Accrued liabilities	71,386	35,404	150,516

Net cash used by operating activities	(320,201)	(433,515)	(3,305,466)

Investing activities:
Purchase of fixed assets	—	—	(26,692)

Net cash used by investing activities	—	—	(26,692)

Financing activities:
Capital contributions	—	—	854,667
Sale of stock	—	—	2,535,223
Proceeds from film co-financing agreement	—	—	500,000

Net cash provided by financing activities	—	—	3,889,890

Net change in cash and cash equivalents	(320,201)	(433,515)	557,732

Cash and cash equivalents at beginning of period	877,933	2,953,159	—

Cash and cash equivalents at end of period	$557,732	$2,519,644	$557,732

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended March 31, 2005 and 2004

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

The Company has completed the production of its first motion picture project titled, Cloud 9 and completed the filming of its second motion picture titled, The Hunt.  The Company is in the post-production phase of Cloud 9 and is currently marketing both the domestic and foreign rights to the film.  The Company intends to produce and distribute additional films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

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

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended.  Operating results for the periods ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.

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

Consolidation – The accompanying consolidated financial statements include the accounts of GrayMark Productions, Inc. and its majority owned and controlled subsidiaries, with a provision for minority interests.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include GrayMark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”) and The Hunt, The Motion Picture LLC (“The Hunt”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, a variable interest entity, was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced.  At March 31, 2005, the Company has funded $2,347,643 of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.  The Hunt is 100% owned by the Company.

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

The Company has not yet determined the date or method of adoption.  If the Company were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, the Company estimates that there will be no stock-based compensation expense for the year ending December 31, 2005.  If the Company elects to adopt SFAS 123(R) using the modified retrospective method, it is permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If the Company elects to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the three months ended March 31, 2005, would not be impacted.

Note 2 – Investment in Films

	March 31, 2005	December 31, 2004

Completed and not released	$2,347,643	$2,217,945
In development	218,151	10,000

Total	$2,565,794	$2,227,945

Note 3 – Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represents 21% of the anticipated total cost of Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

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

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), entered into contingent compensation agreements with the director and certain cast members of Cloud 9 in the form of “net and gross profit participations” that are customary in the film industry.  These participations are typically based on the profit of a film after all production and distribution costs have been recouped (“gross participation”) or all production and distribution costs and overhead have been recouped (“net participations”).  A percentage of these “gross and net profits”, as negotiated between the participants, are paid out as contingent compensation for creative participants in a motion picture film.  The participations negotiated by the Production Company for Cloud 9 total 23.5% of which the Company’s interest in Cloud 9 is burdened by one-half of these net profit participations.  The Company’s residual profits interest in Cloud 9 is 30.6% after giving effect to the gross and net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements (see Note 5 – Film Obligations).

The Production Company also agreed to pay additional contingent bonuses to certain cast members when aggregate United States and Canada box office receipts as reported in Daily Variety reach various levels between $8,500,000 and $20,000,000.  The total contingent amounts that would be paid if box office receipts reach $20,000,000 is $300,000.

Note 5 – Capital Structure

In September 2004, the Company issued 25,000 shares of stock to the Company’s legal counsel for services rendered and fully performed.  The shares were valued at the fair value of the services received of $25,000.

Note 6 – Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2003	3,498,250	$1.86
Granted at market value	165,000	1.24
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2004	3,663,250	1.84
Granted at market value	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2005	3,663,250	$1.84

In September 2004, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $1.10.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan These became exercisable on January 1, 2005 and will expire on December 31, 2009.

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 3/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 3/31/05	Average Exercise Price

$1.00 to $2.00	3,663,250	3.6	$1.84	3,663,250	$1.84