Form 10QSB
period 2005-06-30
GRAYMARK PRODUCTIONS INC
filed 2005-08-12
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

Commission File Number: 000-50638

GRAYMARK PRODUCTIONS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2005, 8,258,425 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2005

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

Overview

We operated historically as a limited liability company, GrayMark Productions, L.L.C. that was formed in August 2001.  Since commencement of our operations in August 2001, we did not generated a material amount of revenue from operations until June 2005 when we generated $450,000 of revenue from our first motion film project, Cloud 9.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests in GrayMark Productions, L.L.C. exchanged their respective member interests in GrayMark Productions, L.L.C. for 4,870,000 shares of our common stock.  As a result of this exchange, GrayMark Productions, L.L.C. became a wholly-owned subsidiary of GrayMark Productions, Inc. and the plan of operation of GrayMark Productions, L.L.C. became that of GrayMark Productions, Inc.

We have completed production of our first motion picture project, Cloud 9, and have entered into licensing agreements covering the foreign and domestic distribution and broadcast rights to this motion picture.  In June 2005, we received a non-refundable advance of $450,000 from the domestic distribution licensee.  We have competed the filming and are in the post-production of our second motion picture film project, The Hunt, and are in pre-production of our third motion picture project, Surveillance.

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

Following our production of the movie, we intend to arrange for distribution through third-parties primarily into the domestic (United States and Canada) and international ancillary market (home video or pay and free television).  Depending upon our ability to obtain favorable distribution arrangements, which depends in many cases upon the distributor’s assessment of the movie’s revenue potential, a particular movie may be distributed in the domestic and international theatrical markets as well as the ancillary markets. As of the date of this report, we have not entered into any arrangements for the theatrical release of our produced and in-production motion pictures.  A substantial amount of time may elapse between our expenditure of funds in the production of a motion picture and the receipt of revenue from the motion picture.

Our produced movies will be distributed domestically pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Our foreign market distribution arrangements will be pursuant to sale or license of the international distribution rights to an unrelated third-party distributor for either a single up-front payment (in U.S. currency) without any retained participation in international source revenues or for the right to receive a percentage of gross receipts received by the distributor.  As of the date of this report, we have entered into domestic (United States and Canada) distribution arrangements covering our three motion picture projects and have entered into international distribution arrangements covering Cloud 9.

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

Recent Developments

Distribution of Cloud 9.  In conjunction with the production of Cloud 9, with the other producers of Cloud 9, we formed Out of the Blue Productions, LLC (the “Production Company”).  The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and as the broadcast rights (pay and free television, video on demand and pay-per-view) for Cloud 9.  Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received in June 2005 a non-refundable advance of $450,000 on our share of the net receipts from the domestic distribution of Cloud 9 that was distributed to us.  The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts.

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.

Furthermore, during June 2005, the Production Company entered in to a Sales Agency Agreement for the marketing of the broadcast rights (pay and free television, video-on-demand and pay-per-view) of Cloud 9 (“Broadcast Agreement”).  Pursuant to the Broadcast Agreement, the licensee is entitled to a fee equal to 20% of the gross receipts from broadcast of Cloud 9 on pay and free television, video-on-demand and pay-per-view after its recoupment of its distribution expenses.

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees.  Furthermore, our co-finance providers are entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which we have paid $450,000.  After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  In conjunction with the production of Cloud 9, the producers formed Out of the Blue Productions, LLC (the “Production Company”).  Our entitlement to distributions from the Production Company and the profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.

Post-Production of The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  We are currently in post-production of The Hunt.  We anticipate that the total production costs for The Hunt will be approximately $427,000.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.

Pre-Production and Filming of Surveillance.  During May 2005, we commenced the pre-production phase of our third motion picture project titled, Surveillance.  We anticipate completing the filming of this movie in August 2005.  We anticipate that our total production costs for Surveillance will be approximately $569,000.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance.

Output Agreement

In June 2005 we entered into an agreement providing Image Entertainment (“Image”) with the first-look right at the movies we produce (the “Output Agreement”).  Image will have a “first look” on all projects up to $2,000,000 that we undertake during the three-year period beginning on the date of delivery of The Hunt.  If Image were to choose not to become involved in a motion picture project, we have the right to produce and distribute the motion picture with another person without any further obligation to Image.  Image agreed to fund up to 50% of each production budget for mutually agreed upon motion picture projects.  This funding is payable in three installments:  20% of the approved the production budget through pre-production, 60% of through the physical shooting schedule, and 20% through the post production process.

For a term of 20 years, Image will have domestic distribution rights of each motion picture we co-produce with Image.  Image is entitled to receive a 25% distribution fee from gross domestic sales and a back-end profit participation from all sales after payment of the distribution fee.  In general, the back-end profit participation interest and ownership interest in each co-produced motion picture will be based upon Image’s funding of the budgeted share of production costs.  The actual back-end profit participation percentage shall be equal to the percentage Image funds of the motion picture project after recovery from sales of the mutually approved expenses.  Our joint exploitation of the broadcast rights with Image have been left to future negotiation.

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

We have not yet determined the date or method of adoption.  If we were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, we estimate that there will be no stock-based compensation expense for the year ending December 31, 2005.  If we elect to adopt SFAS 123(R) using the modified retrospective method, we are permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If we elect to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the three months ended June 30, 2005, would not be impacted.

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended June 30, 2005 and 2004.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$450,000	$—	$450,000	$—
Operating expenses:
Amortization of film costs	409,237	—	409,237	—
Film participation costs	4,167	—	4,167	—
Salaries and employee benefits	68,777	57,620	136,097	117,990
Legal and professional fees	22,833	59,163	43,313	74,818
Stock transfer and reporting costs	2,339	3,015	4,376	3,015
Film marketing	—	4,200	—	4,200
Consulting and management fees	—	5,000	—	10,000
Obligation related to non-timely filing of registration statement	—	(44,325)	—	—
Other	10,127	11,295	16,177	19,377

Total operating expenses	517,480	95,968	613,367	229,400

Operating loss	(67,480)	(95,968)	(163,367)	(229,400)

Other income (expense):
Interest and other income	1,059	3,391	4,791	11,374

Net loss before income taxes	(66,421)	(92,577)	(158,576)	(218,026)
Provision for income taxes	—	—	—	—

Net loss	$(66,421)	$(92,577)	$(158,576)	$(218,026)

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

During the three months ended June 30, 2004, our operations had advanced to the development and production of motion picture projects and we were in the filming phase on our first motion picture, Cloud 9.  During the three months ended June 30, 2004, we incurred salary and benefits expense of $57,620 for the management and administrative team put in place during 2004.  Legal and professional fees of $59,163 were incurred during the three months ended June 30, 2004 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  During the three months ended June 30, 2004, we paid a $5,000 consulting fee for services performed in relation to rewriting a script for a potential film project.  In December 2003, we concluded a private placement offering of common stock.  In conjunction with the offering, we agreed to register under the Securities Act of 1933 the common stock shares issued as a result of the private placement offering and to obtain effectiveness of the registration on or before July 14, 2004. As of March 31, 2004, due to the uncertainty of when our registration would become effective, we recorded a $44,325 obligation to security holders.  This obligation was reversed in June 2004 when we determined that the effectiveness of the registration was within the requirements of the private placement.  Other expenses of $11,295 were incurred during the three months ended June 30, 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During the three months ended June 30, 2005, we completed the negotiation of licensing agreements for the foreign, domestic and broadcast rights of Cloud 9.  We generated revenue of $450,000 in conjunction with the domestic licensing of Cloud 9.  Based on our estimate of the total ultimate revenue from Cloud 9, we amortized $409,237 of the film costs incurred on Cloud 9.  We were in the post-production phase of our second motion picture project, The Hunt and the pre-production phase of our third motion picture project, Surveillance.  Our operational expenses were similar in nature to those incurred in 2004.  During the three months ended June 30, 2005, we incurred salary and benefits expense of $68,777, a $11,157 increase over 2004.  This increase is attributable to increased salaries for our President and our Chief Financial Officer.  Legal and professional fees of $22,833 were incurred during the three months ended June 30, 2005 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  We also incurred stock transfer and reporting costs of $2,339.  Other expenses of $10,127 were incurred during the three months ended June 30, 2005 and were primarily comprised of expenses associated with the day-to-day operations of our corporate office.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

During the six months ended June 30, 2004, our operations had advanced to the development and production of motion picture projects and we were in the filming phase on our first motion picture project titled Cloud 9.  During the six months ended June 30, 2004, we incurred salary and benefits expense of $117,990 for the management and administrative team put in place during 2004.  Legal and professional fees of $74,818 were incurred during the six months ended June 30, 2004 and were attributable to legal and auditing services incurred in conjunction with our public filings.  During the six months ended June 30, 2004, we paid a $10,000 consulting fee for services performed in relation to rewriting a script for a potential film project.  We also incurred film marketing costs of $4,200 relating to the marketing of Cloud 9.  Other expenses of $22,392 were incurred during the six months ended June 30, 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During the six months ended June 30, 2005, we completed the negotiation of licensing agreements for the foreign, domestic and broadcast rights of Cloud 9.  We generated revenue of $450,000 in conjunction with the domestic licensing of Cloud 9.  Based on our estimate of the total ultimate revenue from Cloud 9, we amortized $409,237 of the film costs incurred on Cloud 9.  We were in the post-production phase of our second motion picture project, The Hunt and the pre-production phase of our third motion picture project, Surveillance.  Our operational expenses were similar in nature to those incurred in 2004.  During the six months ended June 30, 2005, we incurred salary and benefits expense of $68,777, a $11,157 increase over 2004.  This increase is attributable to increased salaries for our President and our Chief Financial Officer.  Legal and professional fees of $22,833 were incurred during the six months ended June 30, 2005 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  We also incurred stock transfer and reporting costs of $2,339.  Other expenses of $10,127 were incurred during the six months ended June 30, 2005 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant. During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  During June 2005, we received a $450,000 non-refundable advance on the domestic revenues of Cloud 9.  The $450,000 was subsequently used to reduce our co-finance liability on Cloud 9 from $500,000 to $50,000.  Based upon our cash and cash equivalents at June 30, 2005 (that totaled $222,895), the anticipated revenue from our motion picture projects, Cloud 9, The Hunt and Surveillance, and the proceeds from the sell of profits interests in The Hunt and Surveillance,  we anticipate that our cash requirements will be met for at least the next 12 months.

At June 30, 2005, we had working capital of $129,253.  Operating activities for the six months ended June 30, 2005, used net cash of $205,038.  We used cash as the result of a net loss of $158,576, which was reduced by depreciation and amortization of $2,432, amortization of film costs of $409,237, a decrease in film deposits of $48,601 and an increase in accrued liabilities of $14,512.  Additional operating uses of cash included the costs we incurred in the production of our motion picture projects totaling $521,244.  During the first six months of 2004, our operating activities used net cash of $2,355,072 as the result of a net loss of $218,026 that was offset by depreciation of $2,433 and a decrease in accrued liabilities of $48,179.  Additional operating uses of cash during the six months ended March 31, 2004, included the costs we incurred in the production of our motion picture project, Cloud 9, totaling $2,187,658.

Financing activities during the six months ended June 30, 2005, used $450,000 for the repayment of film co-financing agreements.  During the six months ended June 30, 2004, our financing activities generated $521,750 through the sale of stock of $21,750 and proceeds from film co-financing agreements of $500,000.

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

Furthermore, we also similarly agreed to register (and maintain effective of the registration under the 1933 Act for the seven-year period) the 443,250 common stock shares underlying the placement agent warrants sold to the underwriter of our private placement offering, Viewtrade Financial, and 383,425 common stock shares issued pursuant to the one-year Financial Advisor Agreement to Viewtrade Financial.  In accordance with this obligation, we initially included these common stock shares in the registration statement that registered the private placement common stock shares and redeemable warrants; however, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to affiliates of Viewtrade Financial, elected to remove those shares from the registration statement.  These common stock shares are currently subject to a one-year agreement that does not permit sale or transfer except under very limited circumstances.  Although we have been informed by our legal counsel that the common stock shares other than those underlying the placement agent warrant may be sold without further restriction pursuant to Rule 144 as promulgated by the Securities and Exchange Commission, we intend to file a registration statement in accordance with this registration obligation during the last half of 2005.

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

Additional Financial Commitments

Other than our commitments discussed above, we do not have any capital commitments.  Although we do not have any commitments, we may enter into long-term lending arrangements during the next 12 months to provide additional working capital and fund additional movie projects we desire to undertake.  In addition, we may receive additional funds from the exercise of outstanding warrants and stock options, the exercise of which is generally not within our control.

If our production activities are successful (of which there is no assurance) or movie production budgets increase, we may be required to increase overhead by hiring additional employees and increase our office facilities.  We anticipate that during the next 12 months we will not be required to increase the number of our employees or increase our office facilities.

We believe that our operations as a result of our motion picture projects, Cloud 9, The Hunt and Surveillance, will achieve profitability.  We provide no assurance that

•              we will be successful in implementing our business plan or

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

(b)           None

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

10.1

Home Video Rights Acquisition Agreement between Twentieth Century Fox Home Entertainment LLC and Registrant, dated as of February 24, 2005, incorporated by reference to Exhibit 10.27 of Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on June 15, 2005.

10.2

Standard Terms and Conditions – Home Video Rights Acquisition Agreement between Twentieth Century Fox Home Entertainment LLC and Registrant, dated as of February 24, 2005, incorporated by reference to Exhibit 10.28 of Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on June 15, 2005.

10.3	Letter agreement between Image Entertainment and Registrant, dated May 30, 2005.

10.4	Letter agreement between Image Entertainment and Registrant, dated July 14, 2005, amending the letter agreement dated May 30, 2005 to include the motion picture titled The Hunt.

10.5	Letter agreement between Image Entertainment and Registrant, dated July 14, 2005, amending the letter agreement dated May 30, 2005 to include the motion picture titled Surveillance.

10.6	The Sales Agency Agreement between Pinnacle Entertainment LLC and Out of the Blue Productions LLC, dated June 28, 2005.

31.1	Certification of John Simonelli, Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of John Simonelli, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/JOHN SIMONELLI
John Simonelli
Chief Executive Officer
Date: August 12, 2005
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: August 12, 2005

GRAYMARK PRODUCTIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2005 and
December 31, 2004

Condensed Consolidated Statements of Operations for the
Three Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Operations for the
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Shareholders’ Equity for the
Six Months Ended June 30, 2005

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$222,895	$877,933
Film deposits	—	48,601
Total current assets	222,895	926,534

Fixed assets, net	18,758	21,190
Investment in films	2,339,952	2,227,945
Total assets	$2,581,605	$3,175,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued liabilities	$93,642	$79,130
Total current liabilities	93,642	79,130
Film obligations	50,000	500,000
Total liabilities	143,642	579,130
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,258,425 issued and outstanding	826	826
Paid-in capital	3,837,689	3,837,689
Deficit accumulated during development stage	(1,400,552)	(1,241,976)
Total shareholders’ equity	2,437,963	2,596,539
Total liabilities and shareholders’ equity	$2,581,605	$3,175,669

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2005	2004

Revenues	$450,000	$—

Operating expenses:
Amortization of film costs	409,237	—
Film participation costs	4,167	—
Salaries and employee benefits	68,777	57,620
Legal and professional fees	22,833	59,163
Stock transfer and reporting costs	2,339	3,015
Film marketing	—	4,200
Consulting and management fees	—	5,000
Obligation related to non-timely filing of registration statement	—	(44,325)
Other	10,127	11,295

Total operating expenses	517,480	95,968

Operating loss	(67,480)	(95,968)

Other Income (Expense):
Interest and other income	1,059	3,391

Net loss before provision for income taxes	(66,421)	(92,577)

Provision for income taxes	—	—

Net loss	$(66,421)	$(92,577)

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	8,258,425	8,233,425

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Revenues	$450,000	$—

Operating expenses:
Amortization of film costs	409,237	—
Film participation costs	4,167	—
Salaries and employee benefits	136,097	117,990
Legal and professional fees	43,313	74,818
Stock transfer and reporting costs	4,376	3,015
Film marketing	—	4,200
Consulting and management fees	—	10,000
Other	16,177	19,377

Total operating expenses	613,367	229,400

Operating loss	(163,367)	(229,400)

Other Income (Expense):
Interest and other income	4,791	11,374

Net loss before provision for income taxes	(158,576)	(218,026)

Provision for income taxes	—	—

Net loss	$(158,576)	$(218,026)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	8,258,425	8,220,925

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	8,208,425	$821	$3,790,944	$(846,119)

Sale of stock	25,000	2	21,748	—
Issuance of stock for legal services	25,000	3	24,997	—
Net loss	—	—	—	(395,857)

Balance, December 31, 2004	8,258,425	826	3,837,689	(1,241,976)

Net loss	—	—	—	(158,576)

Balance, June 30, 2005	8,258,425	$826	$3,837,689	$(1,400,552)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Operating activities:
Net loss	$(158,576)	$(218,026)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,432	2,433
Amortization of film costs	409,237	—
Changes in assets and liabilities – Film deposits	48,601	—
Investment in films	(521,244)	(2,187,658)
Accrued liabilities	14,512	48,179

Net cash used by operating activities	(205,038)	(2,355,072)

Financing activities:
Sale of stock	—	21,750
Partial repayment of film co-financing agreements	(450,000)	—
Proceeds from film co-financing agreements	—	500,000

Net cash provided by (used by) financing activities	(450,000)	521,750

Net change in cash and cash equivalents	(655,038)	(1,833,322)

Cash and cash equivalents at beginning of period	877,933	2,953,159

Cash and cash equivalents at end of period	$222,895	$1,119,837

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended June 30, 2005 and 2004

Note 1 – Nature of Business

GrayMark Productions, Inc. (the “Company”) is organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as GrayMark Productions, L.L.C. (the “LLC”), all of the assets of which were recently acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company has completed the production of its first motion picture project titled, Cloud 9, completed the filming of its second motion picture titled, The Hunt and is in pre-production of its third motion picture project titled, Surveillance.  The Company has negotiated agreements for the marketing and distribution of all three films.  The Company intends to produce and distribute additional films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

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

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended.  Operating results for the periods ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.

Consolidation – The accompanying consolidated financial statements include the accounts of GrayMark Productions, Inc. and its majority owned and controlled subsidiaries, with a provision for minority interests.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include GrayMark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”) and Surveillance, The Motion Picture LLC (“Surveillance”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, a variable interest entity, was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced.  At June 30, 2005, the Company has funded $2,381,768 of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.  The Hunt and Surveillance are 100% owned by the Company.

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

The Company has not yet determined the date or method of adoption.  If the Company were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, the Company estimates that there will be no stock-based compensation expense for the year ending December 31, 2005.  If the Company elects to adopt SFAS 123(R) using the modified retrospective method, it is permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If the Company elects to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the three months ended June 30, 2005, would not be impacted.

Note 3 – Investment in Films

	June 30, 2005	December 31, 2004

Released, net of accumulated amortization	$1,994,546	$—
Completed and not released	310,051	2,217,945
In progress	24,855	—
In development	10,500	10,000

Total	$2,339,952	$2,227,945

Note 4 – Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represents 21% of the anticipated total cost of Cloud 9.  During June 2005, $450,000 was repaid to investors from the first proceeds from Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

Source of Funding	Original Amount	Remaining Balance

Greater than 5% shareholder	$250,000	$—
Company’s chairman and chief executive officer	100,000	50,000
A company 50% owned by the Company’s chief financial officer	100,000	—
Company shareholder	50,000	—

Total	$500,000	$50,000

Note 5 – Film Profit Participation and Contingent Compensation

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

Note 6 – Capital Structure

In September 2004, the Company issued 25,000 shares of stock to the Company’s legal counsel for services rendered and fully performed.  The shares were valued at the fair value of the services received of $25,000.

Note 6 – Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2003	3,498,250	$1.86
Granted at market value	165,000	1.24
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2004	3,663,250	1.84
Granted at market value	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2005	3,663,250	$1.84

In September 2004, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $1.10.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan These became exercisable on January 1, 2005 and will expire on December 31, 2009.

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 6/30/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 6/30/05	Average Exercise Price

$1.00 to $2.00	3,663,250	3.4	$1.84	3,663,250	$1.84

Note 7 – Subsequent Events

In July 2005, the Company entered into agreements for the domestic distribution of its motion picture projects titled The Hunt and Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, the Company sold 35% and 50% of the copyright interests in The Hunt and Surveillance, respectively, for amounts equal to 50% of the budgets for The Hunt and Surveillance.

In August 2005, the Company issued a promissory note (the “Note”) in the principal amount of $750,000.  The Note is secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Note bears interest at the rate of 8% per annum.

The Note will become due and payable on the first to occur of: (i) July 27, 2007 (the “Maturity Date”); (ii) the consummation of a Qualified Financing; or (iii) the continuation of and Event of Default, as defined, for more than 30 days following notice of the occurrence of an Event of Default.  Upon consummation of a Qualified Financing, the outstanding principal amount of the Note and all accrued and unpaid interest (collectively the “Note Balance”) will automatically convert into shares of equity securities of the Company equal to 120% of the Note Balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the equity securities into which the Note Balance converts may not exceed the equivalent of $1.10 per common stock share.  Qualified Financing refers to any equity financing pursuant to which the Company receives aggregate gross cash proceeds of $2,000,000 or more on or before the Maturity Date.

In conjunction with issuance of the Note, the Company and the holder of the Note entered into two common stock purchase warrant agreements, each evidencing warrants exercisable on or before August 5, 2010.  One agreement provides for the purchase of 250,000 common stock shares at $2.00 and the other agreement provides for the purchase of 250,000 common stock shares at $3.00.  In addition, the Company’s financial advisor was paid a fee of $75,000 for services rendered in conjunction with execution of the Note.