Form 10QSB
period 2005-09-30
GRAYMARK PRODUCTIONS INC
filed 2005-11-14
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 11, 2005, 8,279,151 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended September 30, 2005

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

Overview

We operated historically as a limited liability company, GrayMark Productions, L.L.C. that was formed in August 2001.  Since commencement of our operations in August 2001, we did not generate a material amount of revenue from operations until June 2005 when we generated $450,000 of revenue from our first motion film project, Cloud 9.  Effective August 18, 2003, pursuant to an exchange agreement, the owners of the member interests in GrayMark Productions, L.L.C. exchanged their respective member interests in GrayMark Productions, L.L.C. for 4,870,000 shares of our common stock.  As a result of this exchange, GrayMark Productions, L.L.C. became a wholly-owned subsidiary of GrayMark Productions, Inc. and the plan of operation of GrayMark Productions, L.L.C. became that of GrayMark Productions, Inc.

We have completed production of our first motion picture project, Cloud 9, and have entered into licensing agreements covering the foreign and domestic distribution and broadcast rights to this motion picture.  In June 2005, we received a non-refundable advance of $450,000 from the domestic distribution licensee.  We have competed the filming and are in the post-production of our second and third motion picture film projects, The Hunt, and Surveillance, and are in pre-production of our forth motion picture project, Soul’s Midnight.

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

•                                          instability of foreign economies and governments,

•                                          cultural barriers, and

•                                          wars and acts of terrorism.

Any of these factors could have a material adverse effect on our ability to sell the international distribution rights of any motion picture.

Recent Developments

Distribution of Cloud 9.  In conjunction with the production of Cloud 9, with the other producers of Cloud 9, we formed Out of the Blue Productions, LLC (the “Production Company”).  The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and as the broadcast rights (pay and free television, video on demand and pay-per-view) for Cloud 9.  Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received in June 2005 a non-refundable advance of $450,000 on our share of the net receipts from the domestic distribution of Cloud 9 that was distributed to us.  The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts.  We anticipate that Cloud 9 will be released in the domestic video market during January 2006.

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

Post-Production of The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  We are currently in post-production of The Hunt.  We anticipate that the total production costs for The Hunt will be approximately $430,000.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt.  As of September 30, 2005, we have received approximately $214,000 from the licensee under the terms of the agreement.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Post-Production of Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  We are currently in post-production of Surveillance.  We anticipate that our total production costs for Surveillance will be approximately $610,000.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance.  As of September 30, 2005, we have received $285,000 from the licensee under the terms of the agreement.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of The Hunt.

Pre-Production and Filming of Soul’s Midnight.  During September 2005, we commenced the pre-production phase of our fourth motion picture project titled, Soul’s Midnight.  We anticipate completing the filming of this movie in November 2005.  We anticipate that our total production costs for Soul’s Midnight will be approximately $650,000.

In October 2005, we entered into an agreement for the domestic distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 75% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 75% of the budget of Soul’s Midnight.

Convertible Note Financing

In August 2005, the Company issued a promissory note (the “Note”) in the principal amount of $750,000.  The Note is secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Note bears interest at the rate of 8% per annum.  Interest due on the note is payable quarterly and can be paid in cash or shares of Company stock.

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

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions used: weighted average risk free interest rate of 4.0%; no dividend yield; volatility of 78%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $244,776 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the life of the Note.

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

We have not yet determined the date or method of adoption.  If we were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, we estimate that there will be no stock-based compensation expense for the year ending December 31, 2005.  If we elect to adopt SFAS 123(R) using the modified retrospective method, we are permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If we elect to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the three months ended September 30, 2005, would not be impacted.

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended September 30, 2005 and 2004.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$—	$450,000	$—
Operating expenses:
Amortization of film costs	10,500	—	419,737	—
Film participation costs	—	—	4,167	—
Salaries and employee benefits	67,628	58,960	203,726	176,951
Legal and professional fees	13,010	3,100	56,324	77,918
Consulting and management fees	24,500	261	24,500	10,261
Stock transfer and reporting costs	2,349	2,762	6,724	5,777
Film marketing	—	6,000	—	10,200
Other	11,315	8,843	27,491	28,221
Total operating expenses	129,302	79,926	742,669	309,328
Operating loss	(129,302)	(79,926)	(292,669)	(309,328)
Other income (expense):
Interest and other income	3,450	2,551	8,241	13,926
Interest expense	(39,306)	—	(39,306)	—
Net other expense	(35,856)	2,551	(31,065)	13,926
Net loss before income taxes	(165,158)	(77,375)	(323,734)	(295,402)
Provision for income taxes	—	—	—	—
Net loss	$(165,158)	$(77,375)	$(323,734)	$(295,402)

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

During the three months ended September 30, 2004, our operations had advanced to the development and production of motion picture projects and we were in the filming phase on our first motion picture project titled Cloud 9.  During the three months ended September 30, 2004, we incurred salary and benefits expense of $58,960 for our management and administrative team.  Legal and professional fees of $3,100 were incurred during the three months ended September 30, 2004 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  We also incurred stock transfer and reporting costs of $2,762.  We incurred $6,000 in film marketing expenses relating the marketing of Cloud 9.  Other expenses of $8,843 were incurred during the three months ended September 30, 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During the three months ended September 30, 2005, the distributor of our first motion picture, Cloud 9, was planning and developing the marketing plan for Cloud 9.  We anticipate that Cloud 9 will be available for sale in domestic markets during the first quarter of 2006.  We were in the post-production phase on our second and third motion picture projects The Hunt and Surveillance.  We were in the pre-production phase of our fourth motion picture project titled Soul’s Midnight.  Our operational expenses were similar in nature to those incurred in 2004.  During the three months ended September 30, 2005, we incurred salary and benefits expense of $67,628, a $8,668 increase over 2004.

This increase is attributable to increased salaries for our President, Chief Financial Officer and production accountant.  Legal and professional fees of $13,010 were incurred during the three months ended September 30, 2005 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  We utilized investment banking related consulting services in the amount of $24,500.  We also incurred stock transfer and reporting costs of $2,349.  As of June 30, 2005, we had two film projects in progress that we had incurred $10,500 in costs that had been recorded as investment in films.  During the third quarter, management made the determination that these projects were no longer viable and as a result, the $10,500 investment in films was written-off as amortization of film costs.  Other expenses of $11,315 were incurred during the three months ended September 30, 2005 and were primarily comprised of expenses associated with the day-to-day operations of our corporate office.

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

During the nine months ended September 30, 2004, our operations had advanced to the development and production of motion picture projects and we were in the filming phase on our first motion picture project titled Cloud 9.  During the first nine months of 2004, we incurred salary and benefits expense of $176,951 for the management and administrative team put in place during 2004.  Legal and professional fees of $77,918 were incurred during the nine months ended September 30, 2004 and were attributable to legal and auditing services incurred in conjunction with our public filings.  During the nine months ended September 30, 2004, we paid a $10,000 consulting fee for services performed in relation to rewriting a script for a potential film project.  We incurred film marketing costs of $10,200 relating to the marketing of Cloud 9.  We also incurred stock transfer and reporting costs of $5,777.  Other expenses of $28,221 were incurred during the nine months ended September 30, 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During the nine months ended September 30, 2005, we completed the negotiation of licensing agreements for the foreign, domestic and broadcast rights of Cloud 9.  We generated revenue of $450,000 in conjunction with the domestic licensing of Cloud 9.  Based on our estimate of the total ultimate revenue from Cloud 9, we amortized $409,237 of the film costs incurred on Cloud 9.  As of June 30, 2005, we had two film projects in progress that we had incurred $10,500 in costs that had been recorded as investment in films.  During the third quarter, management made the determination that these projects were no longer viable and as a result, the $10,500 investment in films was written-off as amortization of film costs.  We were in the post-production phase of our second and third motion picture projects, The Hunt and Surveillance.  We were in the pre-production phase of our fourth motion picture project, Soul’s Midnight.  Our operational expenses were similar in nature to those incurred in 2004.  During the nine months ended September 30, 2005, we incurred salary and benefits expense of $203,726, a $26,775 increase over 2004.  This increase is attributable to increased salaries for our President, Chief Financial Officer and production accountant.  Legal and professional fees of $56,324 were incurred during the nine months ended September 30, 2005 and were attributable to legal and auditing services incurred in conjunction with our United States Securities and Exchange Commission registration and reporting.  We utilized investment baking related consulting services in the amount of $24,500. We also incurred stock transfer and reporting costs of $6,724.  Other expenses of $27,491 were incurred during the nine months ended September 30, 2005 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant. During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  During June 2005, we received a $450,000 non-refundable advance on the domestic revenues of Cloud 9.  The $450,000 was subsequently used to reduce our co-finance liability on Cloud 9 from $500,000 to $50,000.  Based upon our cash and cash equivalents at September 30, 2005 (that totaled $777,521), the anticipated revenue from our motion picture projects, Cloud 9, The Hunt and Surveillance, and the proceeds from the sell of profits interests in The Hunt and Surveillance,  we anticipate that our cash requirements will be met for at least the next 12 months.  In July 2005, we received $750,000 in proceeds from a convertible note payable.

At September 30, 2005, we had working capital of $690,081.  Operating activities for the nine months ended September 30, 2005, used net cash of $406,412.  We used cash as the result of a net loss of $323,734, which was reduced by depreciation of $3,649, amortization of film costs of $419,737, the issuance of stock for consulting services in the amount of $14,500, a decrease in film deposits of $44,101 and an increase in accrued liabilities of $6,810.  Additional operating uses of cash included the costs we incurred in the production of our motion picture projects totaling $524,948 and a prepaid loan fee of $68,322.  During the first nine months of 2004, our operating activities used net cash of $2,523,724 as the result of a net loss of $295,402 that was offset by depreciation of $3,650 and the issuance of stock for legal services in the amount of $25,000.  Additional operating uses of cash during the nine months ended September 30, 2004, included the costs we incurred in the production of our motion picture project, Cloud 9, totaling $2,148,748 and decrease in accrued liabilities of $1,308.

Financing activities during the nine months ended September 30, 2005, generated $300,000.  In June 2005, we used $450,000 for the repayment of film co-financing agreements and in July 2005, we received $750,000 from the issuance of a convertible note payable.  During the nine months ended September 30, 2004, our financing activities generated $521,750 through the sale of stock of $21,750 and proceeds from film co-financing agreements of $500,000.

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
Date: November 14, 2005
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: November 14, 2005

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$771,521	$877,933
Film deposits	4,500	48,601
Total current assets	776,021	926,534
Investment in films	2,333,156	2,227,945
Prepaid loan fees	68,322	—
Fixed assets, net	17,541	21,190
Total assets	$3,195,040	$3,175,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$85,940	$79,130
Total current liabilities	85,940	79,130
Convertible note payable	527,019	—
Film obligations	50,000	500,000
Total liabilities	662,959	579,130

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,268,425 issued and outstanding at September 30, 2005 (8,258,425 shares issued and outstanding at December 31, 2004)	827	826
Paid-in capital	4,096,964	3,837,689
Accumulated deficit	(1,565,710)	(1,241,976)
Total shareholders’ equity	2,532,081	2,596,539
Total liabilities and shareholders’ equity	$3,195,040	$3,175,669

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004

Revenues	$—	$—
Operating expenses:
Amortization of film costs	10,500	—
Salaries and employee benefits	67,628	58,960
Consulting and management fees	24,500	261
Legal and professional fees	13,010	3,100
Stock transfer and reporting costs	2,349	2,762
Film marketing	—	6,000
Other	11,315	8,843
Total operating expenses	129,302	79,926
Operating loss	(129,302)	(79,926)

Other Income (Expense):
Interest and other income	3,450	2,551
Interest expense	(39,306)	—
Net other income (expense)	(35,856)	2,551
Net loss before provision for income taxes	(165,158)	(77,375)
Provision for income taxes	—	—
Net loss	$(165,158)	$(77,375)
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.01)	(0.01)
Weighted average number of common shares outstanding	8,265,092	8,241,758

See Accompanying Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2005	2004

Revenues	$450,000	$—
Operating expenses:
Amortization of film costs	419,737	—
Film participation costs	4,167	—
Salaries and employee benefits	203,726	176,951
Legal and professional fees	56,324	77,918
Consulting and management fees	24,500	10,261
Stock transfer and reporting costs	6,724	5,777
Film marketing	—	10,200
Other	27,491	28,221
Total operating expenses	742,669	309,328
Operating loss	(292,669)	(309,328)
Other Income (Expense):
Interest and other income	8,241	13,926
Interest expense	(39,306)	—
Net other income (expense)	(31,065)	13,926
Net loss before provision for income taxes	(323,734)	(295,402)
Provision for income taxes	—	—
Net loss	$(323,734)	$(295,402)
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.04)	(0.04)
Weighted average number of common shares outstanding	8,260,647	8,227,869

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)

Issuance of stock for consulting services	10,000	1	14,499	—
Warrants issued with convertible note payable	—	—	244,776	—
Net loss	—	—	—	(323,734)

Balance, September 30, 2005	8,268,425	$827	$4,096,964	$(1,565,710)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Operating activities:
Net loss	$(323,734)	$(295,402)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,649	3,650
Amortization of film costs	419,737	—
Issuance of stock for consulting services	14,500	—
Issuance of stock for legal services	—	25,000
Interest expense allocated to warrants	21,795	—
Changes in assets and liabilities –
Film deposits	44,101	(106,916)
Investment in films	(524,948)	(2,148,748)
Prepaid loan fees	(68,322)	—
Accrued liabilities	6,810	(1,308)

Net cash used by operating activities	(406,412)	(2,523,724)

Financing activities:
Proceeds from convertible note payable	505,224	—
Proceeds from warrants issued with convertible note payable	244,776
Partial repayment of film co-financing agreements	(450,000)	—
Proceeds from film co-financing agreement	—	500,000
Sale of stock	—	21,750

Net cash provided by financing activities	300,000	521,750

Net change in cash and cash equivalents	(106,412)	(2,001,974)

Cash and cash equivalents at beginning of period	877,933	2,953,159

Cash and cash equivalents at end of period	$771,521	$951,185

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended September 30, 2005 and 2004

Note 1 – Nature of Business

GrayMark Productions, Inc. (the “Company”) is organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as GrayMark Productions, L.L.C. (the “LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company has completed the production of its first motion picture project titled, Cloud 9, completed the filming of its second and third motion pictures titled, The Hunt and Surveillance and is in pre-production of its fourth motion picture project titled, Soul’s Midnight.  The Company has negotiated agreements for the marketing and distribution of all four films.  The Company intends to produce and distribute additional films that are completed and marketed using smaller budgets than those of major studios.  Management believes that producing and distributing low- or modest-budget, commercially successful films will afford the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

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

The accompanying financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended.  Operating results for the periods ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.

Consolidation – The accompanying consolidated financial statements include the accounts of GrayMark Productions, Inc. and its majority owned and controlled subsidiaries.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include GrayMark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”) and Soul’s Midnight LLC (“Soul’s Midnight”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, a variable interest entity, was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced.  At September 30, 2005, the Company has funded $2,397,866 of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.  The Hunt, Surveillance and Soul’s Midnight are 100% owned by the Company.

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

Recently Issued Accounting Standards –

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

The Company has not yet determined the date or method of adoption.  If the Company were to adopt SFAS 123(R) on December 15, 2005 using the modified prospective method, the Company estimates that there will be no stock-based compensation expense for the year ending December 31, 2005.  If the Company elects to adopt SFAS 123(R) using the modified retrospective method, it is permitted to either retroactively restate only the 2005 interim periods or restate all prior periods.  If the Company elects to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the nine months ended September 30, 2005, would not be impacted.

Note 3 – Investment in Films

	September 30, 2005	December 31, 2004

Released, net of accumulated amortization	$2,010,647	$—
Completed and not released	130,422	2,217,945
In progress	192,087	—
In development	—	10,000

Total	$2,333,156	$2,227,945

The Company estimates that 100% of the unamortized investment in films at September 30, 2005 will be amortized within the next three years.  Approximately $1,293,000 of film costs are expected to be amortized during the next twelve months.  None of the accrued participation liabilities included in accounts payable and accrued liabilities are expected to be paid during the next twelve months.

Note 4 – Convertible Note Payable

In August 2005, the Company issued a promissory note (the “Note”) in the principal amount of $750,000.  The Note is secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Note bears interest at the rate of 8% per annum.  Interest due on the note is payable quarterly and can be paid in cash or shares of Company stock.

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

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions used: weighted average risk free interest rate of 4.0%; no dividend yield; volatility of 78%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $244,776 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the life of the Note.

In addition, the Company’s financial advisor was paid a fee of $75,000 for services rendered in conjunction with execution of the Note.  The fee was recorded as a prepaid loan fee and will be amortized over the life of the Note.

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

In July 2005, the Company entered into agreements for the domestic distribution of its motion picture projects titled The Hunt and Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, the Company sold 35% and 50% of the copyright interests in The Hunt and Surveillance, respectively, for amounts equal to 50% of the budgets for The Hunt and Surveillance.  The Company’s subsidiaries, The Hunt and Surveillance entered into contingent compensation agreements with the director, casting company and others in the form of “net profit participations”.  The net participations negotiated for The Hunt and Surveillance total 7% and 8%, respectively.

Note 7 – Capital Structure

In August 2005, the Company issued 10,000 shares of stock for consulting services to be performed over a 12 month period.  Due to the nature of the consulting services being performed, the Company was not able to establish verifiable output measures of the actual services to be performed over the life of the agreement.  Accordingly, the Company increased paid-in capital and consulting fees for the period ended September 30, 2005, by the market value of the shares issued, $14,500.

In September 2004, the Company issued 25,000 shares of stock to the Company’s legal counsel for services rendered and fully performed.  The shares were valued at the fair value of the services received of $25,000.

Note 8 – Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2003	3,498,250	$1.86
Granted at market value	165,000	1.24
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2004	3,663,250	1.84
Granted at market value	500,000	2.50
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2005	4,163,250	$1.92

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 9/30/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 9/30/05	Average Exercise Price

$1.01 to $2.00	3,913,250	3.2	$1.85	3,913,250	$1.85
$2.01 to $3.00	250,000	4.8	$3.00	250,000	$3.00

Total outstanding	4,163,250	3.3	$1.92	4,163,250	$1.92

Note 9 – Subsequent Events

In October 2005, the Company issued 10,726 shares of common stock to pay accrued interest due, as of September 30, 2005, under the Company’s convertible note payable.

In October 2005, the Company issued a second promissory note (the “Note”) in the principal amount of $750,000.  The Note is secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Note bears interest at the rate of 8% per annum.

The Note will become due and payable on the first to occur of: (i) October 25, 2007 (the “Maturity Date”); (ii) the consummation of a Qualified Financing; or (iii) the continuation of and Event of Default, as defined, for more than 30 days following notice of the occurrence of an Event of Default.  Upon consummation of a Qualified Financing, the outstanding principal amount of the Note and all accrued and unpaid interest (collectively the “Note Balance”) will automatically convert into shares of equity securities of the Company equal to 120% of the Note Balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the equity securities into which the Note Balance converts may not exceed the equivalent of $1.10 per common stock share.  Qualified Financing refers to any equity financing pursuant to which the Company receives aggregate gross cash proceeds of $2,000,000 or more on or before the Maturity Date.

In conjunction with issuance of the Note, the Company and the holder of the Note entered into two common stock purchase warrant agreements, each evidencing warrants exercisable on or before October 25, 2010.  One agreement provides for the purchase of 250,000 common stock shares at $2.00 and the other agreement provides for the purchase of 250,000 common stock shares at $3.00.  In addition, the Company’s financial advisor was paid a fee of $75,000 for services rendered in conjunction with execution of the Note which will be amortized over the term of the Note.