Form 10KSB
period 2005-12-31
GRAYMARK PRODUCTIONS INC
filed 2006-03-24
CIK 1272597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenue for the year ended December 31, 2005:  $450,000.

The aggregate market value of the issuer’s common stock, $.0001 par value, held by non-affiliates of the issuer as of March 21, 2006, was $3,651,683 based on the highest bid price of $0.90 on that date as reported by the OTC Bulletin Board.

As of March 21, 2006, 8,310,425 shares of the issuer’s common stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

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

Since commencement of our operations in August 2001, 2005 is the first year that we received significant revenue ($450,000) from our motion picture productions.  In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  We have competed the filming and are in the post-production of our second, third and fourth motion picture film projects, The Hunt, Surveillance, and Soul’s Midnight.

The Motion Picture Industry

General.  The movie industry generally consists of two principal activities, production and distribution.  Production encompasses the development, financing and creation of feature-length movies.  Distribution entails the promotion and marketing of movies in the various media markets, including theatrical, home video and television presentation.  We initially will acquire developed or “packaged” films from third parties, rather than retain and employ personnel to develop films for our production.  Furthermore, our movies will be distributed pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies.  Our approach to acquisition, production, and distribution is to balance our financial risks against the probability of commercial success of each movie project.

With the advent of cable and satellite television and the accompanying increase in the number of available broadcast channels, including the offering of pay-per-view movies and the premium channels, and development of the home video market, the demand for motion pictures has dramatically expanded in recent years. According to the Motion Picture Association of America, or MPAA, overall domestic box office revenue increased 1% to $9.5 billion in 2004 from 2003.  The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance.  The MPAA reports that total domestic box office revenues grew more than 25% from 2000 to 2004, and annual attendance grew from 1.4 billion to over 1.5 billion over the same period.

Competition.  Competition for the viewing audience is intense.  Our competitors include the diversified major studios, the less diversified studios and other independent producers, as well as independent distributors.

Major studios have historically dominated the motion picture industry from financing through production and distribution. The term major studios is generally regarded in the entertainment industry to include:  Universal Pictures, which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment, Fine Line Features and Warner Independent Pictures; Twentieth Century Fox, which includes Searchlight Pictures; Sony Pictures Entertainment, which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures and Sony Classics; Paramount Pictures, which includes Paramount Classics; The Walt Disney Company, which includes Buena Vista, Hollywood Pictures, Touchstone and Miramax Film Corp.; and MGM, which includes Metro Goldwyn Mayer Pictures and United Artists Pictures. Competitors less diversified than the major studios include Dreamworks SKG, Alliance Atlantis, Artisan Entertainment and IFC Entertainment. The majors produce and distribute most of the largest box office grossing theatrical movies.  The independent movie production companies include Magnolia Pictures, Artisan Entertainment, Lions Gate Entertainment, Sundance Film Series, First Run Features, Strand Releasing, NewMarket, Palm Pictures and Shadow Distribution.

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

According to the MPAA, the average cost to produce and distribute a major studio film in 2004 was $98.9 million, including $63.6 million of production costs and $34.4 million of distribution and marketing expenses (sometimes called “print and ad costs”).  In comparison, films released by independent studios typically cost less than $30 million to produce and $10 million to market for a total of $40 million.  Within the motion picture industry, these films would be considered low-budget films.  Despite the limited resources available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years.

The independent production companies generally rely on the majors, the less diversified studios and independent distributors to distribute their movies and obtain financing from banks and private investors in addition to the majors, less diversified studios and independent distributors.

Phases of Prerelease Production

There are four phases of movie making prior to release, beginning with development and progressing through pre-production, principal photography, and post-production.  Each phase involves artistic and creative contributions to the resulting movie and each presenting a variety of challenges that may impact the movie’s success.

Development Phase.  The development phase begins with a movie producer employed by a studio or an independent film production company or as the producer’s independent development project.  The producer typically develops a storyline or acquires the rights to a novel, a story or original screenplay, often on an “option” basis.  Under this option arrangement, the producer makes a installment payment of the purchase price and undertakes to pay the balance before or during the production phase.  The screenplay is developed based on the acquired novel or storyline.  Once the screenplay is developed, creative personnel (the director and leading and supporting actors) commitments are obtained and production schedules and budgets are prepared.  Production financing of the movie is generally secured by the producer through arrangements with the studio or other sources including independent film production companies, banks and other lending institution, or private investors.  The development phase may be short-term or extend over a number of years.

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

Censorship and Ratings.  Movies are subject, both domestically and internationally, to review by censorship and rating boards that oversee the content of the movies distributed within their respective countries.  MPAA reviews and rates movies distributed in the United States to provide the viewing audience a guide to the nature and maturity of the movie content.  There are five rating levels, G for general audiences, PG for parental guidance suggested, PG-13 for parents strongly cautioned, R for restricted and NC-17 for no one 17 and under admitted.  During 2004, of the movies rated by MPAA, 58% were rated R, 12% were rated PG-13, 21% were rated PG, and 7% were rated G.

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

Distribution Costs

Theatrical distributions costs are comprised of two principal elements, the cost of duplicating the movie (generally referred to as “print costs”) and promoting and advertising costs (generally referred as “ad costs”).  These combined costs are referred to as “print and ad costs.”  The print and ad cost of distribution depends upon the number of screens the movie will initially be exhibited, whether a wide or limited release.  Advertising costs include promotion through theatrical trailers, ads (magazine and television), billboards, websites, press releases, film festivals, interviews, celebrity appearances and premieres.  The promotion and advertising budget is typically correlated to the expected number of screens on which the movie will initially be exhibited.  After initial release, the distributor may continue to advertise the movie as releases into additional distribution channels or media occurs.

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

Revenue Sharing

The revenue generated by a movie is shared at the various stages beginning at exhibition followed by distribution, production personnel (directors, writers, actors and other creative talent) and lastly the producer and production company.

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

Home Video Market – Distributors generally do not share revenues from the rental of movies, rather the distributor sells copies of the movies (video cassettes and DVDs) to the retailers for a fixed amount.  However, recently, with respect to certain movies, the retailers have entered into revenue sharing arrangements under which the retailer pays a smaller fixed amount for copies of the movies and the distributor receives a percent of the rental income (generally less than 25%).  Regardless of the arrangement with retailers, the revenue generated in the home video market correlates to the movie’s box office performance in those cases.

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

Distributor’s Costs and Fees.  Typically from first revenues received by a distributor, by agreement with the production company, the distributor is entitled to

•                                          recover the costs of duplicating the movie and its advertising and promotion (subject to an agreed maximum amount),

•                                          recover the up-front fee paid (if any) to the independent production company for the distribution rights, and

•                                          retain an agreed percent of the movie’s revenue as a revenue-based distribution fee.

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

Home Video

Growth in this sector has been supported by increased DVD penetration that reached 59.7% in 2004 up from 43.1% in 2003, according to the MPAA.  Declining prices of DVD players, enhanced video and audio quality and special features such as deleted scenes, film commentaries and “behind the scenes” footage have helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years.

For the home video market, the distributor sells video copies of a film in the form of video cassettes or DVDs to retailers.  Retailers then rent these units to consumers. Traditionally, retailers retain all of the rental revenue of a film. Recently some distributors have adopted a strategy known as revenue sharing, where they sell video units of a film to retailers at reduced prices in exchange for the right to receive a portion of the rental revenues (generally less than 25%).

Television Programming

Increased capacity for channels on upgraded digital cable systems and satellite television has precipitated the launch of numerous new networks seeking programming to compete with traditional broadcast networks.

International Markets

Worldwide demand for North American filmed content has increased in recent years.  According to the MPAA, international box office receipts in 2004 were $25.2 billion, a 24% increase from 2003.  The ability to pre-sell international distribution rights for films produced by independent studios has played a key role in helping these studios finance the production of motion pictures.

Residual Ownership

Distribution licenses of movies are generally for a specific number of years (10 or more years) and may be licensed in perpetuity.  In most instances, movie ownership remains with the production company that employed the creative talent (writers, directors, producers, camera operators, editors, etc.) to produce the movies.  Generally, pursuant to the agreements with the creative talent personnel, ownership of the movies produced belongs to the production company, although the creative talent personnel may have rights to share in the revenues of the movies as part of their employment arrangement with the production company.

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

•                                          By relying on third-party distributors to market our films, we have very limited control over distribution.  Regardless of our success in negotiating a favorable distribution agreement, a distributor may release the film in a very limited number of theaters, devote limited resources marketing and promoting the film, withdraw the film from theaters prematurely, or even choose not to release the film into exhibition.

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

•                                          Because we have a very limited film production history, other independent production companies may have a competitive advantage or leverage with distributors by being able to offer multiple films for sale to distributors.  Distribution companies typically offer more favorable financial terms to companies that have the proven ability to produce multiple films, because the distributor expects to be offered additional films to distribute.

•                                          While we expect to have certain audit rights to verify exhibition revenues received by our North American distributors, distributors are often in a position, if they so choose, to account for revenues in a manner that understates or fails to accurately account for revenues, or they may fail to maintain appropriate accounting records, making it difficult to determine a producer’s actual share of revenues upon audit.  Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even movie-to-movie.  This type of audit will not be within the normal course of our operations. Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of our exhibition revenues or that audits will result in increases in the revenues that justify the associated audit costs.

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

•                                          quantity and popularity of other films and leisure activities available to movie goers at the time of release of our produced movies,

•                                          exhibition competition at movie theaters, through video retailers, on cable television and through other forms or channels of distribution and viewing, and

•                                          inability to obtain distribution in all media channels.

Furthermore, regardless of the financial success of a produced movie, a substantial amount of time may elapse between our expenditure of funds and the receipt of revenues, if any, from our motion pictures.  For example, we commenced production of Cloud 9, our first movie, in January 2004 at an approximate cost of $2.4 million.  Cloud 9 was not released in the domestic DVD market until January 2006.  Also, as our production activities or production budgets increase, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks with respect to each produced movie.

Actual motion picture production costs often exceed budget, sometimes substantially.  The budgeted production costs of Cloud 9 were $2.0 million and total production costs exceeded the budget by about $0.4 million or 20%.  The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control.  Death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production.

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

We anticipate primarily producing English language motion pictures intended for theatrical, video, pay-per-view, and television (cable, satellite and network broadcast) that have production budgets of $250,000 to $3 million (within this report these motion pictures are referred to as “low-budget motion pictures” or “low-budget films”).  We initially anticipated producing motion pictures that had production budgets of $2 million to $5 million, but based on the production of our first two motion pictures, we believe that a range of $250,000 to $3 million is appropriate.

We generally acquire movies for production that are in the development phase, generally to the point that the initial screenplay has been written, and that are low-budget films and then arrange for distribution through third-parties primarily into the domestic and international theatrical markets and possibly into the ancillary markets (home video and television).

Movie Types.  It is expected that our movies will have a PG rating, a PG-13 rating or an R rating and, accordingly, will target the teenager and adult-viewing markets, and will be characterized as comedy, drama, comedy-drama, suspense, horror, adult, romance, or mystery.

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

We may be required to revise the movie resulting in additional and unbudgeted costs to obtain the desired rating classification or to remove the objectionable elements of the movie.  Even following revision of the movie, the release in certain jurisdictions may be denied.  These events may result in release and distribution delays and adversely affect the commercial success of the movie.

Production Experience and Process

Although we have only completed the production of four motion pictures, our production team (Harry G. “Gray” Frederickson, Fred Roos and George “Fritz” Kiersch) has developed a track record for producing large and modestly budgeted films with commercial success.  See “Item 9.  Directors and Executive Officers of Registrant.”  We do not intend to employ screenplay writers or employ full-time pre-production creative personnel.  We will only acquire film projects that at least have written screenplays in the development phase, and may already have production commitments from directors, lead and supporting actors and other creative talent and a preliminary production schedule and budget.  These types of projects are referred to in this report and known as “packaged film projects” within the motion picture industry.

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

The decision whether to “greenlight” or proceed with production of a film is a diligent process.  Generally, each film project will be presented to our board of directors for consideration.  We will typically seek to mitigate the financial risk associated with film production by

•                                          negotiating arrangements for the sharing of production costs and producer revenues, similar to the Investor Agreement for the production of Cloud 9 and the Output Agreement with Image Entertainment (see “Item 6. Management’s Discussion and Analysis or Plan of Operation”),

•                                          selling international distribution rights to international distributors before completion of film production, and

•                                          structuring compensation arrangement with talent that provide for them to participate in the financial success of the motion picture (through revenue sharing) in exchange for reducing up-front compensation or payments.

Furthermore, we may become involved in the development, acquisition, and production of television projects in the movie-of-the-week and mini-series formats.  However, we do not intend to pursue these types of projects in the near term.

Distribution.  Although we have not previously released a movie into theatrical distribution, our motion pictures may be distributed in the domestic theatrical market and to a much lesser extent in the international theatrical market and the ancillary markets.  The prediction of the financial success of a movie in any market is difficult or maybe impossible to predict with accuracy.  Because a movie’s performance in the ancillary markets (home video and pay and free television) is often directly related to the movie’s box office performance, poor box office results may negatively affect future revenue streams outside the theatrical market.  Even if one of our movies achieves financial success in the theatrical markets, revenues from the ancillary market may not be substantial.

Production costs and theatrical marketing costs are rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices.  As a consequence, we currently dependent on the ancillary market for the financial performance of our movies.  In the event one of our movies theatrically released is not successful or only moderately successful in theatrical distribution, the revenue potential of the movie in the ancillary market may not exist or may not be substantial.

The motion pictures we produce will be distributed by third-party distributors and we will not directly engage in film distribution.  As in the case of Surveillance and Soul’s Midnight, we may engage in preliminary negotiations with distributors on a pre-production basis with the intent of determining the interest of distributors in distributing the particular film and its potential target audience appeal when released.  The favorable or unfavorable reaction of the distributors to the film project may influence whether we proceed with production or elect not to acquire and participate in production of the particular film project.  We expect to enter into distribution arrangements that require the distribution company to pay the expenses and costs of distribution, including print and ad costs.

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

We expect to distribute our productions to the international marketplace through third parties.  These distribution arrangements will involve the sale of the film’s distribution rights to the distributor, most likely on a worldwide basis with the exception of North America.  With respect to some of our films, we may sell the international distribution rights prior to completion of the film’s production (within in the movie industry referred to as “pre-sold”). Any revenues for pre-sold distribution rights will be used to pay a portion (possibly a significant portion) of the film’s production costs.  As mentioned above, we have not entered into any negotiations for the sale of the international distribution rights on a pre-sold basis.

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

Because we have a very limited movie production history and financial performance, and have very limited capital resources, we are at a competitive disadvantage within the movie industry.  This competitive disadvantage may adversely affect the financial performance of our movies.

Oversupply of Movies.  The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office and ancillary market sales receipts and make it more difficult for our films to succeed commercially.  Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest.  For this reason, and because of our more limited production and advertising budgets, we do not plan to release our films during peak release times, which may also reduce our potential revenues for a particular release.

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

Intellectual Properties

As of the date of this report, the intellectual property rights we have relate to our interest in the movies Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  We expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific countries (outside of North America) and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not afford copyright and trademark protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or certain portions, which if distributed in domestic market could reduce our revenues and adversely affect the financial performance of the movie.

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

Employees

As of the date of this report, we have three full-time employees (our president, a production assistant and an administrative assistant) and two employees that are required to devote the necessary time and attention to the duties and responsibilities assigned to them.  One of these employees, John Simonelli (our chief executive officer), has been very involved in the production of all of our movies and devoted his full time and attention (more than 40 hours per week) to the production activities of Graymark Productions, Inc. since the beginning of 2004.

The other employee, our chief financial officer, devotes not less than 16 hours per week to his responsibilities and duties at Graymark Productions, Inc.  Because of the work required in connection with this filing and the required financial information, including audited financial statements for 2005, the reporting to the U.S. Securities and Exchange Commission and compliance with The Sarbanes-Oxley Act of 2002, he has been devoting substantially more hours than 20 hours per week to his duties and responsibilities at Graymark Productions, Inc.

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

Our employees are not represented by a labor union.  However, in connection with the production of our motion pictures, we will employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements.  The collective bargaining agreement with the Writers Guild of America was successfully renegotiated and became effective as of November 1, 2004 for a term of three years.  The collective bargaining agreements with the Screen Actors Guild and Directors Guild of America were each successfully renegotiated and became effective as of July 1, 2005 for a term of three years.  Our productions may also employ members of a number of other unions, including the International Alliance of Theatrical and Stage Employees, and the Teamsters.  A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.  A union related halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures that could have a material adverse effect on our business, results of operations or financial condition.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies.  Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success.  Many of the factors are not within our control.  We provide no assurance that one or more of these factors will not:

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

We have incurred substantial losses and such losses may continue which will increase our accumulated deficit.

Since commencement of the operations of GrayMark Productions, L.L.C. in August 2001, we have incurred substantial operating losses.  Our losses from operations have resulted in an accumulated deficit at December 31, 2005, of $1,793,162.  There may be a substantial increase in the level of our operating expenses during 2006 and possibly longer, resulting in an increase in our accumulated loss.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”  As is the case with all motion picture projects, we will be required to make significant expenditures in the development and production of our motion pictures and may not realize revenue from these motion picture projects for a substantial period.  Consequently, we anticipate continuing to incur significant and increasing losses in the foreseeable future until the time, if ever, that we are able to generate sufficient revenues to support our operations.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock and the redeemable warrants.  Other than four motion pictures we have filmed, we have not previously completed the development and production of a motion picture.  We began the distribution of Cloud 9 in January 2006 and are in post-production of our other three motion pictures.  We received $450,000 in revenue from Cloud 9 in the form of a non-refundable advance on the domestic home video receipts.  We are confronted with the risks inherent in a start-up company, including difficulties and delays in connection with commencement of our motion picture projects, operational difficulties and our potential under-estimation of movie production and corporate administrative costs.

We may not obtain profitability which may require suspension of our operations, seek a merger partner or obtain additional equity capital that may be dilutive to our shareholders.

We cannot provide any assurance that

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

The acquisition, production, and distribution of motion pictures requires a significant amount of capital resources.  A substantial amount of time may elapse between our expenditure of funds and the receipt of revenues from our motion pictures.  Although we intend to take measures to reduce the risks of our production exposure, there is no assurance that we will be able successfully to implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures.  As our production activities or production budgets increase, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks.

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

Our business model requires that we be efficient in production of our motion pictures.  Actual motion picture production costs often exceed their budget, sometimes substantially.  The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control.  Risks including death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production.  If a motion picture production incurs substantial budget overruns, we may be required to seek additional financing from outside sources to complete production.  We make no assurances regarding the availability of such financing on terms acceptable to us.

In addition, if a motion picture production incurs substantial budget overruns, there is no assurance that we will recoup these costs.  Increased costs incurred with respect to a particular film may result in the delayed release of the motion picture at the intended time and potentially the postponement to a less favorable time, all of which could cause a decline in box office revenue and the overall financial success of the movie.  Budget overruns could also prevent a movie from being completed or released.

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

Rises in production and distribution costs at a rate faster than ancillary market (home video and cable television exhibition) revenues and theatrical admissions and ticket prices may adversely affect the financial performance of any movie we produce.

We expect that the domestic and international ancillary markets (home video and television) will be the distribution markets of any movie we produce.  The prediction of the financial success of a movie in any market is difficult or maybe impossible to predict with accuracy.

Because production costs and distribution costs are rising at a faster rate than increases in domestic admissions to movie theaters and admission ticket prices, we are primarily dependent on the ancillary markets for the financial performance of our movies.  In the event a movie project is released theatrically and is unsuccessful or only moderately successful in theatrical distribution, the revenue potential in the ancillary market may not exist or may not be substantial. Also, in the event of theatrical release, in most cases the ancillary market revenue will serve as a source for recovery of the theatrical distributor’s distribution costs.  Thus, in the event of a theatrical release, we may not depend on the ancillary market to contribute significantly to the financial success of any movie we produce and release theatrically.

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

Results of operations in future years will be affected by our amortization of our film costs.  Periodic adjustments in amortization rates may significantly affect these results.  In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual movie. These accounting principles and methods and their impact on operating results may further contribute to the market volatility of our common stock and redeemable warrants, if and when a market develops.

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

In addition, because a motion picture’s performance in ancillary markets, including home video and pay and free television, is often directly related to its box office performance, poor box office results may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We provide no assurances that our motion pictures will obtain favorable reviews or ratings, that our motion pictures will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our motion pictures. The failure of one of our movies to generate sufficient revenue to recoup our production and other invested costs will result in an operating loss that may be substantial.  If the loss were to be substantial, we may be required to curtail or suspend our movie production activities for lack of financial resources which could ultimately result in the holders of our common stock and redeemable suffering a loss of investment in our common stock and redeemable warrants.

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

Although we do not have any experience related to auditing distributors’ revenue accounting, we anticipate that the costs associated with this type of audit may be substantial and may vary significantly from distributor-to-distributor and even movie-to-movie.  Therefore, there is no assurance that, in all cases, we will be able to obtain an accurate accounting of our exhibition revenues or that accounting audits of revenue will result in increases in the revenue that justify the associated audit costs.  Our failure to receive our share of exhibit revenues or incurring substantial costs to determine accurately our revenue share may adversely affect the financial success of the motion picture and recovery of our invested costs in the motion picture.

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

The motion pictures to be produced by us generally will utilize actors and directors (and possibly writers) who are members of the Screen Actors Guild and Directors Guild of America (and Writers Guild of America), respectively, pursuant to industry-wide collective bargaining agreements.  Also, many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, and the Teamsters.  A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.

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

The number of motion pictures released by our competitors may create an oversupply of product in the market and make it more difficult for our films to succeed commercially.  Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest.  For this reason, and because of our more limited production and advertising budgets, we do not plan to release our films during peak release times, which may also reduce our potential revenues for a particular release.

Moreover, we cannot guarantee that we can release all of our films initially as scheduled.  In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio or other competitor may force us to alter the release date of a film because we cannot always compete with a competitor’s larger promotion campaign.  A release date change could adversely impact a film’s financial performance.  In addition, if we cannot change our schedule following a change by a major studio or other competitor because we are too close to the release date, our competitor’s release utilizing the typically larger promotion and advertising budget may adversely impact the financial performance of our movie.

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

Our success depends to a significant degree upon the efforts, contributions and abilities of our management.  Although we have employment agreements with Gray Frederickson and John Simonelli, there is no assure that the services of Messrs. Frederickson and Simonelli and our other key personnel will continue to be available to us.  The loss of services of Messrs. Frederickson and Simonelli and other key employees could have a material adverse effect on our ability to continue our motion picture production activities.

In the production phase of our motion pictures we will utilize skilled creative and production personnel on a contract basis, including cinematographers, editors, costume designers, set designers, sound and lighting technicians, and actors.  We expect to hire qualified personnel to provide these services; however, we may be unable to retain the desired quality of production personnel on acceptable terms, on a timely basis, or otherwise.  This may result in delayed production or reduce the quality of the motion picture that may consequently impair the revenue potential of the movie.  Further, the personnel hired may be members of unions and guilds that may restrict our ability to terminate unsatisfactory or non-performing personnel under existing union or guild contracts and regulations.  This could result in delay of production and release of our motion pictures and significantly increase our production costs, any of which could adversely affect the financial performance of any movie we produce.

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

•                                          cultural barriers;

•                                          wars and acts of terrorism; and

Any of these factors could have a material adverse effect on our ability to sell the international distribution rights of any motion picture and therefore may adverse affect the financial performance of the movie.

Our ability to compete depends in part on protecting and defending against intellectual property claims and infringements, the cost of this protection may be substantial and material, which may not achieve the expected protection benefits, and increase our invested costs in our movie possibly without achieving increased movie revenue.

As of the date of this report, the only intellectual property rights we have relate to our production of the movies Cloud 9, The Hunt, Surveillance and Soul’s Midnight; however, we expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable distribution companies and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not have copyright and trademark law protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or use certain portions or applications of our movies.

Litigation may also be necessary in the future to enforce our acquired or developed intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and the diversion of resources.  We provide no assurance that infringement or invalidity claims will not materially adversely affect our business, results of operations or financial condition.  Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims.  In the event we are successful in protecting our intellectual property rights, the costs of this protection may not be recovered from the revenues of the particular movie and may adversely affect the financial performance of the movie.

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

The public market prices and values of our common stock or redeemable warrants may fluctuate widely.

In any developed market for our common stock or redeemable warrants the market prices may be subject to significant fluctuations in response to, and may be adversely affected by

•                                          variations in quarterly operating results,

•                                          changes in earnings estimates by analysts,

•                                          developments in the motion picture industry generally and more particularly the low-budget motion picture industry,

•                                          timing of motion picture releases by us as well as our competitors, and

•                                          general stock market conditions.

Our common stock is included in the over-the-counter market and has a low trading volume that increase the volatility of the market price and value of the common stock as well as our redeemable warrants.

Our common stock is included in the over-the-counter market.  The over-the-counter market is volatile and characterized as follows:

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

Our common stock subject to “penny stock” rules that impose additional duties and responsibilities on broker-dealers and salespersons making purchase recommendations and require purchasers to met certain qualifications, all of which materially limit or restrict the ability to resale the common stock in terms of resale prices and the ability to sell on a timely basis.

Our common stock is subject to the “penny stock” rules.  A “penny stock” is generally a stock that

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

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase or sale of a penny stock.  Required compliance with these rules materially limit or restrict

•                                          the ability to resell our common stock, and

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

We have 77,026,325 shares of our common stock and 10,000,000 shares of preferred stock available for issuance.  We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors.  The sale of these shares may result in substantial dilution to our shareholders.  Also the preferred stock may have rights superior to those of our common stock.  These stock issuances may adversely affect the market price or value of our common stock as well as our redeemable warrants.

Item 2.           Description of Property

Facilities

Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $600.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities and that the term of the lease will continue simply be on a month-to-month basis.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of our security holders during the twelve months ended December 31, 2005.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Lack of Market

Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol GRMK.  Prior to February 24, 2005, there was no public trading market for our common stock.  The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low sale prices of our common stock during the calendar quarters presented as reported by the OTC Bulletin Board.

	Bid Price Common Stock
Quarter Ended	High	Low
March 31, 2005	$2.60	$1.10
June 30, 2005	$2.25	$0.73
September 30, 2005	$1.65	$0.73
December 31, 2005	$1.30	$1.00

On March 21, 2006, the closing bid price of our common stock as quoted on the OTC Bulletin Board was $0.90.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by

•                                          variations in quarterly operating results,

•                                          changes in earnings estimates by analysts,

•                                          developments in the motion picture industry generally and more particularly the ancillary motion picture market,

•                                          adverse earnings or other financial announcements of our distribution partners,

•                                          announcements and introductions of product or service innovations, and

•                                          general stock market conditions.

The over-the-counter market is volatile and characterized as follows:

•                                          the over-the-counter securities are subject to substantial and sudden price increases and decreases,

•                                          at times the price (bid and ask) information for the securities may not be available,

•                                          if there are only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

•                                          the actual sale price ultimately obtained for a block of stock may be substantially below the quoted bid price.

Our common stock is subject to the “penny stock” rules.  A “penny stock” is generally a stock that

•                                          is only listed in “pink sheets” or on the OTC Bulletin Board,

•                                          has a price per share of less than $5.00 and

•                                          is issued by a company with net tangible assets less than $2 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase or sale of a penny stock.  Required compliance with these rules

•                                          materially limit or restrict the ability to resell our common stock, and

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

Holders of Equity Securities

We have 138 record owners of our common stock shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2005, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plans approved by our shareholders are our 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan.  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2003 Stock Option Plan	60,000	$1.10	240,000
2003 Non-Employee Stock Option Plan	80,000	$1.10	220,000

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	443,250	$1.10	—
Warrants issued to E. Peter Hoffman, Jr.	100,000	$1.25	—
Convertible promissory notes issued to SXJE, LLC(1)	1,636,364	$0.92	—
Warrants issued to SXJE, LLC	500,000	$2.00	—
Warrants issued to SXJE, LLC	500,000	$3.00	—

Total	3,319,614		460,000

(1)                                  Upon consummation of a “Qualified Financing” by us, the outstanding principal amount of the convertible notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) will automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the common stock shares into which the note balance converts may not exceed the equivalent of $1.10 per common stock share or not less than 1,636,364 shares.  The number of our common stock shares that may be issued in payment of accrued interest under the notes is not determinable as of the date of the report.  “Qualified Financing” refers to any equity financing pursuant to which we receive aggregate gross cash proceeds of $2,000,000 or more (excluding the automatic conversion of the convertible notes) on or before the maturity dates of the notes.

Securities Sold Pursuant to Private Placement Offering

On July 13, 2004, our Registration Statement (No. 333-111819) became effective under the Securities Act of 1933 for the resale of 2,980,000 common stock shares, 2,980,000 redeemable warrants and the 2,980,000 common stock shares for which the redeemable warrants are exercisable and 100,000 common stock shares underlying a stock option granted to E. Peter Hoffman.  The 2,980,000 common stock shares and 2,980,000 redeemable warrants were sold pursuant to our private placement offering that commenced in September 2003.  These common stock shares and redeemable warrants were offered in units consisting of one common stock share and one redeemable warrant for $1.00 each, resulting in gross proceeds of $2,980,000.  The placement agent received a 10% commission and a 3% non-accountable expense allowance of the gross proceeds for an aggregate of $387,400.  Additional offering expenses were $57,376 resulting in net proceeds of $2,538,474.  The following expenditures were made from the net proceeds:

•                                          $2,015,458 for the costs of producing and deposits outstanding relating to our motion picture project titled, Cloud 9 and other projects in progress, and

•                                          $523,016 for working capital.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

We operated historically as a limited liability company, Graymark Productions, L.L.C. that was formed in August 2001.  Since commencement of our operations in August 2001, we generated our initial movie production revenue in 2005 ($450,000).  In June 2005 we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  Our 2003 revenue ($13,391) was primarily attributable to consulting services, a non-reoccurring revenue source, while during 2004 and 2002 we did not have revenues from operations.

Recent Developments

Distribution of Cloud 9.  In conjunction with the production of Cloud 9, we along with the other producers of Cloud 9 formed Out of the Blue Productions, LLC (the “Production Company”).  The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and as the broadcast rights (pay and free television, video on demand and pay-per-view) for Cloud 9.  Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received, in June 2005, a non-refundable advance, of $450,000, of our share of the net receipts from the domestic distribution of Cloud 9.  The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts.  Cloud 9 was released in the domestic video market in January 2006.

In June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.

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

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees.  Furthermore, our co-finance providers are entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which $450,000 has been paid (see “Item 12.  Certain Relationships and Related Transactions”).  After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  In conjunction with the production of Cloud 9, the producers formed Out of the Blue Productions, LLC (the “Production Company”).  Our entitlement to distributions from the Production Company and the profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.

Post-Production of The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  We are currently in post-production of The Hunt.  We anticipate that the total production costs for The Hunt will be approximately $435,000.

We have entered into agreements for the domestic and international distribution of The Hunt.  The agreements grant the licensees a distribution fee equal to 22.5% and 20.0%, respectively, of the gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we agreed to allocate 35% of the copyright interest in The Hunt to the minority interest for an amount equal to 50% of the budget of The Hunt.  As of December 31, 2005, we have received approximately $214,000 from the minority interest under the terms of the agreement.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Post-Production of Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  We are currently in post-production of Surveillance.  We anticipate that our total production costs for Surveillance will be approximately $627,000.

We have entered into an agreements for the domestic and international distribution of Surveillance.  The agreements grant the licensees a distribution fee equal to 25% and 20%, respectively, of the gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we agreed to allocate 50% of the copyright interest in Surveillance to the minority interest for an amount equal to 50% of the budget of Surveillance.  As of December 31, 2005, we have received approximately $293,000 from the minority interest under the terms of the agreement.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Post-Production of Soul’s Midnight.  During September 2005, we commenced the pre-production phase of our fourth motion picture project titled, Soul’s Midnight.  We completed the filming of this movie in November 2005.  We anticipate that our total production costs for Soul’s Midnight will be approximately $671,000.

We have entered into an agreement for the domestic distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 25% of the budget of Soul’s Midnight.  We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for an amount equal to 50% of the budget.  As of December 31, 2005, we have received $487,500 from the minority interests under the terms of the agreement.

Convertible Note Financing.  In August and October 2005, we issued two promissory notes (the “Notes”) in the aggregate principal amount of $1,500,000.  The Notes are secured by all of our assets and the assets of our current and future subsidiaries.  The Notes bear interest at the rate of 8% per annum that is payable quarterly and can be paid in cash or shares of our common stock.  The Notes become due and payable on the first to occur of:

•                                          July 27, 2007 for the first note and October 25, 2007 for the second note (the “Maturity Dates”);

•                                          the consummation of a “Qualified Financing;” or

•                                          the continuation of and Event of Default, as defined, for more than 30 days following notice of the occurrence of an Event of Default.

Upon consummation of a Qualified Financing, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “Note Balance”) will automatically convert into shares of our common stock or other equity securities equal to 120% of the Note Balance divided by the price per share of our common stock or other equity securities sold in the Qualified Financing.  The maximum price or value of our common stock or other equity securities into which the Note Balance converts may not exceed the equivalent of $1.10 per common stock share.  Qualified Financing refers to any equity financing pursuant to which we receive aggregate gross cash proceeds of $2,000,000 or more on or before the Maturity Date.

In conjunction with issuance of the Notes, we and the holder of the Notes entered into common stock purchase warrant agreements, each evidencing warrants exercisable on or before August 5, 2010 for the first note and October 25, 2010 for the second note.  Two agreements provide for the purchase of 250,000 (500,000 total)

common stock shares at $2.00 and the other two agreements provide for the purchase of 250,000 (500,000 total) common stock shares at $3.00.

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $349,459 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the respective terms of the Notes.

Output Agreement.  In June 2005, we entered into an agreement providing Image Entertainment (“Image”) with the first-look right at the movies we produce (the “Output Agreement”).  Image has a “first look” on all projects up to $2,000,000 that we undertake during the three-year period beginning on the date of delivery of The Hunt which was delivered in February 2006.  If Image were to choose not to become involved in a motion picture project, we have the right to produce and distribute the motion picture with another person without any further obligation to Image.  Image agreed to fund up to 50% of each production budget for mutually agreed upon motion picture projects.  This funding is payable in three installments:  20% of the approved the production budget through pre-production, 60% of through the physical shooting schedule, and 20% through the post production process.

For a term of 20 years, Image will have domestic distribution rights of each motion picture we co-produce with Image.  Image is entitled to receive a 25% distribution fee from gross domestic sales and a back-end profit participation from all sales after payment of the distribution fee.  In general, the back-end profit participation interest and ownership interest in each co-produced motion picture will be based upon Image’s funding of the budgeted share of production costs.  The actual back-end profit participation percentage is equal to the percentage Image funds of the motion picture project after recovery from sales of the mutually approved expenses.  Our joint exploitation of the broadcast rights with Image have been left to future negotiation.

Graymark Productions’ Recovery of Production Costs and Participation in Cloud 9  Net Profits

As a result of the agreements with the director, casting company, actors and the Co-Finance Agreements, our residual net profits interest in Cloud 9 will be 30.6%.  Pursuant to Co-Finance Agreements, Roy T. Oliver (one of major shareholders), John Simonelli (our Chief Executive Officer), 36th Street Properties LLC (of which Mark R. Kidd, our Chief Financial Officer, owns 50%) and Larry E. Howell are entitled to receive the first $500,000 of proceeds we receive from the rights sales and distribution of Cloud 9 (see “Item 12. Certain Relationships and Related Transactions”).  After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the Co-Financing Agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.  The net profits interests of Genco Olive Oil, Inc., Fenton-Cowitt Casting, D.L. Hughley, Angie Everhart, and Gabrielle Reece do not provide for an interest rate on the production and other costs of Cloud 9, while our entitlement to distributions from the Production Company and the net profits interest granted to Burt Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.  The Co-Finance Agreements with Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC provide for interest, but do not specify the applicable interest rate.

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2005 and 2004.  The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	2005	2004
Revenue	$450,000	$—
Operating expenses:
Amortization of film costs	419,737	—
Salaries and employee benefits	277,179	234,214
Legal and professional fees	69,669	94,808
Consulting and management fees	69,500	10,261

	2005	2004
Investor relations	10,200	—
Stock transfer and reporting costs	10,102	25,900
Film participation costs	4,167	—
Film marketing	—	13,880
Other	35,304	34,336
Total operating expenses	895,858	413,399
Operating income (loss)	(445,858)	(413,399)
Other income (expense):
Interest and other income	16,937	17,542
Interest expense	(122,265)	—

Net other income (expense)	(105,328)	17,542

Net loss before provision for income taxes	(551,186)	(395,857)
Provision for income taxes	—	—

Net loss	$(551,186)	$(395,857)

Comparison of 2005 and 2004

During 2004, our operations advanced to the development and production of motion picture projects and we were in the filming phase of our first motion picture project, Cloud 9, and did not realize any revenue from our operations.  During 2004, we incurred salary and benefits expense of $234,214 for the management and administrative team put in place during 2004.  Legal and professional fees of $94,808 were incurred during 2004 and were attributable to legal and accounting fees associated with our public reporting process.  We incurred film marketing costs of $13,880 in conjunction with Cloud 9.  Other expenses of $34,336 were incurred during 2004 and were primarily comprised of expenses associated with the day to day operations of our corporate office.

During 2005, we completed the negotiation of licensing agreements for the foreign, domestic and broadcast rights of Cloud 9.  We generated revenue of $450,000 in conjunction with the domestic licensing of Cloud 9.  Based on our estimate of the total ultimate revenue from Cloud 9, we amortized $409,237 of the film costs incurred on Cloud 9.  We are in the post-production phase on our second, third and fourth motion picture projects, The Hunt, Surveillance and Soul’s Midnight.  Our operational expenses were similar in nature to those incurred in 2004.  During 2005, we incurred salary and benefits expense of $277,179, a $42,965 increase over 2004.  This increase was attributable to increased salaries for our President, Chief Financial Officer and production accountant and the addition of a production assistant in the fourth quarter of 2005.  Legal and professional fees of $69,669 were incurred during 2005 and were attributable to legal and auditing services incurred primarily in conjunction with our United States Securities and Exchange Commission quarterly and annual reporting.  We utilized investment banking related consulting services in the amount of $69,500 and investor relation services in the amount of $10,200.  We also incurred stock transfer and reporting costs of $10,102.  Other expenses of $35,304 were incurred during 2005 and were primarily comprised of expenses associated with the operations of our corporate office.

Liquidity and Capital Resources

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant.  During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.  Our cash and cash equivalents at December 31, 2005 that totaled $1,153,840.

At December 31, 2005, we had working capital of $1,084,681.  Our operating activities in 2005 used net cash of $1,768,190.  We used cash as the result of a net loss of $551,186 which was reduced by amortization of film costs of $419,737, the issuance of common stock for services and interest totaling $34,708, amortization of loan discount of $62,252 allocated to common stock warrants, depreciation of $4,864, a decrease in film deposits of $16,101 and an increase in accrued liabilities of $22,529.  Additional operating uses of cash in 2005 included the costs we incurred in the production of our motion picture projects totaling $1,650,209 and $126,986 in prepaid loan fees related to our issuance of convertible notes payable (see “Item 12. Certain Relationships and Related

Transactions”).  Our investing activities in 2005 included $994,097 we received from minority interests related to our motion picture projects The Hunt, Surveillance and Soul’s Midnight.

During 2004, our operating activities for 2004, used net cash of $2,596,976.  We used cash as the result of a net loss of $395,857, which was reduced by depreciation of $4,866, the issuance of 25,000 shares of common stock to our legal counsel for legal services rendered and fully performed and valued at $25,000 and an increase in accrued liabilities of $11,091.  Additional operating uses of cash in 2004 included the costs we incurred in the production of our first motion picture project, Cloud 9, totaling $2,183,475, costs of $10,000 on a film project in progress and deposits paid-out during the production phase of Cloud 9 totaling $48,601.

During 2005, we received $1,500,000 in proceeds from the issuance of convertible promissory notes (see “Item 12. Certain Relationships and Related Transactions”).  During 2005, we repaid $450,000 of our $500,000 obligations under the Co-financing Agreements.  During 2004, (i) we sold 25,000 shares of our common stock in a private placement for gross proceeds of $25,000 (net proceeds of $21,750) and (ii) we received $500,000 in funding under Co-financing Agreements associated with our motion picture project, Cloud 9 (see “Item 12. Certain Relationships and Related Transactions”).

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

Registration Obligations.  We agreed, at our expense, to register the common stock shares and redeemable warrants offered for sale pursuant to our 2003-2004 private placement offering under the Securities Act of 1933, as amended, and maintain effectiveness of the registration, at our expense, for a seven-year period ending on December 19, 2010. Furthermore, we agreed for the seven-year period ending on December 19, 2010 to include the common stock shares underlying the placement agent warrants in any registration statement filed with the United States Securities and Exchange Commission at our expense.  In accordance with this obligation, we initially included the common stock shares for which the placement agent warrants are exercisable in our registration statement.  However, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to them by Viewtrade Financial elected to remove those shares from the registration statement.

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $600.  Roy T. Oliver, one of our greater than 5% shareholders (see “Item 12. Certain Relationships and Related Transactions”), controls Corporate Tower, LLC.  As of the date of this report, Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.  In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

12-Month Overhead Budget.  Our budgeted overhead expenses for the next 12 months are as follows:

Expenditure	Monthly	12 Months
Administrative expenditures:
Executive officer compensation	$18,333	$220,000
Administrative salaries	4,800	57,600
Payroll taxes	2,527	30,330
Film marketing	2,000	24,000
Telephone	700	8,400
Rent	500	6,000
Legal	2,917	35,000
Accounting	2,917	35,000
Public relations	417	5,000
Travel	4,167	50,000
Health insurance	1,020	12,240
Automobile	500	6,000
Miscellaneous	485	5,820
Total Administrative Expenditures	$41,283	$495,390

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at December 31, 2005 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$—	$1,500,000	$—	$—	$1,500,000
Film obligations	50,000	—	—	—	50,000
Operating leases	7,200	—	—	—	7,200
Employment contracts	113,000	—	—	—	113,000

	$170,200	$1,500,000	$—	$—	$1,670,200

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

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or U.S. GAAP).

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

Item 8.           Changes in and Disagreements with Accountants and Financial Disclosure

Effective September 20, 2005, we dismissed Evans, Gaither & Associates, PLLC as our independent accountants. Upon the recommendation and approval of our Audit Committee and Board of Directors, we appointed Murrell, Hall, McIntosh & Co., PLLP as our independent accountants, effective September 20, 2005.

Evans, Gaither & Associates, PLLC reports on our 2002, 2003 and 2004 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified, as to uncertainty, audit scope, or accounting principles.

There have been no disagreements with Evans, Gaither & Associates, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that disagreements, if not resolved to the satisfaction of Evans, Gaither & Associates, PLLC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

There have been no reportable events with respect to Registrant as described at Item 304 of Regulation S-B.

On September 20, 2005, we engaged Murrell, Hall, McIntosh & Co., PLLP as our certifying accountant to audit our consolidated financial statements for 2005.  We have not previously consulted with Murrell, Hall, McIntosh & Co., PLLP on items concerning (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any subject matter of a disagreement or reportable event with Evans, Gaither & Associates, PLLC.

During 2005, there were been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

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

Item 8B.  Other Information

During the three months ended December 31, 2005, all items required to be reported on Form 8-K were reported.

During 2005, we issued 10,000 shares of our common stock to ARC Financial Services, Inc. in payment of consulting services of $15,000 and issued 10,000 shares of our common stock to IR Partners, LLC in payment of investor relations services of $9,375.  Furthermore, we issued 10,726 shares of our common stock to SXJE, LLC, one our greater than 10% shareholders, in payment of $10,833 of accrued interest under two convertible promissory notes (see “Item 12. Certain Relationships and Related Transactions”).  These shares were issued pursuant to registration exemptions under the Securities Act of 1933, as amended (the “Act”), in reliance on Rule 506 of Regulation D and 4(2) of the Act.  Each recipient of the common stock shares was furnished information concerning our operations, and each had the opportunity to verify the information supplied.  Additionally, each of the stock certificates evidencing the shares carries a legend restricting transfer of the shares, and we issued stop transfer instructions to UMB Bank, N.A., the transfer and of our common stock, with respect to all certificates representing the common stock.  In connection with issuance of these common stock shares, no commissions or other form of remuneration was paid.

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

Name	Age	Position with the Company

John Simonelli(1)	59	Chairman of the Board and Chief Executive Officer

Harry G. “Gray” Frederickson, Jr.(1)	68	President and Chief Operating Officer

Mark R. Kidd(1)(2)	39	Chief Financial Officer and Secretary

Fred Roos(2)	71	Director

George “Fritz” Kiersch(2)	55	Director

Lewis B. Moon	40	Director

Stanton Nelson	34	Director

(1)                                  Serves on our Compensation Committee.

(2)                                  Serves on our Audit Committee.

The following is a brief description of the business background of our executive officers and directors:

Harry G. “Gray” Frederickson, Jr. serves as our President and Chief Operating Officer (since August 18, 2003) and President and Chief Operating Officer (since February 3, 2005), served as our Chief Executive Officer from August 18, 2003 until February 3, 2005, and serves as the manager of Graymark Productions, L.L.C.(from its formation in August 2001).  Prior to that time, Mr. Frederickson was independently engaged in the production of films for his own account.

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

John Simonelli serves as our Chairman of the Board and Chief Executive Officer (since February 3, 2005) and formerly served as our President and Chief Operating Officer (from August 18, 2003 to February 3, 2005).  Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies.  He served as a director of Precis, Inc. from December 2000 until July 2001.  Precis, Inc. is a publicly-held company primarily engaged in the providing of healthcare savings to the self-insured. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998.  Laboratory Specialists of America, Inc. was engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O’Gara Company by merger.  Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996.  He served as Chairman of the Board and Chief Executive Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992.  He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988.  From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories.  Mr. Simonelli served as President and Chief Executive Officer from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.

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

Lewis B. Moon has served as one of our directors since August 18, 2003.  In 2004, Mr. Moon became a practicing attorney in the Oklahoma County Public Defender’s office.  As a partner in Lewann Ltd. beginning in January 1999 Mr. Moon’s responsibilities include management and daily oversight of investment capital hedge funds and new acquisitions of investment corporations and management of daily operations of oil and gas production including new exploration and drilling operations.  Lewann Ltd. is a privately-held hedge fund management firm.  During 1998 and January 1999, he served as a territory manager (Texas, Oklahoma and Arkansas) of Beretta U.S.A. Corporation, a privately-held firearms manufacturer.  In 1990 he graduated from Texas A&M University with a Bachelor of Science in Economics and received a Juris Doctorate in December 2003 from the Oklahoma City University School of Law.

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

Certain Legal Proceedings

On September 28, 1990, the Securities and Exchange Commission (the “Commission”) filed a civil action against John Simonelli, our Chairman of the Board and Chief Operating Executive Officer, alleging violations of (i) Sections 13(d) and 16(a) (which require that officers, directors and certain shareholders file securities ownership reports with the Commission) and (ii) Section 10(b) and Rule 10b-6 (which, in general, proscribe affiliates of issuers from purchasing securities during a distribution) of or promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The alleged violations, which occurred at various times from February 1985 through September 1987, pertained to Mr. Simonelli’s unreported purchases of securities of Unico, Inc., an issuer unrelated to us.  On the same day, Mr. Simonelli, without admitting or denying any of the Commission’s allegations, agreed to make restitution payment to Unico, Inc. and consented to a permanent injunction that enjoined Mr. Simonelli from violating the foregoing sections of and rules promulgated under the Exchange Act.

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

Pursuant to two lending transactions on August 5 and October 25, 2005, SXJE, LLC and its controlling person, Sam Eyde, acquired beneficial ownership of our common stock shares under the terms of two promissory notes and four common stock purchase warrants that resulted in them beneficially owning more than 10% of our common stock shares (see “Item 12. Certain Relationships and Related Transactions”).  SXJE, LLC and its controlling person failed to timely report those beneficial ownership acquisitions under Section 16(a).  Otherwise, based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2005, we believe that each person who, at any time during 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2005.

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

The following table sets forth the total compensation of our Chief Executive Officer and for those executive officers who received compensation in excess of $100,000 during 2005.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary(1)	Bonus(2)
John Simonelli	2005	$60,000	$—
Chief Executive Officer	2004	$60,000	$—
	2003	$60,000	$—
Harry G. “Gray” Frederickson, Jr.(3)	2005	$106,000	$—
Chief Operating Officer	2004	$100,000	$—
	2003	$100,000	$—

(1)                                  Dollar value of base salary (both cash and non-cash) earned during the year.

(2)                                  Dollar value of bonus (both cash and non-cash) earned during the year.

(3)                                  Mr. Frederickson received additional non-cash compensation, perquisites and other personal benefits that during 2005 consisted of health insurance benefits totaling $4,541 and 2004 consisted of health insurance benefits totaling $6,930 and an automobile allowance of $6,500.  The aggregate amount and value of the non-cash compensation, perquisites and other personal benefits during 2005 and 2003 did not exceed 10% of the total annual salary and bonus paid to and accrued for Mr. Frederickson during the year.

Aggregate Option Grants and Exercises in 2005 and Year-End Option Values

Stock Options and Option Values.  During 2005, we did not grant any stock options to our directors and executive officers and no outstanding stock options were exercised.

Aggregate Stock Option Exercise and Year-End Option Values.  The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2005.  During 2005, no options to purchase our common stock were exercised by the named executive officers.

			Value of Unexercised
	Number of Unexercised		In-the-Money
	Options as of		Options as of
	December 31, 2005		December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John Simonelli, Chief Executive Officer	20,000	—	$—	$—
Harry G. “Gray” Frederickson, Jr., Chief Operating Officer	20,000	—	$—	$—

(1)                      The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2005 was $1.10.  The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of common stock underlying the options.

Employment Arrangements and Lack of Keyman Insurance

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

Compensation of Directors

Other than through the receipt of discretionary stock option grants, our directors are not compensated for attending board or committee meetings.  Directors who are also our employees receive no additional compensation for serving as directors or on committees. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board.

On November 19, 2004, we granted each of our Directors five-year stock options exercisable for the purchase of 20,000 shares of our common stock for $1.10 per share. These stock options were granted for services during 2004.  The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.

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

The 2003 Non-Employee Stock Option Plan.  The Non-Employee Plan provides for the grant of stock options to our non-employee directors, consultants and other advisors.  Our employees are not eligible to participate in the Non-Employee Plan.  Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes and accordingly will not qualify for the favorable tax consequences thereunder upon the grant and exercise of the Options.  The total number of shares of common stock authorized and reserved for issuance upon exercise of Options granted under this plan will be 300,000. As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 80,000 common stock shares at $1.10 per share on or before December 31, 2009.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of our common stock as of March 22, 2006 of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 10.  Executive Compensation”) and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares.  All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors.  For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options, warrants or conversion rights) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
Name (and Address) of Beneficial Owner	Beneficially Owned(1)	Ownership Percent(2)

SXJE, LLC and Sam Eyde(3) 2400 Byron Circle Lansing, Michigan 48912	3,563,636	43.0%

John Simonelli(4) 101 North Robinson, Suite 920 Oklahoma City, Oklahoma 73102	1,023,000	12.3%

Harry G. “Gray” Frederickson, Jr.(5) 101 North Robinson, Suite 920 Oklahoma City, Oklahoma 73102	1,020,000	12.3%

Roy T. Oliver. 101 N. Robinson, Ste. 900 Oklahoma City, Oklahoma 73102	1,000,000	12.1%

Lewann, Ltd.(6) 6345 Glenbrook Court Oklahoma City, Oklahoma 73118	520,000	6.3%

Lewis B. Moon(6) 6345 Glenbrook Court Oklahoma City, Oklahoma 73118	520,000	6.3%

Mark A. Stansberry 1105 Waterwood Parkway, Suite GP-2 Edmond, Oklahoma 73034	600,000	7.2%

E. Peter Hoffman, Jr.(7) 6301 North Western Avenue, Suite 260 Oklahoma City, Oklahoma 73118	610,700	7.4%

Mark R. Kidd(8) 101 North Robinson, Suite 920 Oklahoma City, Oklahoma 73102	70,000.8%

Fred Roos(9) 101 North Robinson, Suite 920 Oklahoma City, Oklahoma 73102	20,000.2%

George “Fritz” Kiersch(9) 101 North Robinson, Suite 920 Oklahoma City, Oklahoma 73102	20,000.2%

Stanton Nelson(10) 101 North Robinson, Suite 900 Oklahoma City, Oklahoma 73102	20,000.2%

Executive Officers and Directors as a group (seven individuals)(11)	2,693,000	32.5%

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

(2)                      Rounded to the nearest one-tenth of one percent, based upon 8,289,151 shares of common stock outstanding.

(3)                      The number of shares and the percentages include 2,563,636 common stock shares purchasable pursuant to exercise of certain conversion right under two promissory notes for the purchase of not less than 1,363,636 common stock shares, common stock purchase warrants exercisable for the purchase of 1,000,000 common stock shares and redeemable warrants exercisable for the purchase of 200,000 common stock shares.

(4)                      Mr. Simonelli is Chairman of our Board of Directors and our Chief Executive Officer.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(5)                      Mr. Frederickson is our President and Chief Operating Officer.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(6)                      Lewann, Ltd. is controlled by Lewis B. Moon and each is deemed the beneficial owner of the common stock shares.  Mr. Moon is one of our directors.  The number of shares and the percentages include 20,000 common stock shares purchasable by Mr. Moon pursuant to exercise of stock options expiring December 31, 2009.

(7)                      The number of shares and the percent includes 300,000 common stock shares purchasable pursuant to exercise of redeemable warrants expiring October 30, 2008 and 100,000 common stock shares purchasable pursuant to exercise of warrants expiring December 31, 2008.

(8)                      Mr. Kidd is our Chief Financial Officer and Secretary.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(9)                      The named person is one of our directors.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(10)                Mr. Nelson is one of our directors and serves as Vice President of R. T. Oliver Investment Company, a company controlled by Roy T. Oliver.  Mr. Nelson does not have any beneficial owner in the common stock shares beneficially owned by Mr. Oliver.  The number of shares and the percentages include 20,000 common stock shares purchasable pursuant to exercise of stock options expiring December 31, 2009.

(11)                The number of shares and the percent includes 160,000 common stock shares purchasable pursuant to exercise of stock options expiring on December 31, 2009.

Item 12.  Certain Relationships and Related Transactions

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2005 and 2004.  These transactions will continue in effect and may result in conflicts of interest between us and these individuals.  Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

2005 Affiliate Loan Transactions.  In two separate lending transactions on August 5 and October 25, 2005, we issued a two-year promissory note each in the principal amount of $750,000 to SXJE, LLC (controlled by Sam Eyde) evidencing loans aggregating $1,500,000. The two notes are secured by all assets of our and our subsidiaries’ assets and bear interest at 8% per annum.  Upon consummation of a “Qualified Financing” by us, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) will automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the common stock shares into which the note balance converts may not exceed the equivalent of $1.10 per common stock share or not less than 1,636,364 shares.  The number of our common stock shares that may be issued in payment of accrued interest under the notes is not determinable as of the date of the report.  “Qualified Financing” refers to any equity financing pursuant to which we receive aggregate gross cash proceeds of $2,000,000 or more (excluding the automatic conversion of the notes) on or before the maturity dates of the notes.  During 2005, we issued 10,726 shares of our common stock in payment of $10,833 accrued interest under the notes.

Furthermore, in connection with the two lending transactions, we entered into two common stock purchase warrant agreements with SXJE, LLC, two of these agreements evidence warrants exercisable on or before October 25, 2010, in the aggregate for the purchase of 500,000 common stock shares at $2.00 each and the other two agreements exercisable for the purchase of 500,000 common stock shares at $3.00 each.  The number of common stock shares purchasable will be appropriately adjusted in the event of any merger, consolidation, recapitalization, reclassification, stock dividend, stock split or similar transaction.

For the period ending October 25, 2010, we agreed to include the common stock shares underlying the common stock purchase warrants in any registration statement we file with the United States Securities and Exchange Commission at our sole cost and expense.

Viewtrade Financial served as our financial advisor and was paid a fee $75,000 during 2005.

Co-Finance Agreements.  In May 2004, we entered into a Co-Finance Agreement with each of Roy T. Oliver, one of our major shareholders, John Simonelli, our President and Chief Operating Officer, 36th Street

Properties LLC (of which Mark R. Kidd, our Chief Financial Officer is a 50% owner) and Larry E. Howell.  Pursuant to these Co-Finance Agreements each of Messrs. Oliver, Simonelli, and Howell and 36th Street Properties LLC made contributions to share in the production costs of Cloud 9 of $250,000, $100,000, $50,000 and $100,000, respectively, for the aggregate sum of $500,000.  Their contributions to the production costs of Cloud 9 are recoverable from all proceeds we receive from the rights sales and distribution of Cloud 9, commencing from the first dollar we receive until Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC are repaid their respective contributions in full.  In addition, each of Messrs. Oliver, Simonelli and Howell and 36th Street Properties are entitled to receive in the aggregate 20% (10%, 4%,2% and 4%, respectively) of the “net profits” we receive from the rights sales and distribution of Cloud 9.  “Net profits” is defined as the sum remaining of the proceeds from the rights sales and distribution of Cloud 9 after deduction of third-party distribution fees and expenses, our recoupment of all costs plus interest, production costs, distribution costs, cash deferments to cast, crew or producers, equipment suppliers, rights holders or any other party.  In June 2005, we paid $450,000 of our $500,000 obligations under the Co-Finance Agreements.

Office Space Lease.  In December 2003, we entered into a 12-month unwritten lease with Corporate Tower, LLC which is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for occupancy of our offices in Oklahoma City.  Under this lease arrangement, we are required to pay rent of approximately $600 per month.  The costs of leasehold improvements of our office facilities was approximately $15,000 which we paid rather than Corporate Tower, LLC.

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

4.8	Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Commission on August 11, 2005.

4.9

Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

4.10

Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.11	Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Commission on November 1, 2005.

4.12

Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

4.13

Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.

10.1

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

Item 14.  Principal Accountant Fees and Services

Fees for Independent Auditors

The audit report of Evans, Gaither & Associates, PLLC reports on our 2004 consolidated financial statements and the audit report of Murrell, Hall, McIntosh & Co., PLLP on our 2005 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified, as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Evans, Gaither & Associates, PLLC or Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Evans, Gaither & Associates, PLLC or Murrell, Hall, McIntosh & Co., PLLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Also, there was no occurrence of a reportable event under Item 304 of Regulation S-B respecting the years ended December 31, 2005, and 2004.

During 2004 and 2003, Evans, Gaither & Associates, PLLC rendered professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and reviews of the unaudited financial statements included in our Quarter Reports on Form 10-Q for each of the three months ended June 30 and September 30, 2004 as filed with the Securities and Exchange Commission on October 12 and November 15, 2004, respectively, and for each of the three months ended March 31 and June 30, 2005, as filed with the Securities and Exchange Commission on May 9 and August 12, 2005, respectively.  During 2005, Murrell, Hall, McIntosh & Co., PLLP rendered professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2005 and review of the unaudited financial statements included in our Quarter Report on Form 10-Q for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on November 14, 2005.

Audit Fees.  Total audit fees for 2005 and 2004 were $41,425 and $26,905, respectively.  The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-QSB.  For 2005, total audit fees include estimated billings for the completion of the 2005 audit after year-end.

Audit-Related Fees.  There were no aggregate fees billed for audit-related services for the 2005 and 2004.

Tax Fees.  The aggregate fees billed for tax services for the years ended December 31, 2005 and 2004 were $3,710 and $10,188, respectively.  During the years ended December 31, 2005 and 2004, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees.  We were not billed for any other accounting services.

In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.

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

For 2005, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/ JOHN SIMONELLI
John Simonelli
Chief Executive Officer
Date: March 24, 2006
	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: March 24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN SIMONELLI	Chairman of the Board	March 24, 2006
John Simonelli	and Chief Executive Officer

/S/ HARRY G. “GRAY” FREDERICKSON, JR.	President and Director	March 24, 2006
Harry G. “Gray” Frederickson, Jr.

/S/ FRED ROOS	Director	March 24, 2006
Fred Roos

/S/ GEORGE “FRITZ” KIERSCH	Director	March 24, 2006
George “Fritz” Kiersch

/S/ Lewis B. Moon	Director	March 24, 2006
Lewis B. Moon

/S/ STANTON NELSON	Director	March 24, 2006
Stanton Nelson

GRAYMARK PRODUCTIONS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Graymark Productions, Inc. as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co., PLLP

February 27, 2006
Oklahoma City, Oklahoma

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Graymark Productions, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graymark Productions, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in accordance with generally accepted accounting principles in the United States of America.

/s/ Evans,Gaither & Associates, PLLC

March 18, 2005
Oklahoma City, Oklahoma

GRAYMARK PRODUCTIONS, INC.

Consolidated Balance Sheets

As of December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and cash equivalents	$1,153,840	$877,933
Film deposits	32,500	48,601
Total current assets	1,186,340	926,534

Fixed assets, net	16,325	21,190
Prepaid loan fees	126,986	—
Investment in films	3,458,417	2,227,945
Total assets	$4,788,068	$3,175,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accrued liabilities	$101,659	$79,130
Total current liabilities	101,659	79,130
Film obligations	50,000	500,000
Convertible notes payable, net of discount of $287,207 at December 31, 2005	1,212,793	—
Total liabilities	1,364,452	579,130
Minority interests	994,097	—

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,289,151and 8,258,425 issued and outstanding at December 31, 2005 and 2004, respectively	829	826
Paid-in capital	4,221,852	3,837,689
Accumulated deficit	(1,793,162)	(1,241,976)
Total shareholders’ equity	2,429,519	2,596,539
Total liabilities and shareholders’ equity	$4,788,068	$3,175,669

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenues	$450,000	$—
Operating expenses:
Amortization of film costs	419,737	—
Salaries and employee benefits	277,179	234,214
Legal and professional fees	69,669	94,808
Consulting and management fees	69,500	10,261
Investor relations	10,200	—
Stock transfer and reporting costs	10,102	25,900
Film participation costs	4,167	—
Film marketing	—	13,880
Other	35,304	34,336
Total operating expenses	895,858	413,399
Operating loss	(445,858)	(413,399)
Other Income (Expense):
Interest and other income	16,937	17,542
Interest expense	(122,265)	—
Net other income (expense)	(105,328)	17,542
Net loss before minority interests and provision for income taxes	(551,186)	(395,857)
Minority interests	—	—
Provision for income taxes	—	—
Net loss	$(551,186)	$(395,857)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.05)
Weighted average number of common shares outstanding	8,266,107	8,235,508

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2003	8,208,425	$821	$3,790,944	$(846,119)

Sale of stock	25,000	2	21,748	—
Issuance of stock for legal services	25,000	3	24,997	—
Net loss	—	—	—	(395,857)

Balance, December 31, 2004	8,258,425	826	3,837,689	(1,241,976)

Issuance of stock for consulting services	10,000	1	14,499	—
Issuance of stock for investor relations services	10,000	1	9,374	—
Issuance of stock for convertible notes interest	10,726	1	10,832	—
Warrants issued with convertible notes	—	—	349,458	—
Net loss	—	—	—	(551,186)

Balance, December 31, 2005	8,289,151	$829	$4,221,852	$(1,793,162)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005 and 2004

	2005	2004

Operating activities:
Net loss	$(551,186)	$(395,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,864	4,866
Amortization of film costs	419,737	—
Issuance of common stock for services	23,875	25,000
Issuance of common stock for convertible note interest	10,833	—
Amortization of loan discount	62,252	—
Changes in assets and liabilities –
Film deposits	16,101	(48,601)
Prepaid loan fees	(126,986)	—
Investment in films	(1,650,209)	(2,193,475)
Accrued liabilities	22,529	11,091

Net cash used by operating activities	(1,768,190)	(2,596,976)

Investing activities:
Minority interests - contributions	994,097	—

Net cash provided by financing activities	994,097	—

Financing activities:
Proceeds from convertible note financing	1,500,000	—
Sale of stock	—	21,750
Proceeds from film co-financing agreements	—	500,000
Partial repayment of film co-financing agreements	(450,000)	—

Net cash provided by financing activities	1,050,000	521,750

Net change in cash and cash equivalents	275,907	(2,075,226)

Cash and cash equivalents at beginning of period	877,933	2,953,159

Cash and cash equivalents at end of period	$1,153,840	$877,933

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005 and 2004

Note 1 – Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.  Prior to 2005, the Company was devoting substantially all of its efforts to the establishment of its business and therefore was a development stage enterprise until 2005.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios.  The Company has completed the production and released its first motion picture project titled, Cloud 9.  The Company has also completed the filming and is in post-production on its second, third and fourth motion pictures titled, The Hunt, Surveillance and Soul’s Midnight.  The Company has negotiated agreements for the marketing and distribution of all four films.  Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Consolidation – The accompanying consolidated financial statements include the accounts of Graymark Productions, Inc. and its majority owned and controlled subsidiaries.  The Company’s subsidiaries include Graymark LLC, Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”) and Soul’s Midnight LLC (“Soul’s Midnight”).  Graymark LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, was formed in December 2003 as the entity under which Cloud 9 was produced.  At December 31, 2005, the Company has funded $2,399,660 of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.

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

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method.  The adoption had no impact on the Company at the time of adoption.  If the Company had elected to restate prior periods using the modified retrospective method, net loss for the year ended December 31, 2004, would be restated and would increase by $63,574.  Net loss for the year ended December 31, 2005, would not be impacted.

SFAS 151, SFAS 152, SFAS 153 and SFAS 154 – SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued.  SFAS No. 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

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

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets – Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line method based on the useful lives which range from three to seven years.

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

Minority Interest – Minority interest in the results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of the various consolidated subsidiaries.  The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

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

Net loss per share – Net loss per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding.  There were no differences between basic and diluted earnings per share for the periods presented.  At December 31, 2005 and 2004, all outstanding options and warrants were excluded from the computation of diluted loss per share as the effect of the assumed exercise was anti-dilutive.

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  The amount of cash deposits as of December 31, 2005 in excess of FDIC limits is $864,730.

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

Compensation expense related to stock options granted to non-employees is accounted for under SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services, which require entities to recognize an expense based on the fair value of the related awards.

Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Note 3 – Investment in Films

	2005	2004

Released, net of accumulated amortization	$2,012,439	$—
Completed and not released	375,790	2,217,945
In progress	1,070,188	—
In development	—	10,000
Total	$3,458,417	$2,227,945

The Company estimates that 100% of the unamortized investment in films at December 31, 2005 will be amortized within the next three years.  Approximately $2,108,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next twelve months.

Note 4 – Convertible Notes Payable

In August and October 2005, the Company issued promissory notes (the “Notes”) in the principal amount of $750,000, respectively; $1,500,000 in total.  The Notes are secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Notes bear interest at the rate of 8% per annum.  Interest due on the Notes is payable quarterly and can be paid in cash or shares of Company stock.

The Notes become due and payable on the first to occur of: (i) July 27, 2007 for the first note and October 25, 2007 for the second note (the “Maturity Dates”); (ii) the consummation of a Qualified Financing; or (iii) the continuation of an Event of Default, as defined, for more than 30 days following notice of the occurrence of an Event of Default.  Upon consummation of a Qualified Financing, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “Note Balances”) will automatically convert into shares of equity securities of the Company equal to 120% of the Note Balances divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the equity securities into which the Note Balances convert may not exceed the equivalent of $1.10 per common stock share.  Qualified Financing refers to any equity financing pursuant to which the Company receives aggregate gross cash proceeds of $2,000,000 or more on or before the Maturity Dates.

In conjunction with issuance of the Notes, the Company and the holder of the Notes entered into common stock purchase warrant agreements, each evidencing warrants exercisable on or before August 5, 2010 for the first note and October 25, 2010 for the second note.  The two agreements provide for the purchase of 250,000 (500,000 total) common stock shares at $2.00 and the other two agreements provide for the purchase of 250,000 (500,000 total) common stock shares at $3.00.

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $349,459 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the life of the Notes.

In addition, the Company’s financial advisor was paid fees of $150,000 for services rendered in conjunction with execution of the Notes.  The fees were recorded as prepaid loan fees and will be amortized over the life of the Notes.

Note 5 – Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represented 21% of the total cost of Cloud 9.  During June 2005, $450,000 was repaid to investors from the first proceeds from Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

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

Pursuant to an output agreement between the Company and a third-party distribution company (“Distributor”), the Distributor has a first-look right at the movies produced by the Company.  Pursuant to the agreement, the Distributor has agreed to fund up to 50% of each production budget on mutually agreed upon motion picture projects.  The Distributor will be entitled to a respective percentage of all gross receipts on those projects.

The following summarizes the revenue participations before and after net profit participations on the Company’s films The Hunt, Surveillance and Soul’s Midnight:

	Before Payout		After Payout
	Company	Other Members	Company	Other Members	Third- Party Interest

The Hunt
Revenue allocation	65%	35%	44%	24%	34%
Production costs to be paid	50%	50%

Surveillance
Revenue allocation	50%	50%	46%	46%	8%
Production costs to be paid	50%	50%

Soul’s Midnight
Revenue allocation	25%	75%	24%	72%	4%
Production costs to be paid	25%	75%

Note 7 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of December 31, 2005 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surveillance	Soul’s Midnight

Domestic DVD market	20%	22.5%	25%	25%
Broadcast	20%	n/a	n/a	n/a
International	15%	20%	20%	n/a

Note 8 – Income Taxes

The income tax provision for the years ended December 31, 2005 and 2004 consists of:

	2005	2004

Current provision	$—	$—
Deferred provision (benefit)	(272,254)	(138,464)
Change in beginning of year valuation allowance	272,254	138,464

Total	$—	$—

Deferred income tax assets and liabilities as of December 31, 2005 and 2004 are comprised of:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$471,745	$200,295
Valuation allowance	(470,542)	(198,288)
Total deferred tax asset	1,203	2,007
Deferred income tax liabilities:
Depreciation	(1,203)	(2,007)
Total deferred tax liability	(1,203)	(2,007)
Deferred tax liability, net	$—	$—

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2005	2004

Federal statutory rate	(34)%	(34)%
State tax rate	(4)%	(4)%
Valuation allowance	38%	38%
Effective income tax rate	—%	—%

At December 31, 2005 and 2004, the Company had federal and state net operating loss carryforwards of approximately $1,387,000 and $572,000, respectively, expiring at various dates through 2018.  Because the Company was operated as a limited liability company through August 2003, there was no current or deferred provision for income taxes through that date.

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

In September 2004, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $1.10.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan The options expire on December 31, 2009.

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

	2005	2004

Net loss	$(551,186)	$(395,857)
Stock-based compensation expense	—	(63,574)
Pro forma net loss	$(551,186)	$(459,431)

Earnings per share:
Basic and diluted — as reported	$(0.07)	(0.05)
Basic and diluted — pro forma	$(0.07)	(0.06)

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2003	3,498,250	$1.86
Granted	165,000	1.24
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2004	3,663,250	$1.84
Granted	1,000,000	2.50
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	4,663,250	$1.98

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/05	Average Exercise Price

$1.00 to $2.00	4,163,250	3.1	$1.86	4,163,250	$1.86
$2.01 to $3.00	500,000	4.7	3.00	500,000	3.00
Total	4,663,250			4,663,250

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

Note 11 – Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a 12-month unwritten lease.  Rent expense applicable to the corporate offices for the years ended December 31, 2005 and 2004 was $6,523 and $7,653, respectively.

Note 12 – Subsequent Event

In January 2006, the Company issued 21,274 shares of common stock to pay accrued interest due, as of December 31, 2005, on the Company’s convertible notes payable.