Form 10QSB
period 2006-03-31
GRAYMARK PRODUCTIONS INC
filed 2006-05-09
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number: 000-50638

GRAYMARK PRODUCTIONS, INC.

(Exact name of small business issuer in its charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 N. Robinson, Suite 920
Oklahoma City, Oklahoma 73102
(Address of principal executive offices)

(405) 601-5300
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 4, 2006, 8,353,283 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2006

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

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements presented in this report were prepared and included in this report in accordance with Regulation S-X and Regulation S-B and appear in this report beginning on page F-1.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions. In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9. During the three months ending March 31, 2006, we earned revenue of approximately $187,000 from the international distribution of Cloud 9 and approximately $2,500 from the international distribution of The Hunt. We have competed the filming and production of Cloud 9, The Hunt and Surveillance. We are in post-production of our fourth motion picture film project, Soul’s Midnight and we are currently filming our fifth motion picture project, Fingerprints.

The following discussion covers our plan of operations for the next 12 months. As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Movie Development and Production

The movie industry generally consists of two principal activities, production and distribution. Production encompasses the development, financing and creation of feature-length movies. Distribution entails the promotion and marketing of movies in the various media markets, including theatrical, home video and television presentation. We typically acquire developed or “packaged” films from third parties, rather than retain and employ personnel to develop films for our production. Furthermore, our movies are typically distributed pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies. Our approach to acquisition, production, and distribution is to balance our financial risks against the probability of commercial success of each movie project.

We primarily produce English language motion pictures intended for domestic ancillary market release (home video and television, including pay-per-view, cable, satellite and network broadcast) that have production budgets of $250,000 to $3 million (“low-budget motion pictures,” “low budget movies” or “low-budget films”). We initially anticipated producing motion pictures that had production budgets of $2 million to $5 million, but based on the production of our motion pictures to date, we believe that a range of $250,000 to $3 million is appropriate.

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

Rather than retain and employ personnel to develop screenplays and perform other movie development activities, we typically acquire low-budget movie projects for production that are in the development phase, generally to the point that the initial screenplay has been written. In the pre-production and production phases of a motion picture, we hire skilled creative and production personnel, including cinematographers, editors, costume designers, set designers, sound and lighting technicians and actors on an as needed basis.

We enter into various production cost and revenue sharing arrangements, including joint ventures, partnerships and limited liability companies, on a movie-by-movie basis. These sharing arrangements are intended to complement or expand our business to permit the production of a greater number of movies, while sharing the financial risks of the movie. We may not realize the anticipated financial benefits when we enter into these arrangements. In addition, the negotiation of these arrangements, whether successful or not, may require us to incur significant costs and cause diversion of management’s time and resources. Accordingly, the costs of obtaining these sharing arrangements increase our invested cost in a movie without providing a correlating increase in the movie’s revenues and, consequently, adversely affect the financial performance of the movie.

Following our production of a movie, we intend to arrange for distribution through third-parties primarily into the domestic (United States and Canada) and international ancillary market (home video or pay and free television). Depending upon our ability to obtain favorable distribution arrangements, which depends in many cases upon the distributor’s assessment of the movie’s revenue potential, a particular movie may be distributed in the domestic and international theatrical markets as well as the ancillary markets. As of the date of this report, we have not entered into any arrangements for the theatrical release of our produced and in-production motion pictures. A substantial amount of time may elapse between our expenditure of funds in the production of a motion picture and the receipt of revenue from the motion picture we produce.

Our produced movies are distributed domestically pursuant to licensing arrangements with unrelated third-parties that are independently engaged in the promotion and distribution of movies. Our foreign market distribution arrangements are pursuant to sale or license of the international distribution rights to an unrelated third-party distributor for either a single up-front payment (in U.S. currency) without any retained participation in international source revenues or for the right to receive a percentage of gross receipts received by the distributor. As of the date of this report, we have entered into domestic (United States and Canada) distribution arrangements covering all of our motion picture projects and have entered into international distribution arrangements covering Cloud 9, The Hunt and Surveillance.

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

Recent Developments

Distribution of Cloud 9. In conjunction with the production of Cloud 9, with the other producers of Cloud 9, we formed Out of the Blue Productions, LLC (the “Production Company”). The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and the broadcast rights (pay and free television, video on demand and pay-per-view) for Cloud 9. Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received in June 2005 a non-refundable advance of $450,000 on our share of the net receipts from the domestic distribution of Cloud 9 that was distributed to us. The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts. Cloud 9 was released in the domestic video market during January 2006. The domestic distributor for Cloud 9 is not required to report revenue results to us for the first quarter of 2006 until 60 days after the end of the quarter. We will record revenue from the domestic distribution of Cloud 9 on the date that we receive detailed reporting of the sales results from the domestic distributor and can accurately determine our revenues from this distribution.

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”). Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000. During the three months ended March 31, 2006, we earned approximately $187,000 of revenue under this agreement.

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

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees. Furthermore, our co-finance providers are entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which we have paid $500,000. After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%. Our entitlement to distributions from the Production Company and the profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.

Distribution of The Hunt. During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt. The Hunt has been released in the international market and is expected to be released domestically later in 2006. We have incurred total production costs for The Hunt of approximately $386,000 as of March 31, 2006.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt. The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. We have also entered into an agreement for the international distribution of The Hunt. The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. During the three months ended March 31, 2006, we earned approximately $2,500 from the international distribution of The Hunt.

In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt. As of March 31, 2006, we have received approximately $214,000 from the licensee (minority interest) under the terms of the agreement. The company that developed the story concept for The Hunt retained a 25%

interest in the net receipts of The Hunt. Net receipts is defined as receipts after we recoup our production costs, interest and overhead. In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Distribution of Surveillance. During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance. Surveillance has been released in the international market and is expected to be released domestically later in 2006. We have incurred total production costs for Surveillance of approximately $592,000 as of March 31, 2006.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance. The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. We have also entered into an agreement for the international distribution of Surveillance. The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.

In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance. As of March 31, 2006, we have received $314,000 from the licensee (minority interest) under the terms of the agreement. In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Post-Production of Soul’s Midnight. During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight. We anticipate that our total production costs for Soul’s Midnight will be approximately $650,000.

We have entered into an agreement for the domestic distribution of Soul’s Midnight. The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 25% of the budget of Soul’s Midnight. We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for an amount equal to 50% of the budget. As of March 31, 2006, we have received $504,500 from the minority interests under the terms of the agreement.

Pre-Production and Filming of Fingerprints. During March 2006, we commenced the pre-production phase of our fifth motion picture project titled, Fingerprints. We anticipate completing the filming of this movie in April 2006. We anticipate that our total production costs for Fingerprints will be approximately $650,000.

We have entered into an agreement for the domestic distribution of Fingerprints. The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. In addition, we sold 42.5% of the copyright interest in Fingerprints to the licensee for an amount equal to 42.5% of the budget of Fingerprints. We also sold 20% of the copyright interest in Fingerprints to the creators of the script for an amount equal to 20% of the budget. As of March 31, 2006, we have received $504,500 from the minority interests under the terms of the agreement.

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

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model. The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share. The fair value of the warrants was estimated to be $349,459 and was recorded as paid-in capital and as a discount to the value of the notes. The value of the warrants will be amortized to interest expense over the respective terms of the Notes.

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

We capitalize the costs of production, including financing costs, to investment in motion pictures. These costs are amortized to direct operating expenses in accordance with SoP 00-2. These costs are stated at the lower of unamortized motion picture costs or fair value (net present value). Costs for an individual motion picture are amortized in the proportion that current period actual revenues bear to management’s estimates of the total revenue expected to be received from the motion picture over a period not to exceed 10 years from the date of delivery. We are required to regularly review and revise when necessary the total revenue estimates of each motion picture produced. As a result, if revenue estimates change with respect to a motion picture, it may be necessary to write down all or a portion of the unamortized costs of the motion picture. There is no assurance that revised revenue estimates will not occur that result in significant write-downs affecting our results of operations and financial condition.

Revenue from the sale or licensing of motion pictures will be recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures will be recognized at the time of exhibition based on our participation in box office receipts. If applicable, revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the later of shipment to the customer or “street date” (when it is available for sale by the customer). Furthermore, if applicable, under revenue sharing arrangements, rental revenue is recognized when we become entitled to receipts. For contracts that provide for rights to exploit a motion picture on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture where the contract specifies the permissible timing of release to various media, the fee is allocated to the various media based on an assessment of the relative fair value of the rights to exploit each media and will be recognized as the movie is released to each media. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on an assessment of the relative fair value of each title. If applicable, revenues from television licensing are recognized when the motion picture becomes available to the licensee for telecast. Cash payments received are recorded as deferred revenue until all the conditions of revenue recognition have been met. If applicable, we accrue for video returns and provide for allowances in the financial statements based on previous returns and our allowances history on a title-by-title basis in each of the video businesses. In this case, there may be differences between actual returns and allowances and our historical experience that we currently do not have. Revenues earned from the sale of DVDs through distribution agreements are recognized when sales from these distributors are known or can be accurately estimated.

We depend on the distributors of any motion picture we produce to account for and accurately report our share of exhibition revenue. While we expect to have certain audit rights to verify exhibition revenues received by our North American distributors,

•                                          distributors are often in a position to account for revenues in a manner that understates or fails accurately to account for revenues or

•                                          distributors may fail to maintain appropriate accounting records making it difficult to determine a producer’s actual share of revenues upon audit.

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

Recent Accounting Pronouncements

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on our consolidated financial statements or consolidated results of operations.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2006 and 2005. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2006	2005
Revenue	$189,286	$—

Expenses:
Direct operating	160,011	—
General and administrative	105,667	94,672
Depreciation	1,216	1,216

Total expenses	266,894	95,888

Operating loss	(77,608)	(95,888)

Other income (expense):
Interest and other income	9,133	3,733
Interest expense	(91,577)	—
Minority interests	(382)	—

Net other income (expense)	(82,826)	3,733

Net loss before income taxes	(160,434)	(92,155)
Provision for income taxes	—	—

Net loss	$(160,434)	$(92,155)

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

Our consolidated revenues for the three months ended March 31, 2006 (the “2006 1st Quarter”) were $189,286 and were attributable to the international distribution of Cloud 9 and The Hunt. We did not generate any revenue in the prior year’s first quarter.

Direct operating expenses primarily include amortization of film costs and participation costs. Our direct operating expenses of $160,111 for the 2006 1st Quarter were 85% of revenues. We did not incur any direct operating expenses in the prior year’s first quarter.

General and administration expenses of $105,667 for the 2006 1st Quarter increased $10,995, or 12%, from $94,672 in the prior year’s quarter. The increase in general and administration expenses was primarily due to the addition of a full-time production assistant and an increase in legal and professional fees associated with our reporting and filing requirements as a public company.

During the 2006 1st Quarter we realized interest income of $9,133, compared to $3,733 in the prior year’s first quarter. This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts.

We incurred interest expense of $91,577 during the 2006 1st Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable. We did not incur any interest expense in the prior year’s first quarter.

Minority interests in our earnings for the 2006 1st Quarter were $382 and were attributable to minority interests in our movie The Hunt.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings. Our cash and cash equivalents at March 31, 2006 totaled approximately $1,091,000. As of March 31, 2006, we had working capital of approximately $1,016,000.

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant. During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.

During 2005, we received $1,500,000 in proceeds from the issuance of convertible promissory notes.

Operating activities for the three months ended March 31, 2006, used net cash of $132,819 compared to operating activities for the three months ended March 31, 2005 which used $320,201. The decrease in cash flows used by operating activities is attributable to revenue generated during the first quarter of 2006 and a decrease in expenditures for film costs.

Investing activities for the three months ended March 31, 2006, generated net cash of $119,500 as a result of contributions made by our minority interests on certain film projects. We did not have any investing activities during the first quarter of 2005.

Financing activities during the three months ended March 31, 2006, used cash of $50,000 for the repayment of film obligations. We did not have any financing activities during the first quarter of 2005. During the 2006 1st Quarter, we issued 21,274 shares of common stock as payment of accrued interest (in the amount of $26,167) due on convertible notes payable.

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

Furthermore, we also similarly agreed to register (and maintain effective of the registration under the 1933 Act for the seven-year period) the 443,250 common stock shares underlying the placement agent warrants sold to the underwriter of our private placement offering, Viewtrade Financial, and 383,425 common stock shares issued pursuant to the one-year Financial Advisor Agreement to Viewtrade Financial. In accordance with this obligation, we initially included these common stock shares in the registration statement that registered the private placement common stock shares and redeemable warrants; however, on February 27, 2004, Viewtrade Financial, on its own behalf as well as the other holders of the placement agent warrants and the recipients and holders of the common stock shares assigned to affiliates of Viewtrade Financial, elected to remove those shares from the registration statement. Although we have been informed by our legal counsel that the common stock shares, other than those underlying the placement agent warrants, may be sold without further restriction pursuant to Rule 144 as promulgated by the Securities and Exchange Commission, we anticipate filing a registration statement in accordance with this registration obligation during the last half of 2006.

Office Space Arrangement. Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma. These office facilities consist approximately of 1,500 square feet and are occupied under an unwritten month-to-month lease arrangement, requiring monthly rental payments of $600. The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC. Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that as of the date of this report there is no intent to terminate our occupancy of the office facilities. Under Oklahoma law, termination of our month-to-month lease arrangement requires at least 30 days prior written notice. In the event of this termination, we believe there is adequate office space and facilities available in the Oklahoma City area. In the event we are required to move from our current office facilities, the terms of occupancy, including the increased rental payments, will be substantially different than those under which our office space is currently occupied and the annual rental rate will probably be from $8 to $12 per square foot ($12,000 to $18,000 per year based upon 1,500 square feet of office facilities).

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

We believe that our operations as a result of our motion picture projects will achieve profitability. We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at March 31, 2006 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$—	$1,500,000	$—	$—	$1,500,000
Operating leases	7,200	—	—	—	7,200
Employment contracts	60,000	—	—	—	60,000

	$67,200	$1,500,000	$—	$—	$1,567,200

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

Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

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
Date: May 4, 2006

	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: May 4, 2006

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$1,090,521	$1,153,840
Film deposits	—	32,500
Accounts receivable	58,612	—

Total current assets	1,149,133	1,186,340

Fixed assets, net	15,109	16,325
Prepaid loan fees	108,493	126,986
Investment in films	3,525,812	3,458,417

Total assets	$4,798,547	$4,788,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$133,439	$101,659

Total current liabilities	133,439	101,659

Film obligations	—	50,000
Convertible note payable, net of discounts of $244,123 and $287,207 at March 31, 2006 and December 31, 2005, respectively	1,255,877	1,212,793

Total liabilities	1,389,316	1,364,452

Minority interests	1,113,979	994,097

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,310,425 issued and outstanding at March 31, 2006 (8,289,151 shares issued and outstanding at December 31, 2005)	831	829
Paid-in capital	4,248,017	4,221,852
Accumulated deficit	(1,953,596)	(1,793,162)

Total shareholders’ equity	2,295,252	2,429,519

Total liabilities and shareholders’ equity	$4,798,547	$4,788,068

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$189,286	$—

Expenses:
Direct operating	160,011	—
General and administrative	105,667	94,672
Depreciation	1,216	1,216

Total expenses	266,894	95,888

Operating loss	(77,608)	(95,888)

Other Income (Expense):
Interest and other income	9,133	3,733
Interest expense	(91,577)	—
Minority interests	(382)	—

Net other income (expense)	(82,826)	3,733

Net loss before provision for income taxes	(160,434)	(92,155)

Provision for income taxes	—	—

Net loss	$(160,434)	$(92,155)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	8,310,425	8,258,425

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit
	Shares	Amount

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)

Issuance of stock for consulting services	10,000	1	14,499	—
Issuance of stock for investor relations services	10,000	1	9,374	—
Issuance of stock for convertible notes interest	10,726	1	10,832	—
Warrants issued with convertible notes	—	—	349,458	—
Net loss	—	—	—	(551,186)

Balance, December 31, 2005	8,289,151	829	4,221,852	(1,793,162)

Issuance of stock for convertible notes interest	21,274	2	26,165	—
Net loss	—	—	—	(160,434)

Balance, March 31, 2006	8,310,425	$831	$4,248,017	$(1,953,596)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Operating activities:
Net loss	$(160,434)	$(92,155)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,216	1,216
Amortization of film costs	159,581	—
Issuance of common stock for convertible notes interest	26,167	—
Interest expense allocated to warrants	43,084	—
Minority interests	382	—
Changes in assets and liabilities –
Film deposits	32,500	37,201
Accounts receivable	(58,612)	—
Prepaid loan fees	18,493	—
Investment in films	(226,976)	(337,849)
Accrued liabilities	31,780	71,386

Net cash used by operating activities	(132,819)	(320,201)

Investing activities:
Minority interests - contributions	119,500	—

Net cash provided by financing activities	119,500	—

Financing activities:
Repayment of film obligations	(50,000)	—

Net cash used in financing activities	(50,000)	—

Net change in cash and cash equivalents	(63,319)	(320,201)

Cash and cash equivalents at beginning of period	1,153,840	877,933

Cash and cash equivalents at end of period	$1,090,521	$557,732

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest expense	$26,167	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended March 31, 2006 and 2005

Note 1 – Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and is an independent producer and distributor of film entertainment content. The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios. The Company has completed the production and released its first and second motion picture projects titled, Cloud 9 and The Hunt. The Company has also completed the filming and is in post-production on its third and fourth motion pictures titled, Surveillance and Soul’s Midnight. The Company is in pre-production and filming stage of its fifth motion picture project titled, Fingerprints. The Company has negotiated agreements for the domestic marketing and distribution of all five films and for the international marketing and distribution of Cloud 9, The Hunt and Surveillance. Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005. The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of Graymark Productions, Inc. and its majority owned and controlled subsidiaries. The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements. The Company’s subsidiaries include Graymark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”), Soul’s Midnight LLC (“Soul’s Midnight”) and Fingerprints LLC (“Fingerprints”). The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company. Out of the Blue was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced. The Company has funded 100% of the acquisition and production costs of Cloud 9. The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture. The Company has 100% voting control of Out of the Blue. The Hunt, Surveillance and Soul’s Midnight are 100% owned by the Company.

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

Recently Issued Accounting Standards –

SFAS 123(R) – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on our consolidated financial statements or consolidated results of operations.

Note 3 – Investment in Films

	March 31, 2006	December 31, 2005

Released, net of accumulated amortization	$2,831,605	$2,012,439
Completed and not released	—	375,790
In progress	694,207	1,070,188
In development	—	—

Total	$3,525,812	$3,458,417

The Company estimates that 100% of the unamortized investment in films at March 31, 2006 will be amortized within the next three years. Approximately $2,302,000 of film costs are expected to be amortized during the next twelve months. No participation liabilities are expected to be paid during the next twelve months.

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

Note 5 – Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9. The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9. After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9. As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film. The $500,000 received under the co-financing agreements represents 21% of the anticipated total cost of Cloud 9. During June 2005 and January 2006, $450,000 and $50,000, respectively, was repaid to investors from the first proceeds from Cloud 9. The funding under the co-financing agreements came from related parties to the Company as described below:

Source of Funding	Original Amount	Remaining Balance

Greater than 5% shareholder	$250,000	$—
Company’s chairman and chief executive officer	100,000	—
A company 50% owned by the Company’s chief financial officer	100,000	—
Company shareholder	50,000	—

Total	$500,000	$—

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

The following summarizes the revenue participations before and after net profit participations on the Company’s films The Hunt, Surveillance, Soul’s Midnight and Fingerprints:

	Before Payout		After Payout
	Company	Other Members	Company	Other Members	Third- Party Interest

The Hunt
Revenue allocation	65%	35%	44%	24%	34%
Production costs to be paid	50%	50%

Surveillance
Revenue allocation	50%	50%	46%	46%	8%
Production costs to be paid	50%	50%

Soul’s Midnight
Revenue allocation	25%	75%	24%	72%	4%
Production costs to be paid	25%	75%

Fingerprints
Revenue allocation	37.5%	62.5%	36%	60%	4%
Production costs to be paid	37.5%	62.5%

Note 7 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets. These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market. The table below summarizes the distribution fees negotiated as of March 31, 2006 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	n/a	n/a

Note 8 – Capital Structure

In January 2006, the Company issued 21,274 shares of common stock to pay accrued interest due of $26,267, as of December 31, 2005, on the Company’s convertible notes payable.

Note 9 – Subsequent Events

In April 2006, the Company issued 42,858 shares of common stock to pay accrued interest of $30,000 due, as of March 31, 2006, on the Company’s convertible notes payable.