Form 10QSB
period 2006-06-30
GRAYMARK PRODUCTIONS INC
filed 2006-08-11
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2006, 8,412,107 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.
FORM 10-QSB
For the Quarter Ended June 30, 2006

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

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  During the six months ending June 30, 2006, we earned revenue of approximately $204,000 from the international distribution of Cloud 9 and approximately $12,000 and $21,000, respectively, from the international distribution of The Hunt and Surveillance.  We have completed the filming and production of Soul’s Midnight and we are in post-production of our motion picture film project, Fingerprints.

During the 2nd quarter of 2006, based on the actual domestic DVD sales to date, we adjusted our estimates of the ultimate revenues for Cloud 9 which resulted in a write-down of our investment in Cloud 9 of $1,445,014.

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

Following our production of a movie, we intend to arrange for distribution through third parties primarily into the domestic (United States and Canada) and international ancillary market (home video or pay and free television).  Depending upon our ability to obtain favorable distribution arrangements, which depends in many cases upon the distributor’s assessment of the movie’s revenue potential, a particular movie may be distributed in the domestic and international theatrical markets as well as the ancillary markets. As of the date of this report, we have not entered into any arrangements for the theatrical release of our produced and in-production motion pictures.  A substantial amount of time may elapse between our expenditure of funds in the production of a motion picture and the receipt of revenue from the motion picture we produce.

Our produced movies are distributed domestically pursuant to licensing arrangements with unrelated third parties that are independently engaged in the promotion and distribution of movies.  Our foreign market distribution arrangements are pursuant to sale or license of the international distribution rights to an unrelated third-party distributor for either a single up-front payment (in U.S. currency) without any retained participation in international source revenues or for the right to receive a percentage of gross receipts received by the distributor.  As of the date of this report, we have entered into domestic (United States and Canada) distribution arrangements covering all of our motion picture projects and have entered into international distribution arrangements covering Cloud 9, The Hunt and Surveillance.

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

Recent Developments

Cloud 9.  In conjunction with the production of Cloud 9, with the other producers of Cloud 9, we formed Out of the Blue Productions, LLC (the “Production Company”).  The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and the broadcast rights (pay and free television, video on demand and pay-per-view) for Cloud 9.  Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received in June 2005 a non-refundable advance of $450,000 on our share of the net receipts from the domestic distribution of Cloud 9 that was distributed to us.  This advance was recognized as revenue in June 2005 upon delivery of the completed film.  The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts.  Cloud 9 was released in the domestic video market during January 2006.  The domestic distributor of Cloud 9 is not required to report revenue results to us until 60 days after the end of each calendar quarter.  We will record revenue from the domestic distribution of Cloud 9 on the date that we receive detailed reporting of the sales results from the domestic distributor and can accurately determine our revenues from this distribution.  In July 2006, we received the first reporting from the domestic distributor and based on the sales data revised our ultimate revenue estimate.  This resulted in an impairment charge to film costs of $1,445,014.

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment  of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.  During the six months ended June 30, 2006, we earned approximately $204,000 of revenue under this agreement.

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

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees.  Furthermore, our co-finance providers were entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which we have paid in whole.  After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 will be 30.6%.   Our entitlement to distributions from the Production Company and the profits interest granted to Bert Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.

The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  The Hunt has been released in the international market and is expected to be released domestically later in 2006.  We have incurred total production costs for The Hunt of approximately $387,000 as of June 30, 2006.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the six months ended June 30, 2006, we earned approximately $12,000 from the international distribution of The Hunt.

In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt.  As of June 30, 2006, we have received approximately $214,000 from the licensee (minority interest) under the terms of the agreement.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  Surveillance has been released in the international market and is expected to be released domestically later in 2006.  We have incurred total production costs for Surveillance of approximately $641,000 as of June 30, 2006.

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

In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance.  As of June 30, 2006, we have received $312,000 from the licensee (minority interest) under the terms of the agreement.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Soul’s Midnight.  During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight.  We have incurred total production costs for Soul’s Midnight of approximately $686,000 as of June 30, 2006.

We have entered into an agreement for the domestic distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 25% of the budget of Soul’s Midnight.  We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for an amount equal to 50% of the budget.  As of June 30, 2006, we have received $513,500 from the minority interests under the terms of the agreement.

Fingerprints.  During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints.  We anticipate completing the filming of this movie in April 2006.  We have incurred total production costs for Fingerprints of approximately $586,000 as of June 30, 2006.

We have entered into an agreement for the domestic distribution of Fingerprints.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 42.5% of the copyright interest in Fingerprints to the licensee for an amount equal to 42.5% of the budget of Fingerprints.  We also sold 20% of the copyright interest in Fingerprints to the creators of the script for an amount equal to 20% of the budget.  As of June 30, 2006, we have received $406,250 from the minority interests under the terms of the agreement.

Summary Motion Picture Revenue Participation and Net Rights in Distribution.   The following summarizes the revenue participations before and after net profit participations in our films The Hunt, Surveillance, Soul’s Midnight and Fingerprints:

	Before Payout		After Payout
	Company	Other Members	Company	Other Members	Third-Party Interest

The Hunt
Revenue allocation	65%	35%	44%	24%	34%
Production costs to be paid	50%	50%

Surveillance
Revenue allocation	50%	50%	46%	46%	8%
Production costs to be paid	50%	50%

Soul’s Midnight
Revenue allocation	25%	75%	24%	72%	4%
Production costs to be paid	25%	75%

Fingerprints
Revenue allocation	35%	65%	34%	62%	4%
Production costs to be paid	35%	65%

The table below summarizes the distribution fees negotiated as of June 30, 2006 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

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

Output Agreement.  In June 2005, we entered into an agreement providing Image Entertainment (“Image”) with the first-look right at the movies we produce (the “Output Agreement”).  Image has a “first look” on all projects up to $2,000,000 that we undertake during the three-year period beginning on the date of delivery of The Hunt which was delivered in February 2006.  If Image were to choose not to become involved in a motion picture project, we have the right to produce and distribute the motion picture with another person without any further obligation to Image.  Image agreed to fund up to 50% of each production budget for mutually agreed upon motion picture projects.  This funding is payable in three installments:  20% of the approved production budget through pre-production, 60% through the physical shooting schedule, and 20% through the post-production process.

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

Recent Accounting Pronouncements

SFAS 123(R) B In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard.  Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on our consolidated financial statements or consolidated results of operations.

Results of Operations

The following table sets forth selected results of our operations for the three and six months ended June 30, 2006 and 2005.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$47,580	$450,000	$236,866	$450,000
Expenses:
Direct operating	31,440	409,237	191,451	409,237
Impairment of film costs	1,445,014	—	1,445,014	—
General and administrative	95,462	107,027	201,130	201,698
Depreciation	1,216	1,216	2,431	2,432

Total expenses	1,573,132	517,480	1,840,026	613,367

Operating loss	(1,525,552)	(67,480)	(1,603,160)	(163,367)

Other income (expense):
Interest and other income	7,514	1,059	16,646	4,791
Interest expense	(92,262)	—	(183,839)	—
Minority interests	(4,458)	—	(4,839)	—

Net other income (expense)	(89,206)	1,059	(172,032)	4,791

Net loss before income taxes	(1,614,758)	(66,421)	(1,775,192)	(158,576)
Provision for income taxes	—	—	—	—

Net loss	$(1,614,758)	$(66,421)	$(1,775,192)	$(158,576)

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

Our consolidated revenues for the three months ended June 30, 2006 (the “2006 2nd Quarter”) were $47,580 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance.  We generated $450,000 of revenue in the prior year’s second quarter from the non-refundable advance we received on the domestic distribution of Cloud 9.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $31,440 for the 2006 2nd Quarter were 66% of revenues.  Our direct operating expenses of $409,237 for the 2005 2nd Quarter were 91% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.

As of June 30, 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we do not feel that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which is equal to the amount that management estimates will be collected through continuing international distribution and broadcast distribution of Cloud 9.

General and administration expenses of $95,462 for the 2006 2nd Quarter decreased $11,565, or 11%, from $107,027 in the prior year’s quarter.  The decrease in general and administration expenses was primarily due to a decrease in legal and professional fees associated with our reporting and filing requirements as a public company and a decrease in employee benefits which were offset by a increase in our monthly lease expense.

During the 2006 2nd Quarter, we realized interest income of $7,514, compared to $1,059 in the prior year’s first quarter.  This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $92,262 during the 2006 2nd Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We did not incur any interest expense in the prior year’s quarter.

Minority interests in our earnings for the 2006 2nd Quarter were $4,458 and were attributable to minority interests in our movies The Hunt and Surveillance.

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

Our consolidated revenues for the six months ended June 30, 2006 were $236,866 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance.  We generated $450,000 of revenue in the prior year’s first quarter from the non-refundable advance we received on the domestic distribution of Cloud 9.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $191,451 for the six months ended June 30, 2006 were 81% of revenues.  Our direct operating expenses of $409,237 for the six months ended June 30, 2005 were 91% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.

As of June 30 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we do not feel that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which is equal to the amount that management estimates will be collected through continuing international distribution and broadcast distribution of Cloud 9.

General and administration expenses of $201,130 for the six months ended decreased less than 1% from $201,698 in the prior year’s first six months.  The decrease in general and administration expenses was primarily due to a decrease in legal and professional fees associated with our reporting and filing requirements as a public company and a decrease in employee benefits which were offset by a increase in our monthly lease expense.

During the first six months of 2006, we realized interest income of $16,646, compared to $4,791 in the prior year’s first six months.  This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $183,839 during the first six months of 2006 that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We did not incur any interest expense in the prior year’s first six months.

Minority interests in our earnings for the six months ended June 30, 2006 were $4,839 and were attributable to minority interests in our movies The Hunt and Surveillance.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings.  Our cash and cash equivalents at June 30, 2006 totaled approximately $889,000.  As of June 30, 2006, we had working capital of approximately $837,000.

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant.  During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.

During 2005, we received $1,500,000 in proceeds from the issuance of convertible promissory notes.

Operating activities for the six months ended June 30, 2006, used net cash of $665,005 compared to operating activities for the six months ended June 30, 2005 which used $205,038.  The decrease in cash flows used by operating activities was attributable to a decrease of revenue generated during the first six months of 2006 and an increase in expenditures for film costs.

Investing activities for the six months ended June 30, 2006, generated net cash of $450,385 as a result of contributions made by our minority interests on certain film projects.  We did not have any investing activities during the first six months of 2005.

Financing activities during the six months ended June 30, 2006 and 2005, used cash of $50,000 and $450,000, respectively, for the repayment of film obligations.  During the first six months of 2006, we issued 64,132 shares of common stock as payment of accrued interest (in the amount of $56,167) due on convertible notes payable.

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

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under an written month-to-month lease arrangement, requiring monthly rental payments of approximately $2,100.  The costs of building-out and improving our offices was approximately $15,000 which we paid rather than Corporate Tower, LLC, our landlord.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that as of the date of this report there is no intent to terminate our occupancy of the office facilities.  Under Oklahoma law, termination of our month-to-month lease arrangement requires at least 30 days prior written notice.  In the event of this termination, we believe there is adequate office space and facilities available in the Oklahoma City area.

12-Month Overhead Budget

Our budgeted overhead expenses for the next 12 months are as follows:

Expenditure	Monthly	12 Months
Administrative expenditures:
Executive officer compensation	$12,000	$144,000
Administrative salaries	3,000	36,000
Payroll taxes	1,200	14,400
Telephone	600	7,200
Rent	2,100	25,200
Legal	3,000	36,000
Accounting	3,000	36,000
Public relations	500	6,000
Insurance	500	6,000
Stock transfer	800	9,600
Miscellaneous	1,000	12,000
Total Administrative Expenditures	$27,700	$332,400

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Either one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at June 30, 2006 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$—	$1,500,000	$—	$—	$1,500,000
Operating leases	25,608	—	—	—	25,608

	$25,608	$1,500,000	$—	$—	$1,525,608

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described under the caption “Additional Factors that May Affect Our Future Results” appearing under “Item 1. Description of Business” of our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 24, 2006, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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
Date: August 11, 2006

	By:	/s/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: August 11, 2006

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$889,220	$1,153,840
Film deposits	19,584	32,500
Accounts receivable	29,341	—

Total current assets	938,145	1,186,340

Fixed assets, net	13,892	16,325
Prepaid loan fees	89,794	126,986
Investment in films	2,523,967	3,458,417

Total assets	$3,565,798	$4,788,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$101,113	$101,659

Total current liabilities	101,113	101,659

Film obligations	—	50,000
Convertible note payable, net of discounts of $200,560 and $287,207 at June 30, 2006 and December 31, 2005, respectively	1,299,440	1,212,793

Total liabilities	1,400,553	1,364,452

Minority interests	1,449,321	994,097

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,353,283 issued and outstanding at June 30, 2006 (8,289,151 shares issued and outstanding at December 31, 2005)	835	829
Paid-in capital	4,283,443	4,221,852
Accumulated deficit	(3,568,354)	(1,793,162)

Total shareholders’ equity	715,924	2,429,519

Total liabilities and shareholders’ equity	$3,565,798	$4,788,068

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues	$47,580	$450,000

Expenses:
Direct operating	31,440	409,237
Impairment of investment in films	1,445,014	—
General and administrative	95,462	107,027
Depreciation	1,216	1,216

Total expenses	1,573,132	517,480

Operating loss	(1,525,552)	(67,480)

Other Income (Expense):
Interest and other income	7,514	1,059
Interest expense	(92,262)	—
Minority interests	(4,458)	—

Net other income (expense)	(89,206)	1,059

Net loss before provision for income taxes	(1,614,758)	(66,421)

Provision for income taxes	—	—

Net loss	$(1,614,758)	$(66,421)

Net loss per share of common stock, basic and diluted	$(0.19)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	8,353,283	8,258,425

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Revenues	$236,866	$450,000

Expenses:
Direct operating	191,451	409,237
Impairment of investment in films	1,445,014	—
General and administrative	201,130	201,698
Depreciation	2,431	2,432

Total expenses	1,840,026	613,367

Operating loss	(1,603,160)	(163,367)

Other Income (Expense):
Interest and other income	16,646	4,791
Interest expense	(183,839)	—
Minority interests	(4,839)	—

Net other income (expense)	(172,032)	4,791

Net loss before provision for income taxes	(1,775,192)	(158,576)

Provision for income taxes	—	—

Net loss	$(1,775,192)	$(158,576)

Net loss per share of common stock, basic and diluted	$(0.21)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,331,854	8,258,425

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)

Issuance of stock for consulting services	10,000	1	14,499	—
Issuance of stock for investor relations	10,000	1	9,374	—
Issuance of stock for convertible notes	10,726	1	10,832	—
Warrants issued with convertible notes	—	—	349,458	—
Net loss	—	—	—	(551,186)

Balance, December 31, 2005	8,289,151	829	4,221,852	(1,793,162)

Issuance of stock for convertible notes	64,132	6	56,161	—
Issuance of stock options	—	—	5,430	—
Net loss	—	—	—	(1,775,192)

Balance, June 30, 2006	8,353,283	$835	$4,283,443	$(3,568,354)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Operating activities:
Net loss	$(1,775,192)	$(158,576)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,431	2,432
Amortization of film costs	195,618	409,237
Impairment of investment in films	1,445,014	—
Issuance of common stock for convertible notes interest	56,167	—
Interest expense allocated to warrants	86,647	—
Non-cash stock option compensation	5,430	—
Minority interests	4,839	—
Changes in assets and liabilities –
Film deposits	12,916	48,601
Accounts receivable	(29,341)	—
Prepaid loan fees	37,192	—
Investment in films	(706,181)	(521,244)
Accrued liabilities	(545)	14,512

Net cash used by operating activities	(665,005)	(205,038)

Investing activities:
Minority interests - contributions	450,385	—

Net cash provided by financing activities	450,385	—

Financing activities:
Repayment of film obligations	(50,000)	(450,000)

Net cash used in financing activities	(50,000)	(450,000)

Net change in cash and cash equivalents	(264,620)	(655,038)

Cash and cash equivalents at beginning of period	1,153,840	877,933

Cash and cash equivalents at end of period	$889,220	$222,895

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$56,167	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Periods Ended June 30, 2006 and 2005

Note 1 – Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and is an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios.  The Company has completed the production and released its motion picture projects titled, Cloud 9, The Hunt and Surveillance.  The Company has completed, but not released its motion picture titled, Soul’s Midnight.  The Company has also completed the filming and is in post-production on its motion pictures titled, Fingerprints.  The Company has negotiated agreements for the domestic marketing and distribution of all five films and for the international marketing and distribution of Cloud 9, The Hunt and Surveillance.  Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.  The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of Graymark Productions, Inc. and its majority owned and controlled subsidiaries.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include Graymark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”), Soul’s Midnight LLC (“Soul’s Midnight”) and Fingerprints LLC (“Fingerprints”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced.  The Company has funded 100% of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  Under the terms of the Out of the Blue operating agreement, the Company has 100% voting control of Out of the Blue.  The Hunt, Surveillance and Soul’s Midnight are 100% owned by the Company.

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

Investment in Films – Investment in films includes capitalized direct negative costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.  Film production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis.

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

Recently Issued Accounting Standards –

SFAS 123R – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  We adopted SFAS 123R on January 1, 2006 using the modified prospective method as described in the standard.  Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123R had no impact on our consolidated financial statements or consolidated results of operations.

Note 3 – Investment in Films

	June 30, 2006	December 31, 2005

Released, net of accumulated amortization and impairment	$1,352,000	$2,012,439
Completed and not released	635,833	375,790
In progress	536,134	1,070,188
In development	—	—

Total	$2,523,967	$3,458,417

The Company estimates that 100% of the unamortized investment in films at June 30, 2006 will be amortized within the next three years.  Approximately $1,623,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next 12 months.

Based on the revenue generated to date for the domestic sales of Cloud 9, the Company made the determination that previous estimates of the ultimate revenue for Cloud 9 were overstated.  During June 2006, the Company revised the estimates of ultimate revenue for Cloud 9 which resulted in an impairment charge to investment in films of $1,445,014.

Note 4 – Convertible Note Payable

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

The following summarizes the revenue participations before and after net profit participations on the Company’s films The Hunt, Surveillance, Soul’s Midnight and Fingerprints:

	Before Payout		After Payout
	Company	Other Members	Company	Other Members	Third- Party Interest

The Hunt
Revenue allocation	65%	35%	44%	24%	32%
Production costs to be paid	50%	50%

Surveillance
Revenue allocation	50%	50%	46%	46%	8%
Production costs to be paid	50%	50%

Soul’s Midnight
Revenue allocation	25%	75%	24%	72%	4%
Production costs to be paid	25%	75%

Fingerprints
Revenue allocation	35%	65%	34%	62%	4%
Production costs to be paid	35%	65%

Note 7 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of June 30, 2006 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	n/a	n/a

Note 8 – Capital Structure

In January 2006, the Company issued 21,274 shares of common stock to pay accrued interest due of $26,267, as of December 31, 2005, on the Company’s convertible notes payable.  In April 2006, the Company issued 42,858 shares of common stock to pay accrued interest due of $30,000, as of March 31, 2006, on the Company’s convertible notes payable.

Note 9 – Stock Options and Warrants

In June 2006, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $0.75.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan  The options expire on September 30, 2011.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option pricing model with the following assumptions used for grants:  weighted average risk free interest rate of 5.0%; no dividend yield; volatility of 46%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the 140,000 options was estimated to be $37,953 which will be recorded as compensation expense over the requisite service period of June 15, 2006 to October 1,

2006.  The Company recorded compensation expense of $5,430 during the period ended June 30, 2006; the remaining $32,523 will be expensed in the quarter ended September 30, 2006.

Note 10 – Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a month to month lease.  Rent expense applicable to the corporate offices for the six months ended June 30, 2006 and 2005 was $8,168 and $2,943, respectively.

Note 11 – Subsequent Events

In July 2006, the Company issued 58,824 shares of common stock to pay accrued interest of $30,000 due, as of June 30, 2006, on the Company’s convertible notes payable.