Form 10QSB
period 2006-09-30
GRAYMARK PRODUCTIONS INC
filed 2006-11-14
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006, 8,562,107 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended September 30, 2006

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

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  During the nine months ending September 30, 2006, we earned revenue of approximately $272,000 from the international distribution of Cloud 9 and approximately $31,000, $29,000 and $60,000, respectively, from the international distribution of The Hunt, Surveillance and Soul’s Midnight.  We are currently in post-production of our motion picture film project, Fingerprints.

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

Our produced movies are distributed domestically pursuant to licensing arrangements with unrelated third parties that are independently engaged in the promotion and distribution of movies.  Our foreign market distribution arrangements are pursuant to sale or license of the international distribution rights to an unrelated third-party distributor for either a single up-front payment (in U.S. currency) without any retained participation in international source revenues or for the right to receive a percentage of gross receipts received by the distributor.  As of the date of this report, we have entered into domestic (United States and Canada) distribution arrangements covering all of our motion picture projects and have entered into international distribution arrangements covering Cloud 9, The Hunt, Surveillance and Soul’s Midnight.

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

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.  During the nine months ended September 30, 2006, we earned approximately $272,000 of revenue under this agreement.

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

The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  The Hunt has been released in the international market and is expected to be released domestically during the first quarter of 2007.  We have incurred total production costs for The Hunt of approximately $387,000 as of September 30, 2006.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the nine months ended September 30, 2006, we earned approximately $31,000 from the international distribution of The Hunt.

In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt.  As of September 30, 2006, we have received approximately $214,000 from the licensee (minority interest) under the terms of the agreement.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  Surveillance has been released in the international market and is expected to be released domestically later in 2006.  We have incurred total production costs for Surveillance of approximately $591,000 as of September 30, 2006.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the nine months ended September 30, 2006, we earned approximately $29,000 from the international distribution of Surveillance.

In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance.  As of September 30, 2006, we have received $312,000 from the licensee (minority interest) under the terms of the agreement.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Soul’s Midnight.  During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight.  We have incurred total production costs for Soul’s Midnight of approximately $662,000 as of September 30, 2006.

We have entered into an agreement for the domestic distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the nine months ended September 30, 2006, we received a non-refundable advance of $60,000 from the international distribution of Soul’s Midnight.

In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 25% of the budget of Soul’s Midnight.  We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for an amount equal to 50% of the budget.  As of September 30, 2006, we have received $513,000 from the minority interests under the terms of the agreement.

Fingerprints.  During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints.  We have incurred total production costs for Fingerprints of approximately $576,000 as of September 30, 2006.

We have entered into an agreement for the domestic distribution of Fingerprints.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 42.5% of the copyright interest in Fingerprints to the licensee for an amount equal to 42.5% of the budget of Fingerprints.  We also sold 20% of the copyright interest in Fingerprints to the creators of the script for an amount equal to 20% of the budget.  As of September 30, 2006, we have received $406,250 from the minority interests under the terms of the agreement.

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

The table below summarizes the distribution fees negotiated as of September 30, 2006 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%

Broadcast	20%	n/a	n/a	n/a	n/a

International	15%	20%	20%	20%	n/a

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

SFAS 155 – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.  This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

FIN 48 – In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”  (“SFAS No. 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management is assessing the impact of the adoption of this Statement.

SFAS 158 – In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

SAB 108 – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Results of Operations

The following table sets forth selected results of our operations for the three and nine months ended September 30, 2006 and 2005.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$154,522	$—	$391,388	$450,000
Expenses:
Direct operating	132,092	—	323,543	413,404
Impairment of film costs	—	10,500	1,445,014	10,500
General and administrative	101,521	117,586	302,647	315,116
Depreciation	1,216	1,216	3,649	3,649

Total expenses	234,829	129,302	2,074,853	742,669

Operating loss	(80,307)	(129,302)	(1,683,465)	(292,669)

Other income (expense):
Interest and other income	7,168	3,450	23,814	8,241
Interest expense	(92,945)	(39,306)	(276,784)	(39,306)
Minority interests	(13,248)	—	(18,088)	—

Net other income (expense)	(99,025)	(35,856)	(271,058)	(31,065)

Net loss before income taxes	(179,332)	(165,158)	(1,954,523)	(323,734)
Provision for income taxes	—	—	—	—

Net loss	$(179,332)	$(165,158)	$(1,954,523)	$(323,734)

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

Our consolidated revenues for the three months ended September 30, 2006 (the “2006 3rd Quarter”) were $154,522 and were attributable to the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  We did not generate any revenue in the prior year’s third quarter.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $132,092 for the 2006 3rd Quarter were 85% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.  During the third quarter of 2005, we incurred an impairment of film costs of $10,500 associated with the elimination of two film projects in progress.

General and administration expenses of $101,521 for the 2006 3rd Quarter decreased $16,065, or 14%, from $117,586 in the prior year’s quarter.  The decrease in general and administration expenses was primarily due to a decrease in legal and professional fees associated with our reporting and filing requirements as a public company and a decrease in consulting services which were offset by an increase in our monthly lease expense and an increase in salaries and wages.

During the 2006 3rd Quarter, we realized interest income of $7,168, compared to $3,450 in the prior year’s third quarter.  This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $92,945 during the 2006 3rd Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We incurred interest expense $39,306 during the third quarter of 2005.  The increase in interest expense from 2005 to 2006 is attributable to an increase in the amount of convertible notes payable.

Minority interests in our earnings for the 2006 3rd Quarter were $13,248 and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

Our consolidated revenues for the nine months ended September 30, 2006 were $391,388 and were attributable to the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  We generated $450,000 of revenue in the prior year’s first quarter from the non-refundable advance we received on the domestic distribution of Cloud 9.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $323,543 for the nine months ended September 30, 2006 were 83% of revenues.  Our direct operating expenses of $413,404 for the nine months ended September 30, 2005 were 92% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.

As of June 30, 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we do not feel that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which is equal to the amount that management estimates will be collected through continuing international distribution and broadcast distribution of Cloud 9.  During the third quarter of 2005, we incurred an impairment of film costs of $10,500 associated with the elimination of two film projects in progress.

General and administration expenses of $302,647 for the nine months ended September 30, 2006 decreased 4% from $315,116 in the prior year’s first nine months.  The decrease in general and administration expenses was primarily due to a decrease in legal and professional fees associated with our reporting and filing requirements as a public company, decrease in consulting services and a decrease in employee benefits which were offset by an increase in our monthly lease expense and an increase in salaries and wages.

During the first nine months of 2006, we realized interest income of $23,814, compared to $8,241 in the prior year’s first nine months.  This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $276,784 during the first nine months of 2006 that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  The increase in interest expense from 2005 to 2006 is attributable to an increase in the amount of convertible notes payable.

Minority interests in our earnings for the nine months ended September 30, 2006 were $18,088 and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings.  Our cash and cash equivalents at September 30, 2006 totaled approximately $931,000.  As of September 30, 2006, we had working capital of approximately $214,000.

In April 2004, we completed our private placement offering of our common stock shares and redeemable warrants in units of one common stock share and one redeemable warrant.  During 2003 and 2004, we received net proceeds of $2,535,224 from this private placement offering.

During 2005, we received $1,500,000 in proceeds from the issuance of convertible promissory notes.

Operating activities for the nine months ended September 30, 2006, used net cash of $623,045 compared to operating activities for the nine months ended September 30, 2005 which used $406,412.  The increase in cash flows used by operating activities was attributable to a decrease of revenue generated during the first nine months of 2006 and an increase in expenditures for film costs.

Investing activities for the nine months ended September 30, 2006, generated net cash of $450,385 as a result of contributions made by our minority interests on certain film projects.  We did not have any investing activities during the first nine months of 2005.

Financing activities during the nine months ended September 30, 2006, used cash of $50,000 for the repayment of film obligations.  Financing activities during the nine months ended September 30, 2005, generated $300,000.  In June 2005, we used $450,000 for the repayment of film obligations and in July 2005, we received $750,000 from the issuance of a convertible note payable.  During the first nine months of 2006, we issued 122,956 shares of common stock as payment of accrued interest (in the amount of $86,167) due on convertible notes payable.

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Either one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at September 30, 2006 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$750,000	$750,000	$—	$—	$1,500,000
Operating leases	25,608	—	—	—	25,608

	$775,608	$750,000	$—	$—	$1,525,608

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

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the nine months ended September 30, 2006, we issued 122,956 shares of our common stock to SXJE, LLC, the holder of certain convertible promissory notes, in payment of the accrued interest of $86,167 (see Item 2. Management’s Discussion and Anaylsis or Plan of Operation — Recent Developments — Convertible Note Financing).  These were issued pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D.  SXJE, LLC qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock.

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

SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)

	By:	/S/JOHN SIMONELLI
John Simonelli
Date: November 13, 2006		Chief Executive Officer

	By:	/S/MARK R. KIDD
Mark R. Kidd
Date: November 13, 2006		Chief Financial Officer and Controller

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$931,179	$1,153,840
Film deposits	—	32,500
Accounts receivable	26,479	—

Total current assets	957,658	1,186,340

Fixed assets, net	12,676	16,325
Prepaid loan fees	70,890	126,986
Investment in films	2,458,124	3,458,417

Total assets	$3,499,348	$4,788,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$94,125	$101,659
Current portion of convertible notes payable, net of discount of $100,594	649,406	—

Total current liabilities	743,531	101,659

Film obligations	—	50,000
Convertible notes payable, net of discounts of $55,925 and $287,207 at September 30, 2006 and December 31, 2005, respectively	694,075	1,212,793

Total liabilities	1,437,606	1,364,452

Minority interests	1,462,570	994,097

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,412,107 issued and outstanding at September 30, 2006 (8,289,151 shares issued and outstanding at December 31, 2005)	841	829
Paid-in capital	4,346,016	4,221,852
Accumulated deficit	(3,747,685)	(1,793,162)

Total shareholders’ equity	599,172	2,429,519

Total liabilities and shareholders’ equity	$3,499,348	$4,788,068

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2006	2005

Revenues	$154,522	$—

Expenses:
Direct operating	132,092	—
Impairment of film costs	—	10,500
General and administrative	101,521	117,586
Depreciation	1,216	1,216

Total expenses	234,829	129,302

Operating loss	(80,307)	(129,302)

Other Income (Expense):
Interest and other income	7,168	3,450
Interest expense	(92,945)	(39,306)

Net other income (expense)	(85,777)	(35,856)

Net loss before provision for income taxes and minority interests	(166,084)	(165,158)

Provision for income taxes	—	—
Minority interests	(13,248)	—

Net loss	$(179,332)	$(165,168)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,412,107	8,265,092

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Revenues	$391,388	$450,000

Expenses:
Direct operating	323,543	413,404
Impairment of investment in films	1,445,014	10,500
General and administrative	302,647	315,116
Depreciation	3,649	3,649

Total expenses	2,074,853	742,669

Operating loss	(1,683,465)	(292,669)

Other Income (Expense):
Interest and other income	23,814	8,241
Interest expense	(276,784)	(39,306)

Net other income (expense)	(252,970)	(31,065)

Net loss before provision for income taxes and minority interests	(1,936,435)	(323,734)

Provision for income taxes	—	—
Minority interests	(18,088)	—

Net loss	$(1,954,523)	$(323,734)

Net loss per share of common stock, basic and diluted	$(0.23)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	8,358,605	8,260,647

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)

Issuance of stock for consulting services	10,000	1	14,499	—
Issuance of stock for investor relations services	10,000	1	9,374	—
Issuance of stock for convertible notes interest	10,726	1	10,832	—
Warrants issued with convertible notes	—	—	349,458	—
Net loss	—	—	—	(551,186)

Balance, December 31, 2005	8,289,151	829	4,221,852	(1,793,162)

Issuance of stock for convertible notes interest	122,956	12	86,155	—
Issuance of stock options	—	—	38,009	—
Net loss	—	—	—	(1,954,523)

Balance, September 30, 2006	8,412,107	$841	$4,346,016	$(3,747,685)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Operating activities:
Net loss	$(1,954,523)	$(323,734)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,649	3,649
Amortization of film costs	327,710	409,237
Impairment of investment in films	1,434,514	10,500
Issuance of common stock for convertible notes interest	86,167	—
Interest expense allocated to warrants	130,688	21,795
Non-cash stock option compensation	38,009	—
Issuance of common stock for consulting services	—	14,500
Minority interests	18,088	—
Changes in assets and liabilities –
Film deposits	32,500	44,101
Accounts receivable	(26,479)	—
Prepaid loan fees	56,096	(68,322)
Investment in films	(761,931)	(524,948)
Accrued liabilities	(7,534)	6,810

Net cash used by operating activities	(623,046)	(406,412)

Investing activities:
Minority interests - contributions	450,385	—

Net cash provided by investing activities	450,385	—

Financing activities:
Proceeds from convertible notes payable	—	505,224
Proceeds from warrants issued with convertible notes payable	—	244,776
Repayment of film obligations	(50,000)	(450,000)

Net cash provided by (used in) financing activities	(50,000)	300,000

Net change in cash and cash equivalents	(222,661)	(106,412)

Cash and cash equivalents at beginning of period	1,153,840	877,933

Cash and cash equivalents at end of period	$931,179	$771,521

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$86,167	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended September 30, 2006 and 2005

Note 1 – Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and is an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios.  The Company has completed the production and released its motion picture projects titled, Cloud 9, The Hunt and Surveillance.  The Company has completed, but not released its motion picture titled, Soul’s Midnight.  The Company has also completed the filming and is in post-production on its motion pictures titled, Fingerprints.  The Company has negotiated agreements for the domestic marketing and distribution of all five films and for the international marketing and distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.  The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements.

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

SFAS 155 – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.  This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

FIN 48 – In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”  (“SFAS No. 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management is assessing the impact of the adoption of this Statement.

SFAS 158 – In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

SAB 108 – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3 – Investment in Films

	September 30, 2006	December 31, 2005

Released, net of accumulated amortization and impairment	$1,882,278	$2,012,439
Completed and not released	—	375,790
In progress	575,846	1,070,188
In development	—	—

Total	$2,458,124	$3,458,417

The Company estimates that 100% of the unamortized investment in films at September 30, 2006 will be amortized within the next three years.  Approximately $1,702,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next 12 months.

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

Note 7 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of September 30, 2006 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%

Broadcast	20%	n/a	n/a	n/a	n/a

International	15%	20%	20%	20%	n/a

Note 8 – Capital Structure

During 2006, the Company has issued 122,956 shares of common stock to pay accrued interest due on the Company’s convertible notes payable.

Note 9 – Stock Options and Warrants

In June 2006, the Company issued options to the Company’s officers and directors for the purchase of 140,000 shares of the Company’s stock at an exercise price of $0.75.  The options were issued under the Company’s 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan The options expire on September 30, 2011.

To estimate the grant-date fair value of its stock options, the Company uses the Black-Scholes option pricing model with the following assumptions used for grants:  weighted average risk free interest rate of 5.0%; no dividend yield; volatility of 46%; and expected life less than five years.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the 140,000 options was estimated to be $38,009 which was recorded as compensation expense over the requisite service period of June 15, 2006 to October 1, 2006.

Note 10 – Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a month to month lease.  Rent expense applicable to the corporate offices for the nine months ended September 30, 2006 and 2005 was $14,570 and $4,709, respectively.

Note 11 – Subsequent Events

In October 2006, the Company issued 150,000 shares of common stock to pay accrued interest of $30,000 due, as of September 30, 2006, on the Company’s convertible notes payable.