Form 10KSB
period 2006-12-31
GRAYMARK PRODUCTIONS INC
filed 2007-03-30
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Issuer’s revenue for the year ended December 31, 2006:  $404,276.

The aggregate market value of the issuer’s common stock, $.0001 par value, held by non-affiliates of the issuer as of March 22, 2007, was $1,062,991 based on the closing sale price on that date as reported by the OTC Bulletin Board.

As of March 22, 2007, 8,622,107 shares of the issuer’s common stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2006

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

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  During 2006, we earned revenue of approximately $278,000 from the international distribution of Cloud 9 and approximately $36,000, $30,000 and $60,000, respectively, from the international distribution of The Hunt, Surveillance and Soul’s Midnight.  We have completed, but not released our motion picture film project, Fingerprints.

During the 2nd quarter of 2006, based on actual domestic DVD sales to date, we adjusted our estimates of the ultimate revenues for Cloud 9 which resulted in a write-down of our investment in Cloud 9 of $1,445,014. During the 4th quarter of 2006, based on actual revenue received to date from international distribution, we adjusted our estimates of the ultimate revenues for Cloud 9 which resulted in an additional write-down of our investment in Cloud 9 of $100,000.  The total write-down of Cloud 9 during 2006 was $1,545,014.

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

With the advent of cable and satellite television and the accompanying increase in the number of available broadcast channels, including the offering of pay-per-view movies and the premium channels, and development of the home video market, the demand for motion pictures has dramatically expanded in recent years, although there was a contraction in domestic box office revenue in 2005. According to the Motion Picture Association of America, or MPAA, overall domestic box office revenue decreased 5.7% to $9.0 billion in 2005 from 2004.  The domestic motion picture exhibition industry has historically maintained steady growth in revenues and attendance.  The MPAA reports that total domestic box office revenues grew more than 17% from 2000 to 2005, and annual attendance grew from 1.4 billion to over 1.5 billion over the same period.

Competition.  Competition for the viewing audience is intense.  Our competitors include the diversified major studios, the less diversified studios and other independent producers, as well as independent distributors.

Major studios have historically dominated the motion picture industry from financing through production and distribution.  The term major studios is generally regarded in the entertainment industry to mean:  Universal Pictures, Warner Bros., Sony Pictures Entertainment, Paramount Pictures, and The Walt Disney Company.  Motion

picture companies less diversified than the major studios include Lions Gate Entertainment, Dreamworks SKG, Newmarket Films, Motion Picture Distribution LP and IFC Entertainment.

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

According to the MPAA, the average cost to produce and distribute a major studio film in 2005 was $96.2 million, including $60 million of production costs and $38.2 million of distribution and marketing expenses (sometimes called “print and ad costs”).  In comparison, films released by independent studios typically cost less than $30 million to produce and $10 million to market for a total of $40 million.  Within the motion picture industry, these films would be considered low-budget films.  Despite the limited resources available to independent studios, independent films have gained wider market approval and increased share of overall box office receipts in recent years.

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

Motion Picture Distribution

Exploitation of the potential financial success of a movie primarily depends on the ability to license the motion picture’s distribution rights for exhibition in theaters, on DVD and video rental, pay-per-view broadcast, cable, satellite and network television.  Distribution arrangements are negotiated with distributors (i.e., studios and independent distribution companies).  In addition to negotiating the terms of distribution arrangements, the distribution phase involves the making of distribution or print copies of the movie and delivery to exhibitors, and advertising and promotion of the movie.  The independent movie production companies generally lack the resources (financial, personnel and exhibitor relationships) for distribution and, accordingly, utilize the services of distribution companies, including the major studios and their subsidiaries, for distribution.

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

Movie revenues are generated by exhibiting the movie in various channels or media (also known as release windows) within the distributor’s assigned distribution area.  In general movies are released either for theatrical exhibition or into the ancillary or non-theatrical venues.  The releases into the various markets are timed sequentially commencing with the movie’s North American theatrical release and international release, if applicable, and then release into the non-theatrical venues (i.e., airline flights and hotels), pay-per-view, cable and satellite, home video, network television, and syndicated television.  International theatrical releases commence generally up to nine months following the initial North American release.

Censorship and Ratings.  Movies are subject, both domestically and internationally, to review by censorship and rating boards that oversee the content of the movies distributed within their respective countries.  MPAA reviews and rates movies distributed in the United States to provide the viewing audience a guide to the nature and maturity of the movie content.  There are five rating levels, G for general audiences, PG for parental guidance suggested, PG-13 for parents strongly cautioned, R for restricted and NC-17 for no one 17 and under admitted.  During 2005, of the movies rated by MPAA, 58% were rated R, 12% were rated PG-13, 21% were rated PG, and 7% were rated G.

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

Typical Film Release Windows

Release Period	Months After Initial Release	Approximate Release Period (Months)
Theatrical	—	0-3
Home video/DVD	3-6	1-3
Pay-per-transaction (Pay-per-view and Video- on-demand)	4-8	3-4
Pay television (cable and satellite)	9-12	18
Network or basic cable	21-28	18-60
Syndication	48-70	12-36
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

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

Distribution Costs

Theatrical distributions costs are comprised of two principal elements, the cost of duplicating the movie (generally referred to as “print costs”) and promoting and advertising costs (generally referred to as “ad costs”).  These combined costs are referred to as “print and ad costs.”  The print and ad cost of distribution depends  upon the number of screens the movie will initially be exhibited, whether a wide or limited release.  Advertising costs include promotion through theatrical trailers, ads (magazine and television), billboards, press releases, film festivals, interviews, celebrity appearances and premieres.  The promotion and advertising budget is typically correlated to the expected number of screens on which the movie will initially be exhibited.  After initial release, the distributor may continue to advertise the movie as it is released into additional distribution channels or media occurs.

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

Theatrical Exhibitors — Theatrical exhibitors retain a portion of box office receipts from which the exhibitors operating costs are paid (a fixed amount per week) and a percent of receipts.  The negotiated percent of receipts varies from movie to movie and depends in part upon box office performance of the distributor’s or producer’s prior releases.  Generally the theatrical exhibitors retain 50% of box office receipts.

Home Video Market — Distributors generally do not share revenues from the rental of movies, rather the distributor sells copies of the movies (video cassettes and DVDs) to the retailers for a fixed amount.  However, recently, with respect to certain movies, the retailers have entered into revenue sharing arrangements under which the retailer pays a smaller fixed amount for copies of the movies and the distributor receives a percent of the rental income (generally less than 25%).  Regardless of the arrangement with retailers, the revenue generated in the home video market correlates to the movie’s box office performance in those cases .

Television — Network and syndication broadcast rights of movies are usually licensed only when the movies are highly successful at the box office.  Pay-per-view and pay cable and satellite (premium movie channels) broadcast rights are typically licensed by distributors without regard to the success of the theatrical release or whether the movies were theatrically released.

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

Home Video

Growth in this sector has been supported by increased DVD penetration that reached 76.2% in 2005 up from 59.7% in 2004, according to the MPAA.  Declining prices of DVD players, enhanced video and audio quality and special features such as deleted scenes, film commentaries and “behind the scenes” footage have helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years.

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

International Markets

Worldwide demand for North American filmed content fluctuates from year to year, but generally has increased in recent years.  According to the MPAA, international box office receipts in 2005 were $23.2 billion, an 8% decrease from 2004.  The ability to pre-sell international distribution rights for films produced by independent studios has played a key role in helping these studios finance the production of motion pictures.

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

•                                          By relying on third-party distributors to market our films, we have very limited control over distribution.  Regardless of our success in negotiating a favorable distribution agreement, a distributor may release the film in a very limited market, devote limited resources marketing and promoting the film, withdraw the film from a market prematurely, or even choose not to release the film into exhibition.

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

In addition, if a motion picture production incurs substantial budget overruns, there is no assurance that we will recoup our invested costs in a film.  Increased costs incurred with respect to a particular film may result in the delayed release of the motion picture at the intended time and potentially the postponement to a less favorable time, all of which could cause a decline in exhibition revenue and the overall financial success of the movie.  Budget overruns could also prevent a movie from being completed or released.

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

We anticipate primarily producing English language motion pictures intended for video, pay-per-view, and television (cable, satellite and network broadcast) that have production budgets of $250,000 to $3 million (within this report these motion pictures are referred to as “low-budget motion pictures” or “low-budget films”).  We initially anticipated producing motion pictures that had production budgets of $2 million to $5 million, but based on the production of our first two motion pictures, we believe that a range of $250,000 to $3 million is appropriate.

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

Production Experience and Process

Although we have only completed the production of five motion pictures, our production team (Harry G. “Gray” Frederickson, Fred Roos and George “Fritz” Kiersch) has developed a track record for producing large and modestly budgeted films with commercial success.  See “Item 9.  Directors and Executive Officers of Registrant.”  We do not intend to employ screenplay writers or employ full-time pre-production creative personnel.  We will only acquire film projects that at least have written screenplays in the development phase, and may already have production commitments from directors, lead and supporting actors and other creative talent and a preliminary production schedule and budget.  These types of projects are referred to in this report and known as “packaged film projects” within the motion picture industry.

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

The motion pictures we produce will be distributed by third-party distributors and we will not directly engage in film distribution.  As in the case of Surveillance, Soul’s Midnight and Fingerprints, we may engage in preliminary negotiations with distributors on a pre-production basis with the intent of determining the interest of distributors in distributing the particular film and its potential target audience appeal when released.  The favorable or unfavorable reaction of the distributors to the film project may influence whether we proceed with production or elect not to acquire and participate in production of the particular film project.  We expect to enter into distribution arrangements that require the distribution company to pay the expenses and costs of distribution, including print and ad costs.

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

Our Competitive Disadvantage

Major Studios and other Independent Producers.  Our competitors are larger and more diversified, including the independent producers and major U.S. and international studios (see “— The Motion Picture Industry — Competition” above).  Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations.  In addition, the major studios and many independent producers have substantially more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production.

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

Intellectual Properties

As of the date of this report, the intellectual property rights we have relate to our interest in the movies Cloud 9, The Hunt, Surveillance, Soul’s Midnight and Fingerprints.  We expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific countries (outside of North America) and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not afford copyright and trademark protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or certain portions, which if distributed in domestic market could reduce our revenues and adversely affect the financial performance of the movie.

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

Employees

As of the date of this report, we have two full-time employees (our president, a production assistant and an administrative assistant) and two employees that are required to devote the necessary time and attention to the duties and responsibilities assigned to them.  One of these employees, John Simonelli (our chief executive officer), has been very involved in the production of all of our movies and devoted his full time and attention (more than 40 hours per week) to the production activities of Graymark Productions, Inc. since the beginning of 2004.

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

Since commencement of the operations of GrayMark Productions, L.L.C. in August 2001, we have incurred substantial operating losses.  Our losses from operations have resulted in an accumulated deficit at December 31, 2006, of approximately $4,008,000.  We have completed the production of five motion pictures to date.  Cloud 9, our first motion picture project, was released domestically in January 2006.  Based on actual revenue to date and our estimate of the ultimate revenue, we wrote-down the carrying value of Cloud 9 by approximately $1,545,000 in 2006.  We have completed and released internationally three other motion pictures; domestic distribution will begin on these projects is projected to be in the first quarter of 2007.  See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”  If we incur additional write-downs in the carrying costs of our motion pictures or incur delays in the domestic distribution of our motion pictures, we may continue to incur significant and increasing losses in the foreseeable future until the time, if ever, that we are able to generate sufficient revenues to support our operations.

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability.

We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock and the redeemable warrants.  Other than five motion pictures we have filmed, we have not previously completed the development and production of a motion picture.  We began the domestic and international distribution of Cloud 9 in 2006 and the international distribution of The Hunt, Surveillance and Soul’s Midnight in 2006.  We have completed, but not released, our motion picture, titled Fingerprints.  During 2005, we received $450,000 in revenue from Cloud 9 in the form of a non-refundable advance on the domestic home video receipts; during 2006, we received approximately $404,000 from the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  We are confronted with the risks inherent in a start-up company, including difficulties and delays in connection with commencement of our motion picture projects, operational difficulties and our potential under-estimation of movie production and corporate administrative costs.

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

The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand.  This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures.  For example, an increase in video-on-demand could decrease home video rentals.  Other entertainment distribution companies will have larger budgets to exploit these growing trends.  Because we are in the early stages of development and our commercial success is impossible to predict, we cannot predict how we will financially participate in the exploitation of our motion pictures through these emerging technologies.  If these emerging technologies reduce theater attendance and box office receipts in the event of a theatrical release or there is a substantial reduction in the ancillary market through video-on-demand and we cannot successfully exploit these emerging technologies, the revenue streams of our movies will decrease, especially in the ancillary market (home video and television), which will adversely affect the financial performance of our movies and may result in a loss.

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

We typically enter into various production cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand our business.  We may not realize the benefits we anticipated when we entered into these arrangements.  In addition, the negotiation of potential arrangements could require us to incur significant costs and cause diversion of management’s time and resources. The costs of obtaining these sharing arrangements increases our invested cost in a movie without providing a correlating increase in the movies revenues; thus, adversely affecting the financial performance of the movie.

Our ability to sell the international distribution rights in our produced movies may be adversely affected by international developments, which may result in reduction of movie revenues and adversely affect the financial performance of the movies.

We typically distribute each motion picture we produce outside the United States by sale of the international distribution rights to an international distributor for lump-sum single payment (in U.S. currency) without retaining any right to receive revenue from international distribution.  As a result, our ability to sell the international distribution rights is subject to certain risks inherent in the international movie and entertainment market, many of which are beyond our control.  These risks include:

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

As of the date of this report, the only intellectual property rights we have relate to our production of the movies Cloud 9, The Hunt, Surveillance, Soul’s Midnight and Fingerprints; however, we expect to develop and acquire additional intellectual property rights in each motion picture we produce.  Once acquired, we may not have the financial resources to protect our intellectual property rights to the same extent as major studios and other competitors.  We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable distribution companies and media for limited durations.  Despite the precautions we will undertake, existing copyright and trademark laws afford only limited practical protection in certain countries.  Our movies may also be distributed in countries that do not have copyright and trademark law protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our movies or use certain portions or applications of our movies.

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

We have 76,574,643 shares of our common stock and 10,000,000 shares of preferred stock available for issuance.  We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors.  The sale of these shares may result in substantial dilution to our shareholders.  Also the preferred stock may have rights superior to those of our common stock.  These stock issuances may adversely affect the market price or value of our common stock as well as our redeemable warrants.

Item 2.           Description of Property

Facilities

Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $2,100.  Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities and that the term of the lease will continue simply be on a month-to-month basis.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.

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

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to vote of our security holders during the year ended December 31, 2006.

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

	Bid Price
	Common Stock
Quarter Ended	High	Low
March 31, 2006	$1.25	$0.70
June 30, 2006	$0.70	$0.51
September 30, 2006	$0.57	$0.20
December 31, 2006	$0.55	$0.22
March 31, 2005	$2.60	$1.10
June 30, 2005	$2.25	$0.73
September 30, 2005	$1.65	$0.73
December 31, 2005	$1.30	$1.00

On March 22, 2007, the closing bid price of our common stock as quoted on the OTC Bulletin Board was $0.26.

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

Holders of Equity Securities

We have 119 record owners of our common stock shares.

Unregistered Sales of Equity Securities

On October 2, 2006, we issued 150,000 shares of our common stock to SXJE, LLC, the holder of certain convertible promissory notes, in payment of the accrued interest of $30,000.  These shares were issued pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D.  SXJE, LLC qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2006, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plans approved by our shareholders are our 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan.  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2003 Stock Option Plan	120,000	$0.93	180,000
2003 Non-Employee Stock Option Plan	160,000	$0.93	140,000

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	443,250	$1.10	—
Warrants issued to E. Peter Hoffman, Jr.	100,000	$1.25	—
Convertible promissory notes issued to SXJE, LLC(1)	1,636,364	$0.92	—
Warrants issued to SXJE, LLC	500,000	$2.00	—
Warrants issued to SXJE, LLC	500,000	$3.00	—

Total	3,459,614		320,000

(1)             Upon consummation of a “Qualified Financing” by us, the outstanding principal amount of the convertible notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) will automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the common stock shares into which the note balance converts may not exceed the equivalent of $1.10 per common stock share or not less than 1,636,364 shares.  The number of our common stock shares that may be issued in payment of accrued interest under the notes is not determinable as of the date of the report.  If the price per share of the equity securities sold in the Qualified Financing was equal to the market price at December 31, 2006 of $0.50, the note balance would convert into 3,600,000 shares.  “Qualified Financing” refers to any equity financing pursuant to which we receive aggregate gross cash proceeds of $2,000,000 or more (excluding the automatic conversion of the convertible notes) on or before the maturity dates of the notes.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  In June 2005, we received a $450,000 non-refundable advance under licensing agreements covering the foreign and domestic distribution and broadcast rights to our first motion picture project, Cloud 9.  During 2006, we earned revenue of approximately $278,000 from the international distribution of Cloud 9 and approximately $36,000, $30,000 and $60,000, respectively, from the international distribution of The Hunt, Surveillance and Soul’s Midnight.  We have completed, but not released our motion picture film project, Fingerprints.

During the 2nd quarter of 2006, based on the actual domestic DVD sales to date, we adjusted our estimates of the ultimate revenues for Cloud 9 which resulted in a write-down of our investment in Cloud 9 of $1,445,014. During the 4th quarter of 2006, based on actual revenue received to date from international distribution, we adjusted our estimates of the ultimate revenues for Cloud 9 which resulted in an additional write-down of our investment in Cloud 9 of $100,000.  The total write-down of Cloud 9 during 2006 was $1,545,014.

The following discussion covers our plan of operations for the next 12 months.  As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Recent Developments

Cloud 9.  In conjunction with the production of Cloud 9, with the other producers of Cloud 9, we formed Out of the Blue Productions, LLC (the “Production Company”).  The Production Company has entered into three agreements covering the domestic (United States and Canada) and international distribution of Cloud 9 in the ancillary market (home video market) and the broadcast rights (pay and free television, video on demand and pay-

per-view) for Cloud 9.  Pursuant to the agreement covering domestic distribution (“Domestic Agreement”), the Production Company received in June 2005 a non-refundable advance of $450,000 on our share of the net receipts from the domestic distribution of Cloud 9 that was distributed to us.  This advance was recognized as revenue in June 2005 upon delivery of the completed film.  The Domestic Agreement allows the licensee to receive a distribution fee equal to 20% of gross domestic receipts of Cloud 9 after its recoupment of all manufacturing, distribution and marketing costs from those receipts.  Cloud 9 was released in the domestic video market during January 2006.  The domestic distributor of Cloud 9 is not required to report revenue results to us until 60 days after the end of each calendar quarter.  We will record revenue from the domestic distribution of Cloud 9 on the date that we receive detailed reporting of the sales results from the domestic distributor and can accurately determine our revenues from this distribution.  In July 2006, we received the first reporting from the domestic distributor and based on the sales data revised our ultimate revenue estimate.  This resulted in an impairment charge to film costs of $1,445,014.

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment  of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.  During 2006, we earned approximately $278,000 of revenue under this agreement.  In December 2006, based on the actual international receipts to date and the number of international territories remaining to be exploited, we revised our ultimate revenue estimate.  This resulted in an additional impairment charge to film costs of $100,000.  This brought the total impairment charge for Cloud 9 to $1,545,014.

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

The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  The Hunt has been released in the international market and is expected to be released domestically during the first quarter of 2007.  We have incurred total production costs for The Hunt of approximately $386,000 as of December 31, 2006.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During 2006, we earned approximately $36,000 from the international distribution of The Hunt.

In addition, we sold 35% of the copyright interest in The Hunt to the licensee for an amount equal to 50% of the budget of The Hunt.  As of December 31, 2006, we have received approximately $214,000 from the licensee (minority interest) under the terms of the agreement.  As of December 31, 2006, we have paid the licensee approximately $14,000 for its share of revenue less reserve for residuals.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  Surveillance has been released in the international market and is expected to be released domestically later in 2006.  We have incurred total production costs for Surveillance of approximately $588,000 as of December 31, 2006.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During 2006, we earned approximately $30,000 from the international distribution of Surveillance.

In addition, we sold 50% of the copyright interest in Surveillance to the licensee for an amount equal to 50% of the budget of Surveillance.  As of December 31, 2006, we have received $314,000 from the licensee (minority interest) under the terms of the agreement.  As of December 31, 2006, we have paid the licensee approximately $13,000 for its share of revenue less reserve for residuals.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Soul’s Midnight.  During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight.  We have incurred total production costs for Soul’s Midnight of approximately $662,000 as of December 31, 2006.

We have entered into an agreement for the domestic distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Soul’s Midnight.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During 2006, we received a non-refundable advance of $60,000 from the international distribution of Soul’s Midnight.

In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for an amount equal to 25% of the budget of Soul’s Midnight.  We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for an amount equal to 50% of the budget.  As of December 31, 2006, we have received $540,000 from the minority interests under the terms of the agreement.  As of December 31, 2006, we have paid the licensee approximately $41,000 for its share of revenue less reserve for residuals.

Fingerprints.  During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints.  We have incurred total production costs for Fingerprints of approximately $615,000 as of December 31, 2006.

We have entered into an agreement for the domestic distribution of Fingerprints.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 42.5% of the copyright interest in Fingerprints to the licensee for an amount equal to 42.5% of the budget of Fingerprints.  We also sold 20% of the copyright interest in Fingerprints to the creators of the script for an amount equal to 20% of the budget.  As of December 31, 2006, we have received $427,500 from the minority interests under the terms of the agreement.

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

The table below summarizes the distribution fees negotiated as of December 31, 2006 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surveillance	Soul’s Midnight	Fingerprints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

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

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $349,458 and was recorded as paid-in capital.  The value of the warrants is being amortized to interest expense over the respective terms of the Notes.

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

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2006 and 2005.  The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	2006	2005
Revenue	$404,276	$450,000
Operating expenses:
Amortization of film costs	333,764	409,237
Impairment of film costs	1,545,014	10,500
General and administrative	379,246	471,257
Depreciation	4,578	4,864
Total operating expenses	2,262,602	895,858
Operating income (loss)	(1,858,326)	(445,858)
Other income (expense):
Interest and other income	32,237	16,937
Interest expense	(369,729)	(122,265)
Minority interests	(19,142)	—
Net other income (expense)	(356,634)	(105,328)
Net loss before provision for income taxes	(2,214,960)	(551,186)
Provision for income taxes	—	—

Net loss	$(2,214,960)	$(551,186)

Comparison of 2006 and 2005

Our consolidated revenues during 2006 were $404,276 and were attributable to the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  We generated $450,000 of revenue in 2005 from the non-refundable advance we received on the domestic distribution of Cloud 9.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $333,764 for 2006 were 83% of revenues.  Our direct operating expenses of $409,237 for the 2005 were 91% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.

As of June 30, 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we did not feel that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014  During December 2006, we reviewed the international sales to date by territory and made the determination that based on the remaining territories to be exploited, an additional write-down of $100,000 was necessary.  This brought the total write-down of Cloud 9 during 2006 to $1,545,014 resulting in a net carrying value for Cloud 9 of approximately $222,000 as of December 31, 2006 which is equal to the amount that management estimates will be collected through continuing international distribution and broadcast distribution of Cloud 9..  During the third quarter of 2005, we incurred an impairment of film costs of $10,500 associated with the elimination of two film projects in progress.

General and administration expenses of $379,246 for 2006 decreased 20% from $471,257 in the prior year.  The decrease in general and administration expenses was primarily due to a decrease in legal and professional fees associated with our reporting and filing requirements as a public company, decrease in consulting services and a decrease in employee benefits which were offset by an increase in our monthly lease expense.

During 2006, we realized interest income of $32,237, compared to $16,937 in the prior year.  This increase was attributable to a corresponding increase in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $369,729 during 2006 that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  The increase in interest expense from 2005 to 2006 is attributable to an increase in the amount of convertible notes payable.

Minority interests in our earnings for 2006 were $19,142 and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings.  Our cash and cash equivalents at December 31, 2006 totaled approximately $849,000.  As of December 31, 2006, we had a working capital deficit of approximately $636,000.

In an effort to manage our working capital, during March 2007, we executed amendment agreements with the holder of its convertible notes payable.  Under the amendments, the maturity date of both Notes is extended to January 31, 2008.  Interest on the Notes is increased from 8% to 12% per annum from the date of the amendment until maturity.  As additional consideration for executing the amendments, we lowered the strike price of the previously issued warrant agreements, which allow for the purchase of 1,000,000 shares of common stock shares, to $0.50 per share from the original strike prices of $2.00 and $3.00 per share.  In addition, the entered into an additional common stock purchase warrant agreement with the holder of the Notes, evidencing warrants exercisable on or before April 1, 2012.  The agreement provides for the purchase of 500,000 common stock shares at $0.50.

Our operating activities in 2006 used net cash of $688,849 compared to operating activities in 2005 which used $1,768,190.  The decrease in cash flows used by operating activities was attributable to a decrease of revenue generated during 2006 partially offset by a decrease in expenditures for film costs.

Our investing activities in 2006 and 2006 included $433,913 and $994,097, respectively, we received from minority interests related to our motion picture projects The Hunt, Surveillance, Soul’s Midnight and Fingerprints.

Our financing activities during 2006, used cash of $50,000 for the repayment of film obligations.  Financing activities during 2005, generated $1,050,000.  In 2005, we used $450,000 for the repayment of film obligations and in 2005, we received $1,500,000 from the issuance of a convertible note payable.  During 2006, we issued 272,956 shares of common stock as payment of accrued interest (in the amount of $116,167) due on convertible notes payable.

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

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $2,100.  Roy T. Oliver, one of our greater than 5% shareholders (see “Item 12. Certain Relationships and Related Transactions”), controls Corporate Tower, LLC.  As of the date of this report, Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at December 31, 2006 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Convertible notes payable	$1,704,000	$—	$—	$—	$1,704,000
Operating leases	25,608	—	—	—	25,608
	$1,729,608	$—	$—	$—	$1,729,608

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

Recent Accounting Pronouncements

SFAS 123(R) — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.  SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard.  Under the modified prospective method, we are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  As of January 1, 2006, we had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on our consolidated financial statements or consolidated results of operations.

SFAS 155 — In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.   This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to our financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on our financial position, results of operations, or cash flows.

FIN 48 — In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on our financial position, results of operations, or cash flows.

SFAS 157 — In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”  (“SFAS  157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management is assessing the impact of the adoption of this SFAS 157.

SFAS 158 — In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS 158 has no current applicability to our financial statements.  Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS 158 will not have a material impact to our financial position, results of operations, or cash flows.

SFAS 159 — In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the impact of SFAS 159 on our consolidated financial statements.

SAB 108 — In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB 108 will not have a material impact on our financial position, results of operations, or cash flows.

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in the report and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

During 2005 and 2006, there were been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

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

Item 8B.  Other Information

During the three months ended December 31, 2006, all items required to be reported on Form 8-K were reported.

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

Name	Age	Position with the Company
John Simonelli(1)	60	Chairman of the Board and Chief Executive Officer

Harry G. “Gray” Frederickson, Jr.(1).	69	President and Chief Operating Officer

Mark R. Kidd(1)(2)	40	Chief Financial Officer and Secretary

Fred Roos(2)	72	Director

George “Fritz” Kiersch(2)	56	Director

Lewis B. Moon	41	Director

Stanton Nelson	35	Director

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

Pursuant to two lending transactions on August 5 and October 25, 2005, SXJE, LLC and its controlling person, Sam Eyde, acquired beneficial ownership of our common stock shares under the terms of two promissory notes and four common stock purchase warrants that resulted in them beneficially owning more than 10% of our common stock shares (see “Item 12. Certain Relationships and Related Transactions”).  SXJE, LLC and its controlling person failed to timely report those beneficial ownership acquisitions under Section 16(a).  Furthermore, SXJE, LLC was issued 272,956 common stock shares as interest payments under the two promissory notes.  These issuances of our common stock were not reported under Section 16(a) by SXJE, LLC.  Otherwise, based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2006, we believe that each person who, at any time during 2006, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2006.

Item 10.  Executive Compensation

We do not compensate directors for serving on our board or attending meetings of the board or any committee thereof.  However, it is anticipated that stock options will be granted to our directors on terms to be determined by our board.

Our board of directors has not established a formal compensation committee; therefore, our full board reviews and establishes the compensation of our executive officers, as well as our directors.  The reason for not having established a formal compensation committee is because of the very small number of our employees.  The following table sets forth the total compensation of our Chief Executive Officer and for those executive officers who received compensation in excess of $100,000 during the three years ending in 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Value of Option Awards(1)	All Other Compen- sation	Total
John Simonelli	2006	$36,000	$—	$5,422	$—	$41,422
Chief Executive Offiver	2005	$60,000	$—	$—	$6,383	$66,383
	2004	$60,000	$—	$9,082	$3,965	$73,047
Harry G. “Gray” Frederickson, Jr.	2006	$86,417	$—	$5,422	$2,872	$94,711
Chief Operating Officer	2005	$106,000	$—	$—	$4,530	$110,530
	2004	$100,000	$—	$9,082	$13,430	$122,512
Mark R. Kidd	2006	$60,000	$—	$5,422	$—	$65,422
Chief Financial Offier	2005	$60,000	$—	$—	$—	$60,000
	2004	$24,000	$—	$9,082	$—	$33,082

(1)                                  The Value of Option Awards is the grant date fair value computed in accordance with SFAS 123R which is same value at which we expensed the stock options awards for the year ended December 31, 2006 (see our Financial Statements and the related notes appearing elsewhere in this report).

Aggregate Option Grants and Exercises in 2006 and Year-End Option Values

Stock Options and Option Values.  On January 15, 2006, we granted each executive officer and director five-year stock options exercisable for the purchase of 20,000 shares of our common stock for $0.75 per share.  These stock options were granted for services during 2006.  The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.

Aggregate Stock Option Exercise.  The following table sets forth information related to the number of stock options held by the named executive officer at December 31, 2006.  During 2006, no options to purchase our common stock were exercised by the named executive officers.  We have not made any stock grants to our executive officers and directors.

Outstanding Equity Awards at December 31, 2006

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
John Simonelli	20,000	—	$.75	September 30, 2011
	20,000	—	$1.10	December 31, 2009
Harry G. “Gray” Frederickson, Jr.	20,000	—	$.75	September 30, 2011
	20,000	—	$1.10	December 31, 2009
Mark R. Kidd	20,000	—	$.75	September 30, 2011
	20,000	—	$1.10	December 31, 2009

(1)                      The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2006 was $0.50.

Employment Arrangements and Lack of Keyman Insurance

On August 18, 2006, our employment agreements with each of Messrs. Frederickson and Simonelli expired. We have neither  executed amendments extending those employment nor entered into new employment agreements with Messrs. Frederickson and Simonelli.  Therefore, we do not employments agreements with any of our executive officers.  Each of Messrs. Simonelli and Kidd  have orally agreed to work not less than 16 hours per week in the performance of the respective duties and responsibilities assigned to them by our the board of directors.  Mr. Frederickson has orally agreed to perform the duties and responsibilities assigned to him by our board of directors without a minimum number of hours worked per week.  We do not maintain any keyman insurance covering the death or disability of any of our executive officers.

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

Director Compensation

Name	Fees	Value of Option Awards(1)	Other Compensation	Total
Lewis B. Moon	$—	$5,422	$—	$5,422
Fred Roos	—	5,422	—	5,422
George “Fritz” Kiersch	—	5,422	—	5,422
Stanton Nelson	—	5,422	—	5,422

(1)                      The Value of Option Awards is the grant date fair value computed in accordance with SFAS 123R which is same value at which we expensed the stock options awards for the year ended December 31, 2006 (see our Financial Statements and the related notes appearing elsewhere in this report).

On November 19, 2004, we granted each of our Directors five-year stock options exercisable for the purchase of 20,000 shares of our common stock for $1.10 per share.  These stock options were granted for services during 2004.  The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.  On June 15, 2006, we granted each of our Directors five-year stock options exercisable for the purchase of 20,000 shares of our common stock for $0.75 per share.  These stock options were granted for services during 2006.  The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.

Equity Compensation Plans

For the benefit of our employees, directors and consultants, we have adopted two stock option plans, the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).

The 2003 Employee Plan.  For the benefit of our employees, directors and consultants, we adopted the 2003 Employee Plan.  This plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors.  Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options.  The number of shares of common stock authorized and reserved for issuance under the plan is 300,000.  As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 60,000 common stock shares at $1.10 per share on or before December 31, 2009 and options exercisable for the purchase of 60,000 common stock shares at $0.75 per share on or before September 30, 2011.

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

The 2003 Non-Employee Stock Option Plan.  The Non-Employee Plan provides for the grant of stock options  to our non-employee directors, consultants and other advisors .  Our employees are not eligible to participate in the Non-Employee Plan.  Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes and accordingly will not qualify for the favorable tax consequences thereunder upon the grant and exercise of the Options.  The total number of shares of common stock authorized and reserved for issuance upon exercise of Options granted under this plan will be 300,000. As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 80,000 common stock shares at $1.10 per share on or before December 31, 2009 and options exercisable for the purchase of 80,000 common stock shares at $0.75 per share on or before September 30, 2011.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of our common stock as of December 31, 2006 of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 10.  Executive Compensation”) and (iii) all of our  executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares.  All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors.  For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options, warrants or conversion rights) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
Name (and Address) of Beneficial Owner	Beneficially Owned(1)	Ownership Percent(2)
SXJE, LLC and Sam Eyde(3)	3,547,318	41.4%
2400 Byron Circle
Lansing, Michigan 48912

John Simonelli(4)	1,040,000	12.1%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Harry G. “Gray” Frederickson, Jr.(5)	1,040,000	12.1%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Roy T. Oliver	1,000,000	11.7%
101 N. Robinson, Ste. 900
Oklahoma City, Oklahoma 73102

Lewann, Ltd.(6)	540,000	6.3%
6345 Glenbrook Court
Oklahoma City, Oklahoma 73118

Lewis B. Moon(6)	540,000	6.3%
6345 Glenbrook Court
Oklahoma City, Oklahoma 73118

Mark A. Stansberry	600,000	7.0%
1105 Waterwood Parkway, Suite GP-2
Edmond, Oklahoma 73034

E. Peter Hoffman, Jr.(7)	533,700	6.2%
6301 North Western Avenue, Suite 260
Oklahoma City, Oklahoma 73118

Mark R. Kidd(8)	90,000	1.1%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Fred Roos(9)	40,000	0.5%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

George “Fritz” Kiersch(9)	40,000	0.5%
101 North Robinson, Suite 920
Oklahoma City, Oklahoma 73102

Stanton Nelson(10)	40,000	0.5%
101 North Robinson, Suite 900
Oklahoma City, Oklahoma 73102

Executive Officers and Directors as a group (seven individuals)(11)	2,830,000	33.1%

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

(2)                      Rounded to the nearest one-tenth of one percent, based upon 8,562,107 shares of common stock outstanding.

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

(4)                      Mr. Simonelli is Chairman of our Board of Directors and our Chief Executive Officer.  The number of shares and the percentages include 40,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(5)                      Mr. Frederickson is our President and Chief Operating Officer.  The number of shares and the percentages include 40,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(6)                      Lewann, Ltd. is controlled by Lewis B. Moon and each is deemed the beneficial owner of the common stock shares.  Mr. Moon is one of our directors.  The number of shares and the percentages include 40,000 common stock shares purchasable by Mr. Moon pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(7)                    The number of shares and the percent includes 300,000 common stock shares purchasable pursuant to exercise of redeemable warrants expiring October 30, 2008 and 100,000 common stock shares purchasable pursuant to exercise of warrants expiring December 31, 2008.

(8)                      Mr. Kidd is our Chief Financial Officer and Secretary.  The number of shares and the percentages include 40,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(9)                    The named person is one of our directors.  The number of shares and the percentages include 40,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(10)              Mr. Nelson is one of our directors and serves as Vice President of R. T. Oliver Investment Company, a company controlled by Roy T. Oliver.  Mr. Nelson does not have any beneficial owner in the common stock shares beneficially owned by Mr. Oliver.  The number of shares and the percentages include 40,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

(11)                The number of shares and the percent includes 320,000 common stock shares purchasable pursuant to exercise of stock options expiring between December 31, 2009 and September 30, 2011.

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

2005 Affiliate Loan Transactions.  In two separate lending transactions on August 5 and October 25, 2005, we issued a two-year promissory note each in the principal amount of $750,000 to SXJE, LLC (controlled by Sam Eyde) evidencing loans aggregating $1,500,000. The two notes are secured by all assets of our and our subsidiaries’ assets and bear interest at 8% per annum.  Upon consummation of a “Qualified Financing” by us, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) will automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the Qualified Financing.  The maximum price or value of the common stock shares into which the note balance converts may  not exceed the equivalent of $1.10 per common stock share or not less than 1,636,364 shares.  The number of our common stock shares that may be issued in payment of accrued interest under the notes is not determinable as of the date of the report.   “Qualified Financing” refers to any equity financing pursuant to which we receive aggregate gross cash proceeds of $2,000,000 or more (excluding the automatic conversion of the notes) on or before the maturity dates of the notes.  During 2005, we issued 10,726 shares of our common stock in payment of $10,833 accrued interest under the notes.  During 2006, we issued 272,956 shares of our common stock in payment of $116,167 accrued interest under the notes.

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

Co-Finance Agreements.  In May 2004, we entered into a Co-Finance Agreement with each of Roy T. Oliver, one of our major shareholders, John Simonelli, our President and Chief Operating Officer, 36th Street Properties LLC (of which Mark R. Kidd, our Chief Financial Officer is a 50% owner) and Larry E. Howell.  Pursuant to these Co-Finance

Agreements each of Messrs. Oliver, Simonelli, and Howell and 36th Street Properties LLC made contributions to share in the production costs of Cloud 9 of $250,000, $100,000, $50,000 and $100,000, respectively, for the aggregate sum of $500,000.  Their contributions to the production costs of Cloud 9 are recoverable from all proceeds we receive from the rights sales and distribution of Cloud 9, commencing from the first dollar we receive until Messrs. Oliver, Simonelli and Howell and 36th Street Properties LLC are repaid their respective contributions in full.  In addition, each of Messrs. Oliver, Simonelli and Howell and 36th Street Properties are entitled to receive in the aggregate 20% (10%, 4%,2% and 4%, respectively) of the “net profits” we receive from the rights sales and distribution of Cloud 9.  “Net profits” is defined as the sum remaining of the proceeds from the rights sales and distribution of Cloud 9 after deduction of third-party distribution fees and expenses, our recoupment of all costs plus interest, production costs, distribution costs, cash deferments to cast, crew or producers, equipment suppliers, rights holders or any other party.  In June 2005, we paid $450,000 of our $500,000 obligations under the Co-Finance Agreements.  In February 2006, we paid the $50,000 balance of this obligation.

Office Space Lease.  In December 2003, we entered into a 12-month unwritten lease with Corporate Tower, LLC which is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for occupancy of our offices in Oklahoma City.   Under this lease arrangement, we are required to pay rent of approximately $2,100 per month.  The costs of leasehold improvements of our office facilities was approximately $15,000 which we paid rather than Corporate Tower, LLC.

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

Item 14.  Principal Accountant Fees and Services

Fees for Independent Auditors

The audit report of Murrell, Hall, McIntosh & Co., PLLP on our 2006 and 2005 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified, as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Murrell, Hall, McIntosh & Co., PLLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Also, there was no occurrence of a reportable event under Item 304 of Regulation S-B respecting the years ended December 31, 2006, and 2005.

During 2005, Evans, Gaither & Associates, PLLC rendered professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2004 and reviews of the unaudited financial statements included in our Quarter Reports on Form 10-Q for each of the three months ended March 31 and June 30, 2005, as filed with the Securities and Exchange Commission on May 9 and August 12, 2005, respectively.  During 2006 and 2005, Murrell, Hall, McIntosh & Co., PLLP rendered professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and review of the unaudited financial statements included in our Quarter Report on Form 10-Q for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on November 14, 2005 and for each of the three months ended March 31, June 30 and September 30, 2006, as filed with the Securities and Exchange Commission on May 9, August 11 and November 14, 2006.

Audit Fees.   Total audit fees for 2006 and 2005 were $31,510 and $41,425, respectively.  The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-QSB.

Audit-Related Fees.  There were no aggregate fees billed for audit-related services for the 2006 and 2005.

Tax Fees.  The aggregate fees billed for tax services for the years ended December 31, 2006 and 2005 were $10,564 and $3,710, respectively.  During the years ended December 31, 2005 and 2004, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees.  We were not billed for any other accounting services.

In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2006, for filing with the Securities and Exchange Commission.

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

For 2006, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.

GRAYMARK PRODUCTIONS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Graymark Productions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005 and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co., PLLP

March 19, 2007
Oklahoma City, Oklahoma

GRAYMARK PRODUCTIONS, INC.

Consolidated Balance Sheets

As of December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and cash equivalents	$848,904	$1,153,840
Accounts receivable	7,456	—
Film deposits	—	32,500
Total current assets	856,360	1,186,340
Fixed assets, net	11,747	16,325
Prepaid loan fees	51,986	126,986
Investment in films	2,387,966	3,458,417
Total assets	$3,308,059	$4,788,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accrued liabilities	$104,650	$101,659
Current portion of convertible notes payable, net of discount of $112,478	1,387,522	—
Total current liabilities	1,492,172	101,659
Film obligations	—	50,000
Convertible notes payable, net of discount of $287,207	—	1,212,793
Total liabilities	1,492,172	1,364,452
Minority interests	1,447,152	994,097
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,562,107 and 8,289,151 issued and outstanding at December 31, 2006 and 2005, respectively	856	829
Paid-in capital	4,376,001	4,221,852
Accumulated deficit	(4,008,122)	(1,793,162)
Total shareholders’ equity	368,735	2,429,519
Total liabilities and shareholders’ equity	$3,308,059	$4,788,068

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$404,276	$450,000
Operating expenses:
Direct operating	333,764	409,237
Impairment of film costs	1,545,014	10,500
General and administrative	379,246	471,257
Depreciation	4,578	4,864
Total operating expenses	2,262,602	895,858
Operating loss	(1,858,326)	(445,858)
Other Income (Expense):
Interest and other income	32,237	16,937
Interest expense	(369,729)	(122,265)
Net other income (expense)	(337,492)	(105,328)
Net loss before minority interests and provision for income taxes	(2,195,818)	(551,186)
Minority interests	(19,142)	—
Provision for income taxes	—	—
Net loss	$(2,214,960)	$(551,186)
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.07)
Weighted average number of common shares outstanding	8,409,481	8,266,107

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	8,258,425	$826	$3,837,689	$(1,241,976)
Issuance of stock for consulting services	10,000	1	14,499	—
Issuance of stock for investor relations services	10,000	1	9,374	—
Issuance of stock for convertible notes interest	10,726	1	10,832	—
Warrants issued with convertible notes	—	—	349,458	—
Net loss	—	—	—	(551,186)
Balance, December 31, 2005	8,289,151	829	4,221,852	(1,793,162)
Issuance of stock for convertible notes interest	272,956	27	116,140	—
Issuance of stock options	—	—	38,009	—
Net loss	—	—	—	(2,214,960)
Balance, December 31, 2006	8,562,107	$856	$4,376,001	$(4,008,122)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

	2006	2005
Operating activities:
Net loss	$(2,214,960)	$(551,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,578	4,864
Amortization of film costs	337,931	409,237
Impairment of investment in films	1,545,014	10,500
Issuance of common stock for services	—	23,875
Issuance of common stock for convertible notes interest	116,167	10,833
Interest expense allocated to warrants	174,729	62,252
Stock-based compensation	38,009	—
Minority interests	19,142	—
Changes in assets and liabilities —
Film deposits	32,500	16,101
Accounts receivable	(7,456)	—
Prepaid loan fees	75,000	(126,986)
Investment in films	(812,494)	(1,650,209)
Accrued liabilities	2,991	22,529

Net cash used by operating activities	(688,849)	(1,768,190)

Investing activities:
Minority interests - contributions	433,913	994,097

Net cash provided by investing activities	433,913	994,097

Financing activities:
Proceeds from convertible note financing	—	1,500,000
Repayment of film co-financing agreements	(50,000)	(450,000)

Net cash provided by (used in) financing activities	(50,000)	1,050,000

Net change in cash and cash equivalents	(304,936)	275,907

Cash and cash equivalents at beginning of period	1,153,840	877,933

Cash and cash equivalents at end of period	$848,904	$1,153,840

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$116,167	$10,833

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

Note 1 — Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through an incorporation-reorganization, effective August 18, 2003.  Prior to 2005, the Company was devoting substantially all of its efforts to the establishment of its business and therefore was a development stage enterprise until 2005.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios.  The Company has completed the production and released its motion picture projects titled, Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  The Company has also completed, but not released, its motion picture titled, Fingerprints.  The Company has negotiated agreements for the marketing and distribution of all its films.  Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 — Summary of Significant Accounting Policies

Consolidation — The accompanying consolidated financial statements include the accounts of Graymark Productions, Inc. and its majority owned and controlled subsidiaries.  The Company’s subsidiaries include Graymark LLC, Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”), Soul’s Midnight LLC (“Soul’s Midnight”) and Fingerprints LLC (“Fingerprints”).  Graymark LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue, was formed in December 2003 as the entity under which Cloud 9 was produced.  At December 31, 2006, the Company has funded approximately $2,425,000 of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  The Company has 100% voting control of Out of the Blue.

Accounting Changes —

SFAS 123R — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method, under which prior periods are not revised for comparative purposes.  Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  In addition, the Company must record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS123R had no impact on the Company’s financial position or results of operations.

SFAS 155 — In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.   This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

FIN 48 — In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 157 — In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”  (“SFAS No. 157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management is assessing the impact of the adoption of this Statement.

SFAS 158 — In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

SFAS 159 — In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

SAB 108 — In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition — Revenues from the sale of the rights to a film are recognized when the feature film is available to the distributor for exploitation and no conditions for delivery exist, which under most sales contracts requires that full payment has been received from the distributor.  Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited.  Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers.  Revenues from the licensing of motion picture films are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.  Revenues from consulting services are recognized when earned.

Cash and cash equivalents — The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets — Fixed assets are stated at cost less accumulated depreciation.  Depreciation is calculated using the straight line method based on the useful lives which range from three to seven years.

Investment in Films — Investment in films includes capitalizable direct negative costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.  Film production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis.

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

Minority Interest — Minority interest in the results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of the various consolidated subsidiaries.  The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

Income Taxes — The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net loss per share — Net loss per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding.  There were no differences between basic and diluted earnings per share for the periods presented.  At December 31, 2006 and 2005, all outstanding options and warrants were excluded from the computation of diluted loss per share as the effect of the assumed exercise was anti-dilutive.

Concentration of credit risk — The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  The amount of cash deposits as of December 31, 2006 in excess of FDIC limits is approximately $549,000.

Fair value of financial instruments — The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items.

Stock options — Prior to January 1, 2006, the Company accounted for its stock option grants in accordance with the provisions of Accounting Principles Board (APB) Opnion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Effective January 1, 2006, the Company accounts for its stock option grants in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  In accordance with the terms of SFAS No. 123R, the Company elected to use the modified prospective method.  Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Reclassifications — Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Note 3 — Investment in Films

	2006	2005

Released, net of accumulated amortization and impairments	$1,767,795	2,012,439
Completed and not released	615,171	375,790
In progress	5,000	1,070,188

Total	$2,387,966	$3,458,417

The Company estimates that 100% of the unamortized investment in films at December 31, 2006 will be amortized within the next three years.  Approximately $1,833,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next twelve months.

Note 4 — Convertible Notes Payable

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

The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.  The fair value of the warrants was estimated to be $349,459 and was recorded as paid-in capital.  The value of the warrants is amortized to interest expense over the life of the Notes.

In addition, the Company’s financial advisor was paid fees of $150,000 for services rendered in conjunction with execution of the Notes.  The fees were recorded as prepaid loan fees and is amortized to interest expense over the life of the Notes.

Note 5 — Film Obligations

During May 2004, the Company obtained $500,000 of funding under co-finance agreements for its motion picture project, Cloud 9.  The terms of the co-financing provide for the investors to recoup their contribution from the first proceeds of Cloud 9.  After all Cloud 9 costs are recouped by the Company, the investors are entitled to a profit participation in the Company’s profit from Cloud 9.  As a group, the investors are entitled to 20% of the net profits paid to the Company, but the investors do not have any ownership rights in the film.  The $500,000 received under the co-financing agreements represented 21% of the total cost of Cloud 9.  During June 2005 and February 2006, $450,000 and $50,000, respectively, was repaid to investors from the first proceeds from Cloud 9.  The funding under the co-financing agreements came from related parties to the Company as described below:

Source of Funding	Original Amount	Remaining Balance

Greater than 5% shareholder	$250,000	$—
Company’s chairman and chief executive officer	100,000	—
A company 50% owned by the Company’s chief financial officer	100,000	—
Company shareholder	50,000	—

Total	$500,000	$—

Note 6 — Film Profit Participation and Contingent Compensation

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

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), has entered into contingent compensation agreements with the director and certain cast members of Cloud 9 in the form of “net and gross  profit participations” that are customary in the film industry.  These participations are typically based on the profit of a film after all production and distribution costs have been recouped (“gross participation”) or all production and distribution costs and overhead have been recouped (“net participations”).  A percentage of these “gross and net profits”, as negotiated between the participants, are paid out as contingent compensation for creative participants in a motion picture film.  The participations negotiated by the Production Company for Cloud 9 total 23.5% of which the Company’s interest in Cloud 9 is burdened by one-half of these net profit participations.  The Company’s residual profits interest in Cloud 9 is 30.6% after giving effect to the gross and net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements (see Note 5 — Film Obligations).

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

Note 7 — Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of December 31, 2006 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

Note 8 — Income Taxes

The income tax provision for the years ended December 31, 2006 and 2005 consists of:

	2006	2005

Current provision	$—	$—
Deferred provision (benefit)	(793,345)	(272,254)
Change in beginning of year valuation allowance	793,345	272,254

Total	$—	$—

Deferred income tax assets and liabilities as of December 31, 2006 and 2005 are comprised of:

	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$1,526,621	$650,138
Valuation allowance	(1,223,901)	(430,557)
Total deferred tax asset	302,720	219,581
Deferred income tax liabilities:
Film costs	(302,305)	(218,378)
Depreciation	(415)	(1,203)
Total deferred tax liability	(302,720)	(219,581)
Deferred tax liability, net	$—	$—

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2006	2005

Federal statutory rate	(34%)	(34%)
State tax rate	(4%)	(4%)
Valuation allowance	38%	38%
Effective income tax rate	—%	—%

At December 31, 2006 and 2005, the Company had federal and state net operating loss carryforwards of approximately $2,704,000 and $1,912,000, respectively, expiring at various dates through 2018.

Note 9 — Capital Structure

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

Note 10 — Stock Options and Warrants

Effective January 1, 2006, the Company adopted SFAS 123R.  See Note 2 for a description of the Company’s adoption of SFAS 123R.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  Given the Company’s limited trading history and lack of employee option exercise history, the Company has included the assumptions and variables of similar companies in the determination of the actual variables used in the option pricing model.  The Company bases the risk-free interest rate used in the option pricing model on U.S. Treasury zero-coupon issues.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option pricing model.

The assumptions used to value the option and warrant grants are as follows:

	2006	2005

Expected life (in years)	5.0	5.0
Volatility	46.0%	42.0 - 78.0%
Risk free interest rate	5.0%	4.0 - 4.5%
Dividend yield	—%	—%

The fair value of the 140,000 options issued in 2006 was estimated to be $38,009.  In accordance with SFAS 123R, the value of the options was recorded as compensation expense and amortized over the vesting period of the options.  There were no options issued in 2005.  The options outstanding and options exercisable as of December 31, 2006 had no intrinsic value.  The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2004	3,663,250	$1.85
Granted - warrants	1,000,000	2.50
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	4,663,250	$1.98
Granted - options	140,000	0.75
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	4,803,250	$1.94

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/06	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/06	Average Exercise Price

$0.00 to $1.00	140,000	4.8	$0.75	140,000	$0.75
$1.01 to $2.00	4,163,250	2.1	1.86	4,163,250	1.86
$2.01 to $3.00	500,000	3.7	3.00	500,000	3.00

Total	4,803,250			4,803,250

Note 11 — Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a 12-month unwritten lease.  Rent expense applicable to the corporate offices for the years ended December 31, 2006 and 2005 was approximately $19,000 and $6,500, respectively.

Note 12 — Subsequent Event

In January 2007, the Company issued 50,000 shares of common stock to pay accrued interest due, as of

December 31, 2006, on the Company’s convertible notes payable.

In March 2007, the Company executed amendment agreements with the holder of its convertible notes payable.  Under the amendments, the maturity date of both Notes is extended to January 31, 2008.  Interest on the Notes is increased from 8% to 12% per annum from the date of the amendment until maturity.  As additional consideration for executing the amendments, the Company lowered the strike price of the previously issued warrant agreements, which allow for the purchase of 1,000,000 shares of common stock shares, to $0.50 per share from the original strike prices of $2.00 and $3.00 per share.  In addition, the Company and the holder of the Notes entered into an additional common stock purchase warrant agreement, evidencing warrants exercisable on or before April 1, 2012.  The agreement provides for the purchase of 500,000 common stock shares at $0.50.

The fair value of the repriced and newly issued warrants was estimated on the date of repricing or issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and estimated fair value of the common share.  The fair value of the newly issued warrants was estimated to be $51,614 and will be recorded as paid-in capital.  The value of the warrants will increase interest expense over the new life of the Notes.  The Company determined that there was no additional fair value (over the value previously recorded) attributable to the repricing of the previously issued warrants and no additional expense has been recorded for this modification.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)
	By:	/S/JOHN SIMONELLI
John Simonelli
Chief Executive Officer
Date: March 23, 2007
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/JOHN SIMONELLI	Chairman of the Board	March 23, 2007
John Simonelli	and Chief Executive Officer
/S/HARRY G. “GRAY” FREDERICKSON, JR.	President and Director	March 23, 2007
Harry G. “Gray” Frederickson, Jr.
/S/FRED ROOS	Director	March 23, 2007
Fred Roos
/S/GEORGE “FRITZ” KIERSCH	Director	March 23, 2007
George “Fritz” Kiersch
/S/Lewis B. Moon	Director	March 23, 2007
Lewis B. Moon
/S/ STANTON NELSON	Director	March 23, 2007
Stanton Nelson