Form 10QSB
period 2007-03-31
GRAYMARK PRODUCTIONS INC
filed 2007-05-11
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
As of May 4, 2007, 8,745,183 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2007

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

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  During 2006 and 2005, we earned revenue of $404,276 and $450,000, respectively, from our motion picture film projects.  During the three months ending March 31, 2007, we earned revenue of $24,945 from the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  During March 2007, The Hunt was released domestically.  We anticipate the domestic release of Surveillance and Soul’s Midnight later in 2007.  We have completed, but not released our motion picture film project, Fingerprints.

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

We produce English language motion pictures intended for domestic ancillary market release (home video and television, including pay-per-view, cable, satellite and network broadcast) that have production budgets of $250,000 to $3 million (“low-budget motion pictures,” “low budget movies” or “low-budget films”).  We initially anticipated producing motion pictures that had production budgets of $2 million to $5 million, but based on the production of our motion pictures to date, we believe that a range of $250,000 to $3 million is appropriate.

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

Our international market distribution, whether in the ancillary market or the theatrical market, will be subject to:

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

•                                          instability of foreign economies and governments,

•                                          cultural barriers, and

•                                          wars and acts of terrorism.

Any of these factors could have a material adverse effect on the international distribution rights of any motion picture.

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

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment  of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.  During 2006, we earned approximately $278,000 of revenue under this agreement.  In December 2006, based on the actual international receipts to date and the number of international territories remaining to be exploited, we revised our ultimate revenue estimate.  This resulted in an additional impairment charge to film costs of $100,000.  This brought the total impairment charge for Cloud 9 to $1,545,014.  During the three months ended March 31, 2007, we earned approximately $6,000 of revenue under this agreement.

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

The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  The Hunt has been released in both the domestic and international markets.  We have incurred total production costs for The Hunt of approximately $385,000.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the three months ended March 31, 2007, we earned approximately $4,000 from the international distribution of The Hunt.  During 2006, we earned approximately $36,000 from the international distribution of The Hunt.

In addition, we sold 35% of the copyright interest in The Hunt to the licensee for approximately $214,000, an amount equal to 50% of the budget of The Hunt.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  Surveillance has been released in the international market and is expected to be released domestically later in 2007.  We have incurred total production costs for Surveillance of approximately $587,000.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the three months ended March 31, 2007, we earned approximately $15,000 from the international distribution of Surveillance.  During 2006, we earned approximately $31,000 from the international distribution of Surveillance.

In addition, we sold 50% of the copyright interest in Surveillance to the licensee for approximately $312,000, an amount equal to 50% of the budget of Surveillance.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Soul’s Midnight.  During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight.  We have incurred total production costs for Soul’s Midnight of approximately $663,000.

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

In addition, we sold 25% of the copyright interest in Soul’s Midnight to the licensee for approximately, $171,000 an amount equal to 25% of the budget of Soul’s Midnight.  We also sold 50% of the copyright interest in Soul’s Midnight to the creators of the script for approximately $342,000, an amount equal to 50% of the budget.

Fingerprints.  During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints.  We have incurred total production costs for Fingerprints of approximately $616,000 as of March 31, 2007.

We have entered into an agreement for the domestic distribution of Fingerprints.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we sold 42.5% of the copyright interest in Fingerprints to the licensee for approximately $291,000, an amount equal to 42.5% of the budget of Fingerprints.  We also sold 20% of the copyright interest in Fingerprints to the creators of the script for approximately $137,000, an amount equal to 20% of the budget.

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

The table below summarizes the distribution fees negotiated as of March 31, 2007 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

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

In March 2007, we executed amendment agreements with the holder of its convertible notes payable.  Under the amendments, the maturity date of both Notes is extended to January 31, 2008.  Interest on the Notes is increased from 8% to 12% per annum from the date of the amendment until maturity.  As additional consideration for executing the amendments, we lowered the strike price of the previously issued warrant agreements, which allow for the purchase of 1,000,000 shares of common stock shares, to $0.50 per share from the original strike prices of $2.00 and $3.00 per share.  In addition, we and the holder of the Notes entered into an additional common stock purchase warrant agreement, evidencing warrants exercisable on or before April 1, 2012.  The agreement provides for the purchase of 500,000 common stock shares at $0.50.

The fair value of the repriced and newly issued warrants was estimated on the date of repricing or issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and estimated fair value of the common share.  The fair value of the newly issued warrants was estimated to be $51,614 and will be recorded as paid-in capital.  The value of the warrants will increase interest expense over the new life of the Notes.  We determined that there was no additional fair value (over the value previously recorded) attributable to the repricing of the previously issued warrants and no additional expense has been recorded for this modification.

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

SFAS 155 – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.   This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to our financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

FIN 48 – In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to our financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows.

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

SFAS 159 – In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after

November 15, 2007.  Management is currently assessing the impact of SFAS 159 on our consolidated financial statements.

SAB 108 – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 was effective beginning January 1, 2007 and the initial adoption of SAB 108 did not have a material impact on our financial position, results of operations, or cash flows.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2007 and 2006.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2007	2006
Revenue	$24,945	$189,286
Expenses:
Direct operating	20,952	160,011
General and administrative	93,661	105,667
Depreciation	764	1,216

Total expenses	115,377	266,894

Operating loss	(90,432)	(77,608)

Other income (expense):
Interest and other income	7,995	9,133
Interest expense	(96,142)	(91,577)

Net other income (expense)	(88,147)	(82,444)

Net loss before minority interests and income taxes	(178,579)	(160,052)
Minority interests	(2,777)	(382)
Provision for income taxes	—	—

Net loss	$(181,356)	$(160,434)

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

Our consolidated revenues for the three months ended March 31, 2007 (the “2007 1st Quarter”) were $24,945 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance.  We generated revenue in the prior year’s first quarter of $189,286 from the international distribution of Cloud 9 and The Hunt.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $20,952 for the 2007 1st Quarter were 84% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.  During the first quarter of 2006, we incurred direct operating expenses of $160,011 which represented 85% of revenues.

General and administration expenses of $93,661 for the 2007 1st Quarter decreased $12,006, or 11%, from $105,667 in the prior year’s quarter.  The decrease in general and administration expenses was primarily due to a decrease in salaries and employee benefits which were offset by an increase in our monthly lease expense, general insurance expense and travel expenses.

During the 2007 1st Quarter, we realized interest income of $7,995, compared to $9,133 in the prior year’s third quarter.  This decrease was attributable to a corresponding decrease in the balance of cash and cash equivalents held in interest bearing accounts and an increase in the yield earned on those accounts.

We incurred interest expense of $96,142 during the 2007 1st Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We incurred interest expense of $91,577 during the first quarter of 2006.

Minority interests in our earnings for the 2007 1st Quarter were $2,777 and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings.  Our cash and cash equivalents at March 31, 2007 totaled approximately $887,000.  As of March 31, 2007, we had a working capital deficiency of approximately $708,000.

We expect to meet our obligations as they become due through available cash and funds generated from our completed motion pictures supplemented as necessary by debt and equity financing.  We expect to generate positive working capital through our operations.  However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt and equity financing to support our working capital requirements.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

In an effort to manage our working capital, during March 2007, we executed amendment agreements with the holder of its convertible notes payable.  Under the amendments, the maturity date of both Notes is extended to January 31, 2008.  Interest on the Notes is increased from 8% to 12% per annum from the date of the amendment until maturity.  As additional consideration for executing the amendments, we lowered the strike price of the previously issued warrant agreements, which allow for the purchase of 1,000,000 shares of common stock shares, to $0.50 per share from the original strike prices of $2.00 and $3.00 per share.  In addition, we entered into an additional common stock purchase warrant agreement with the holder of the Notes, evidencing warrants exercisable on or before April 1, 2012.  The agreement provides for the purchase of 500,000 common stock shares at $0.50.

Operating activities for the three months ended March 31, 2007, provided net cash of $37,961 compared to operating activities for the three months ended March 31, 2006 which used $132,819.  The increase in cash flows from operating activities was primarily attributable to unearned revenue received on a film project currently in progress.

There were no investing activities for the three months ended March 31, 2007.  Investing activities for the three months ended March 31, 2006, generated net cash of $119,500 as a result of contributions made by our minority interests on certain film projects.

There were no financing activities during the three months ended March 31, 2007.  Financing activities for the three months ended March 31, 2006, used cash of $50,000 for the repayment of film obligations.

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

We have been informed by our legal counsel that the common stock shares and redeemable warrants, other than those underlying the redeemable warrants and the placement agent warrants, may be sold without further restriction pursuant to Rule 144 as promulgated by the Securities and Exchange Commission.  Because the exercise prices of the redeemable warrants and the placement agent warrants are substantially in excess of the market price of our common stock,  we do not intend to file a registration statement covering the underlying common stock shares until the market price of our common stock increases to a level above the applicable exercise prices.

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

12-Month Overhead Budget

Our budgeted overhead expenses for the next 12 months are as follows:

Expenditure	Monthly	12 Months
Administrative expenditures:
Executive officer compensation	$12,000	$144,000
Administrative salaries	3,000	36,000
Payroll taxes	1,200	14,400
Telephone	600	7,200

Expenditure	Monthly	12 Months
Rent	2,100	25,200
Legal	3,000	36,000
Accounting	3,000	36,000
Public relations	500	6,000
Insurance	500	6,000
Stock transfer	800	9,600
Miscellaneous	1,000	12,000
Total Administrative Expenditures	$27,700	$332,400

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                                          we will be successful in implementing our business plan or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Either one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at March 31, 2007 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$1,650,000	$—	$—	$—	$1,650,000
Operating leases	25,608	—	—	—	25,608

	$1,675,608	$—	$—	$—	$1,675,608

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described under the caption “Additional Factors that May Affect Our Future Results” appearing under “Item 1. Description of Business” of our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2007, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                     During the three months ended March 31, 2007, we issued 60,000 shares of our common stock to SXJE, LLC, the holder of certain convertible promissory notes, in payment of the accrued interest of $30,000 (see Item 2. Management’s Discussion and Anaylsis or Plan of Operation – Recent Developments – Convertible Note Financing).  These were issued pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D.  SXJE, LLC qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock.

(b)                                 None

(c)                                  None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Registration Statement on Form SB-2 (No. 333 -111819) filed with the Commission on January 9, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Registration Statement on Form SB-2 (No. 333-111819) filed with the Commission on January 9, 2004.

31.1	Certification of John Simonelli, Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of John Simonelli, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK PRODUCTIONS, INC.
(Registrant)
	By:	/S/JOHN SIMONELLI
John Simonelli
Chief Executive Officer
Date: May 4, 2007

	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: May 4, 2007

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$886,865	$848,904
Accounts receivable	18,895	7,456

Total current assets	905,760	856,360

Fixed assets, net	10,983	11,747
Prepaid loan fees	33,493	51,986
Investment in films	2,382,302	2,387,966

Total assets	$3,332,538	$3,308,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$107,269	$104,650
Unearned revenue	124,790	—
Current portion of convertible notes payable, net of discounts of $118,443 and $112,478 at March 31, 2007 and December 31, 2006, respectively	1,381,557	1,387,522

Total current liabilities	1,613,616	1,492,172

Minority interests	1,449,929	1,447,152

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,622,107 issued and outstanding at March 31, 2007 (8,562,107 shares issued and outstanding at December 31, 2006)	862	856
Paid-in capital	4,457,609	4,376,001
Accumulated deficit	(4,189,478)	(4,008,122)

Total shareholders’ equity	268,993	368,735

Total liabilities and shareholders’ equity	$3,332,538	$3,308,059

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$24,945	$189,286

Expenses:
Direct operating	20,952	160,011
General and administrative	93,661	105,667
Depreciation	764	1,216

Total expenses	115,377	266,894

Operating loss	(90,432)	(77,608)

Other Income (Expense):
Interest and other income	7,995	9,133
Interest expense	(96,142)	(91,577)

Net other income (expense)	(88,147)	(82,444)

Net loss before minority interests and provision for income taxes	(178,579)	(160,052)

Minority interests	(2,777)	(382)
Provision for income taxes	—	—

Net loss	$(181,356)	$(160,434)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,622,107	8,310,425

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	8,289,151	$829	$4,221,852	$(1,793,162)

Issuance of stock for convertible notes interest	272,956	27	116,140	—
Issuance of stock options	—	—	38,009	—
Net loss	—	—	—	(2,214,960)

Balance, December 31, 2006	8,562,107	856	4,376,001	(4,008,122)

Issuance of stock for convertible notes interest	60,000	6	29,994	—
Issuance of common stock warrants	—	—	51,614	—
Net loss	—	—	—	(181,356)

Balance, March 31, 2007	8,622,107	$862	$4,457,609	$(4,189,478)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net loss	$(181,356)	$(160,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	764	1,216
Amortization of film costs	20,952	159,581
Issuance of common stock for convertible notes interest	30,000	26,167
Interest expense allocated to warrants	45,650	43,084
Minority interests	2,777	382
Changes in assets and liabilities –
Film deposits	—	32,500
Accounts receivable	(11,439)	(58,612)
Prepaid loan fees	18,493	18,493
Investment in films	(15,288)	(226,976)
Accrued liabilities	2,618	31,780
Unearned revenue	124,790	—

Net cash provided (used) by operating activities	37,961	(132,819)

Investing activities:
Minority interests - contributions	—	119,500

Net cash provided by investing activities	—	119,500

Financing activities:
Repayment of film obligations	—	(50,000)

Net cash used in financing activities	—	(50,000)

Net change in cash and cash equivalents	37,961	(63,319)

Cash and cash equivalents at beginning of period	848,904	1,153,840

Cash and cash equivalents at end of period	$886,865	$1,090,521

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$30,000	$26,167
Issuance of common stock warrants	$51,614	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended March 31, 2007 and 2006

Note 1 – Nature of Business

Graymark Productions, Inc. (the “Company”) is organized in Oklahoma and is an independent producer and distributor of film entertainment content.  The Company began operations in 2001 as Graymark Productions, L.L.C. (“Graymark LLC”), all of the assets of which were acquired by the Company through our incorporation-reorganization, effective August 18, 2003.

The Company produces and distributes films that are completed and marketed using smaller budgets than those of major studios.  The Company has completed the production and released its motion picture projects titled, Cloud 9, The Hunt, Surveillance and Soul’s Midnight.  The Company has completed, but not released its motion picture titled, Fingerprints.  The Company has negotiated agreements for the marketing and distribution of all its films.  Management believes that producing and distributing low- or modest-budget, commercially successful films affords the Company access to Hollywood talent and scripts and third-party production packages for acquisition, without compromising management’s approach to managing financial risk.

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of Graymark Productions, Inc. and its majority owned and controlled subsidiaries.  The Company controls a subsidiary company through a combination of existing voting interests and the ability to exercise various rights under certain shareholder or operating agreements.  The Company’s subsidiaries include Graymark Productions, L.L.C. (the “LLC”), Out of the Blue Productions, LLC (“Out of the Blue”), The Hunt, The Motion Picture LLC (“The Hunt”), Surveillance, The Motion Picture LLC (“Surveillance”), Soul’s Midnight LLC (“Soul’s Midnight”) and Fingerprints LLC (“Fingerprints”).  The LLC became a subsidiary of the Company in August 2003 as a result of the incorporation-reorganization of the Company.  Out of the Blue was formed in December 2003 as the entity under which the Company’s first motion picture project, Cloud 9, was produced.  The Company has funded 100% of the acquisition and production costs of Cloud 9.  The Company is entitled to recover its capital contributions to Out of the Blue plus interest at 2% above the prime rate (defined as “investment recoupment”) from cash distributions before the other interest owners and thereafter 50% of cash distributions and is entitled to receive a majority of the proceeds from rights sales, distribution and any and all exploitation of the Picture.  Under the terms of the Out of the Blue operating agreement, the Company has 100% voting control of Out of the Blue.  The Hunt, Surveillance, Soul’s Midnight and Fingerprints are 100% owned by the Company.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of March 31, 2007, the Company had a working capital deficit of approximately $708,000, primarily because the Company’s convertible notes payable mature on January 31, 2008.  The Company expects to meet its obligations as they become due through available cash and funds generated from its completed motion pictures supplemented as necessary by debt and/or equity financing.  The Company expects to generate positive working capital through its operations.  However, there are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt and/or equity financing to support the Company’s working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

SFAS 155 – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.  This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FIN 48 – In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

SFAS 158 – In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management plan adopted this Statement on December 31, 2006 and the adoption of SFAS 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

SFAS 159 – In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

SAB 108 – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 became effective on January 1,

2007 and the initial adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 3 – Investment in Films

	March 31, 2007	December 31, 2006

Released, net of accumulated amortization and impairment	$1,746,802	$1,767,795
Completed and not released	616,420	615,171
In progress	19,080	5,000

Total	$2,382,302	$2,387,966

The Company estimates that 100% of the unamortized investment in films at March 31, 2007 will be amortized within the next three years.  Approximately $1,911,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next 12 months.

Note 4 – Convertible Note Payable

In August and October 2005, the Company issued promissory notes (the “Notes”) in the principal amount of $750,000, respectively, $1,500,000 in total.  The Notes are secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Notes bear interest at the rate of 8% per annum.  Interest due on the Notes is payable quarterly and can be paid in cash or shares of Company stock.

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

The Company’s subsidiary, Out of the Blue Productions, LLC (the “Production Company”), entered into contingent compensation agreements with the director and certain cast members of Cloud 9 in the form of “net and gross  profit participations” that are customary in the film industry.  These participations are typically based on the profit of a film after all production and distribution costs have been recouped (“gross participation”) or all production and distribution costs and overhead have been recouped (“net participations”).  A percentage of these “gross and net profits”, as negotiated between the participants, are paid out as contingent compensation for creative participants in a motion picture film.  The participations negotiated by the Production Company for Cloud 9 total 23.5% of which the Company’s interest in Cloud 9 is burdened by one-half of these net profit participations.  The Company’s residual profits interest in Cloud 9 is 30.6% after giving effect to the gross and net profits participations given pursuant to contingent compensation arrangements and the co-finance agreements.

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

Note 6 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of it’s films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of March 31, 2007 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

Note 7 – Capital Structure

During the three months ended March 31, 2007, the Company issued 60,000 shares of common stock to pay accrued interest due on the Company’s convertible notes payable.

Note 8 – Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a month to month lease.  Rent expense applicable to the corporate offices for the three months ended March 31, 2007 and 2006 was $6,402 and $1,766, respectively.

Note 9 – Subsequent Events

In April 2007, the Company issued 123,076 shares of common stock to pay accrued interest of $32,000 due, as of March 31, 2007, on the Company’s convertible notes payable.