Form 10QSB
period 2007-06-30
GRAYMARK PRODUCTIONS INC
filed 2007-08-10
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 8, 2007, 8,827,001 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2007

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

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions.  During 2006 and 2005, we earned revenue of $404,276 and $450,000, respectively, from our motion picture film projects.  During the six months ending June 30, 2007, we earned revenue of $77,270 from the international distribution of Cloud 9, The Hunt and Surveillance.  During March 2007, The Hunt was released domestically.  We anticipate the domestic release of Surveillance and Soul’s Midnight later in 2007.  We have completed, but not released our motion picture film project, Fingerprints.

The following discussion covers our plan of operations for the next 12 months.  As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Proposed Acquisitions

During May 2007, we entered into a letter of intent to acquire Apothecary RX LLC., and Sleep Holdings, LLC.  The acquisitions involve exchanging our common stock for the ownership interests in the two companies.  The acquisitions are contingent on further due diligence by our management team and execution of a definitive exchange agreement.

Apothecary RX LLC owns and operates eight independent pharmacies located in Missouri, Minnesota, and Oklahoma.  Sleep Holdings LLC owns and operates seven state-of-the-art sleep centers that diagnose and treat a full range of sleep disorders, including insomnia and obstructive sleep apnea.  The centers are located in Oklahoma and Texas.  Controlling interests in both companies are held by Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors.

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

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”).  Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000.  During 2006, we earned approximately $278,000 of revenue under this agreement.  In December 2006, based on the actual international receipts to date and the number of international territories remaining to be exploited, we revised our ultimate revenue estimate.  This resulted in an additional impairment charge to film costs of $100,000.  This brought the total impairment charge for Cloud 9 to $1,545,014.  During the six months ended June 30, 2007, we earned approximately $58,000 of revenue under this agreement.

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

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees.  Furthermore, our co-finance providers were entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which we have paid in whole.  After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 is 30.6%.  Our entitlement to distributions from the Production Company and the profits interest granted to Burt Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9.

The Hunt.  During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt.  The Hunt has been released in both the domestic and international markets.  We have incurred total production costs for The Hunt of approximately $387,000.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of The Hunt.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the six months ended June 30, 2007, we earned approximately

$4,000 from the international distribution of The Hunt.  During 2006, we earned approximately $36,000 from the international distribution of The Hunt.

In addition, we assigned 35% of the copyright interest in The Hunt to the licensee for approximately $214,000, an amount equal to 50% of the budget of The Hunt.  The company that developed the story concept for The Hunt retained a 25% interest in the net receipts of The Hunt.  Net receipts is defined as receipts after we recoup our production costs, interest and overhead.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 7% of the net receipts of The Hunt.

Surveillance.  During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance.  Surveillance has been released in the international market and is expected to be released domestically later in 2007.  We have incurred total production costs for Surveillance of approximately $589,000.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  We have also entered into an agreement for the international distribution of Surveillance.  The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  During the six months ended June 30, 2007, we earned approximately $15,000 from the international distribution of Surveillance.  During 2006, we earned approximately $31,000 from the international distribution of Surveillance.

In addition, we assigned 50% of the copyright interest in Surveillance to the licensee for approximately $312,000, an amount equal to 50% of the budget of Surveillance.  In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

Soul’s Midnight.  During November 2005, we commenced and completed the filming of our fourth motion picture titled, Soul’s Midnight.  We have incurred total production costs for Soul’s Midnight of approximately $664,000.

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

In addition, we assigned 25% of the copyright interest in Soul’s Midnight to the licensee for approximately, $171,000 an amount equal to 25% of the budget of Soul’s Midnight.  We also assigned 50% of the copyright interest in Soul’s Midnight to the creators of the script for approximately $342,000, an amount equal to 50% of the budget.

Fingerprints.  During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints.  We have incurred total production costs for Fingerprints of approximately $616,000.

We have entered into an agreement for the domestic distribution of Fingerprints.  The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs.  In addition, we assigned 42.5% of the copyright interest in Fingerprints to the licensee for approximately $291,000, an amount equal to 42.5% of the budget of Fingerprints.  We also assigned 20% of the copyright interest in Fingerprints to the creators of the script for approximately $137,000, an amount equal to 20% of the budget.

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

The table below summarizes the distribution fees negotiated as of June 30, 2007 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surveillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

Convertible Note Financing.  In August and October 2005, we issued two promissory notes (the “Notes”) in the aggregate principal amount of $1,500,000.  The Notes are secured by all of our assets and the assets of our current and future subsidiaries.  The Notes bear interest at the rate of 8% per annum that is payable quarterly and can be paid in cash or shares of our common stock.  The Notes become due and payable on the first to occur of:

•                                          July 27, 2007 for the first note and October 25, 2007 for the second note which was subsequently extended to January 31, 2008 (the “Maturity Dates”);

•                                          the consummation of a “Qualified Financing;” or

•                                          the continuation of and event of default, as defined in the Notes, for more than 30 days following notice of the occurrence of an event of default.

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

The fair value of the repriced and newly issued warrants was estimated on the date of repricing or issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and estimated fair value of the common share.  The fair value of the newly issued warrants was estimated to be $51,614 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the new life of the Notes.  We determined that there was no additional fair value (over the value previously recorded) attributable to the repricing of the previously issued warrants and no additional expense has been recorded for this modification.

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

Recent Accounting Pronouncements

FIN 48 – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material impact on our financial position, results of operations, or cash flows.

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

SFAS 158 – In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS 158 has no current applicability to our financial statements.  Management adopted this Statement on December 31, 2006 and the initial adoption did not have a material impact to our financial position, results of operations, or cash flows.

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

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended June 30, 2007 and 2006.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$52,324	$47,580	$77,270	$236,866
Expenses:
Direct operating	49,353	31,440	70,305	191,451
Impairment of investment in films	—	1,445,014	—	1,445,014
General and administrative	71,714	95,462	165,376	201,130
Depreciation	764	1,216	1,527	2,431

Total expenses	121,831	1,573,132	237,208	1,840,026

Operating loss	(69,507)	(1,525,552)	(159,938)	(1,603,160)

Other income (expense):
Interest and other income	7,254	7,514	15,250	16,646
Interest expense	(124,413)	(92,262)	(220,555)	(183,839)

Net other income (expense)	(117,159)	(84,748)	(205,305)	(167,193)

Net loss before minority interests and income taxes	(186,666)	(1,610,300)	(365,243)	(1,770,353)
Minority interests	96	(4,458)	(2,681)	(4,839)
Provision for income taxes	—	—	—	—

Net loss	$(186,570)	$(1,614,758)	$(367,924)	$(1,775,192)

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Our consolidated revenues for the three months ended June 30, 2007 (the “2007 2nd Quarter”) were $52,324 and were attributable to the international distribution of Cloud 9 and The Hunt.  We generated revenue in the prior year’s second quarter of $47,580 from the international distribution of Cloud 9, The Hunt and Surveillance.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $49,353 for the 2007 2nd Quarter were 94% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.  During the second quarter of 2006, we incurred direct operating expenses of $31,440 which represented 66% of revenues.

As of June 30, 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we did not feel that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which was equal to the amount that management estimated would be collected through continuing international distribution and broadcast distribution of Cloud 9.

General and administration expenses of $71,714 for the 2007 2nd Quarter decreased $23,748, or 25%, from $95,462 in the prior year’s quarter.  The decrease in general and administration expenses was primarily due to a decrease in salaries and general insurance.

During the 2007 2nd Quarter, we realized interest income of $7,254, compared to $7,514 in the prior year’s 2nd quarter.  This decrease was attributable to a corresponding decrease in the balance of cash and cash equivalents held in interest bearing accounts.

We incurred interest expense of $124,413 during the 2007 2nd Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We incurred interest expense of $92,262 during the second quarter of 2006.  The increase in interest expense was due to the increase in the interest rate paid on the convertible notes from 8% to 12% effective March 2007.

Minority interests in our earnings for the 2007and 2006 2nd Quarters were ($96) and $4,458, respectively, and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

Our consolidated revenues for the six months ended June 30, 2007 were $77,270 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance.  We generated revenue in the prior year’s first six months of $236,866 from the international distribution of Cloud 9, The Hunt and Surveillance.

Direct operating expenses primarily include amortization of film costs and participation costs.  Our direct operating expenses of $70,305 for the six months ended June 30, 2007 were 91% of revenues.  The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film.  During the first six months of 2007, we incurred direct operating expenses of $191,451 which represented 81% of revenues.

As of June 30, 2006, our domestic distributor had reported to us domestic DVD sales of approximately 100,000 units.  Based on the actual results through June 30, 2006, we did not believe that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005.  As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which was equal to the amount that management estimated would be collected through continuing international distribution and broadcast distribution of Cloud 9.

General and administration expenses of $165,376 for the first six months of 2007 decreased $35,754, or 18%, from $201,130 in the prior year’s first six months.  The decrease in general and administration expenses was primarily due to a decrease in salaries and general insurance which were offset by an increase in our monthly lease expense and travel expenses.

During the first six months of 2007, we realized interest income of $15,250, compared to $16,646 in the prior year’s first six months.  This decrease was attributable to a corresponding decrease in the balance of cash and cash equivalents held in interest bearing accounts.

We incurred interest expense of $220,555 during the first six months of 2007 that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable.  We incurred interest expense of $183,839 during the first six months of 2006.  The increase in interest expense is due to the increase in the interest rate paid on the convertible notes from 8% to 12% effective March 2007.

Minority interests in our earnings for the first six months of 2007 and 2006 were $2,681 and $4,839, respectively, and were attributable to minority interests in our movies The Hunt, Surveillance and Soul’s Midnight.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings.  Our cash and cash equivalents at June 30, 2007 totaled approximately $832,000.  As of June 30, 2007, we had a working capital deficiency of approximately $870,000.

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

In an effort to manage our working capital, during March 2007, we executed amendment agreements with the holder of its convertible notes payable.  Under the amendments, the maturity date of both Notes was extended to January 31, 2008.  Interest on the Notes was increased from 8% to 12% per annum from the date of the amendment until maturity.  As additional consideration for executing the amendments, we lowered the exercise price of the previously issued warrant agreements, which allow for the purchase of 1,000,000 shares of common stock shares, to $0.50 per share from the original strike prices of $2.00 and $3.00 per share.  In addition, we entered into an additional common stock purchase warrant agreement with the holder of the Notes, evidencing warrants exercisable on or before April 1, 2012 for the purchase of 500,000 common stock shares at $0.50 each.

During May 2007, we entered into a letter of intent to acquire ApothecaryRx LLC., and Sleep Holdings, LLC.  The acquisitions involve exchanging our common stock for the ownership interests in the two companies.  The acquisitions are contingent on further due diligence by our management team and execution of a definitive exchange agreement.

Apothecary RX LLC owns and operates eight independent pharmacies located in Missouri, Minnesota, and Oklahoma.  Sleep Holdings LLC owns and operates seven state-of-the-art sleep centers that diagnose and tread a full range of sleep disorders, including insomnia and obstructive sleep apnea.  The centers are located in Oklahoma and Texas.  Controlling interests in both companies are held by Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors.

Operating activities for the six months ended June 30, 2007, used net cash of $16,578 compared to operating activities for the first six months ended June 30, 2006 which used $665,005.  The increase in cash flows from operating activities was primarily attributable to a decrease in the amount of funds invested in films and unearned revenue received on a film project currently in progress.

There were no investing activities for the six months ended June 30, 2007.  Investing activities for the six months ended June 30, 2006, generated net cash of $450,385 as a result of contributions made by our minority interests on certain film projects.

There were no financing activities during the six months ended June 30, 2007.  Financing activities for the six months ended June 30, 2006, used cash of $50,000 for the repayment of film obligations.

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•              we will be successful in implementing our business plan or

•              unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Either one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at June 30, 2007 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$1,605,000	$—	$—	$—	$1,605,000
Operating leases	25,608	—	—	—	25,608
	$1,630,608	$—	$—	$—	$1,630,608

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the six months ended June 30, 2007, we issued 183,076 shares of our common stock to SXJE, LLC, the holder of certain convertible promissory notes, in payment of the accrued interest of $62,000 (see Item 2. Management’s Discussion and Anaylsis or Plan of Operation – Recent Developments – Convertible Note Financing).  These were issued pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D.  SXJE, LLC qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.  No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock.

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
Date: August 9, 2007
	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: August 9, 2007

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$832,326	$848,904
Accounts receivable	—	7,456

Total current assets	832,326	856,360

Fixed assets, net	10,220	11,747
Prepaid loan fees	14,794	51,986
Investment in films	2,410,368	2,387,966

Total assets	$3,267,708	$3,308,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$135,291	$104,650
Unearned revenue	124,790	—
Current portion of convertible notes payable, net of discounts of $57,729 and $112,478 at June 30, 2007 and December 31, 2006, respectively	1,442,271	1,387,522

Total current liabilities	1,702,352	1,492,172

Minority interests	1,449,833	1,447,152

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,745,183 issued and outstanding at June 30, 2007 (8,562,107 shares issued and outstanding at December 31, 2006)	874	856
Paid-in capital	4,490,695	4,376,001
Accumulated deficit	(4,376,046)	(4,008,122)

Total shareholders’ equity	115,523	368,735

Total liabilities and shareholders’ equity	$3,267,708	$3,308,059

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues	$52,324	$47,580

Expenses:
Direct operating	49,353	31,440
Impairment of investment in films	—	1,445,014
General and administrative	71,714	95,462
Depreciation	764	1,216

Total expenses	121,831	1,573,132

Operating loss	(69,507)	(1,525,552)

Other Income (Expense):
Interest and other income	7,254	7,514
Interest expense	(124,413)	(92,262)

Net other income (expense)	(117,159)	(84,748)

Net loss before minority interests and provision for income taxes	(186,666)	(1,610,300)

Minority interests	96	(4,458)
Provision for income taxes	—	—

Net loss	$(186,570)	$(1,614,758)

Net loss per share of common stock, basic and diluted	$(0.02)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	8,745,183	8,353,283

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Revenues	$77,270	$236,866

Expenses:
Direct operating	70,305	191,451
Impairment of investment in films	—	1,445,014
General and administrative	165,376	201,130
Depreciation	1,527	2,431

Total expenses	237,208	1,840,026

Operating loss	(159,938)	(1,603,160)

Other Income (Expense):
Interest and other income	15,250	16,646
Interest expense	(220,555)	(183,839)

Net other income (expense)	(205,305)	(167,193)

Net loss before minority interests and provision for income taxes	(365,243)	(1,770,353)

Minority interests	(2,681)	(4,839)
Provision for income taxes	—	—

Net loss	$(367,924)	$(1,775,192)

Net loss per share of common stock, basic and diluted	$(0.04)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	8,683,645	8,331,854

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	8,289,151	$829	$4,221,852	$(1,793,162)

Issuance of stock for convertible notes interest	272,956	27	116,140	—
Issuance of stock options	—	—	38,009	—
Net loss	—	—	—	(2,214,960)

Balance, December 31, 2006	8,562,107	856	4,376,001	(4,008,122)

Issuance of stock for convertible notes interest	183,076	18	61,982	—
Issuance of common stock warrants	—	—	51,614	—
Issuance of stock options	—	—	1,098	—
Net loss	—	—	—	(367,924)

Balance, June 30, 2007	8,745,183	$874	$4,490,695	$(4,376,046)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net loss	$(367,924)	$(1,775,192)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,527	2,431
Amortization of film costs	70,305	195,618
Impairment of investment in films	—	1,445,014
Issuance of common stock for convertible notes interest	62,000	56,167
Interest expense allocated to warrants	106,364	86,647
Non-cash stock option compensation	1,098	5,430
Minority interests	2,681	4,839
Changes in assets and liabilities –
Film deposits	—	12,916
Accounts receivable	7,456	(29,341)
Prepaid loan fees	37,192	37,192
Investment in films	(92,707)	(706,181)
Accounts payable and accrued liabilities	30,640	(545)
Unearned revenue	124,790	—

Net cash used by operating activities	(16,578)	(665,005)

Investing activities:
Minority interests - contributions	—	450,385

Net cash provided by investing activities	—	450,385

Financing activities:
Repayment of film obligations	—	(50,000)

Net cash used in financing activities	—	(50,000)

Net change in cash and cash equivalents	(16,578)	(264,620)

Cash and cash equivalents at beginning of period	848,904	1,153,840

Cash and cash equivalents at end of period	$832,326	$889,220

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$62,000	$56,167
Issuance of common stock warrants	$51,614	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended June 30, 2007 and 2006

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

Note 2 — Summary of Significant Accounting Policies

Interim Financial Information — The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.  The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements.

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

Going concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of June 30, 2007, the Company had a working capital deficit of approximately $870,000 primarily because the Company’s convertible notes payable mature on January 31, 2008.  The Company expects to meet its obligations as they become due through available cash and funds generated from its completed motion pictures supplemented as necessary by debt and/or equity financing.  The Company expects to generate positive working capital through its operations.  However, there are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt and/or equity financing to support the Company’s working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Investment in Films — Investment in films includes capitalized direct negative costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value.  Film production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis.

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

Recently Issued Accounting Standards —

FIN 48 — In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

SFAS 158 — In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management adopted this Statement on December 31, 2006 and the initial adoption did not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

Note 3 — Investment in Films

	June 30, 2007	December 31, 2006

Released, net of accumulated amortization and impairment	$1,753,432	$1,767,795
Completed and not released	616,458	615,171
In progress	40,478	5,000
Total	$2,410,368	$2,387,966

The Company estimates that 100% of the unamortized investment in films at June 30, 2007 will be amortized within the next three years.  Approximately $1,884,000 of film costs are expected to be amortized during the next twelve months.  No participation liabilities are expected to be paid during the next 12 months.

Note 4 — Convertible Note Payable

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

The fair value of the repriced and newly issued warrants was estimated on the date of repricing or issuance using the Black-Scholes option pricing model.  The fair value of the options were based on the difference between the present value of the exercise price of the option and estimated fair value of the common share.  The fair value of the newly issued warrants was estimated to be $51,614 and was recorded as paid-in capital.  The value of the warrants will increase interest expense over the new life of the Notes.  The Company determined that there was no additional fair value (over the value previously recorded) attributable to the repricing of the previously issued warrants and no additional expense has been recorded for this modification.

Note 5 — Film Profit Participation and Contingent Compensation

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

Note 6 — Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of its films in the domestic, broadcast and international markets.  These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market.  The table below summarizes the distribution fees negotiated as of June 30, 2007 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

Note 7 — Capital Structure

During the six months ended June 30, 2007, the Company issued 183,076 shares of common stock to pay accrued interest due on the Company’s convertible notes payable.

Note 8 — Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders.  The office space is occupied under a month to month lease.  Rent expense applicable to the corporate offices for the six months ended June 30, 2007 and 2006 was $13,565 and $8,168, respectively.

Note 9 — Subsequent Events

In July 2007, the Company issued 81,818 shares of common stock to pay accrued interest of $32,000 due, as of June 30, 2007, on the Company’s convertible notes payable.

Note 10 — Proposed Acquisitions

During May 2007, the Company entered into a letter of intent to acquire ApothecaryRx, LLC., and Sleep Holdings, LLC.  The acquisitions involve exchanging our common stock for the ownership interests in the two companies.  The acquisitions are contingent on further due diligence by our management team and the signing of a definitive exchange agreement.

ApothecaryRx, LLC owns and operates eight independent pharmacies located in Missouri, Minnesota, and Oklahoma.  Sleep Holdings LLC owns and operates seven state-of-the-art sleep centers that diagnose and tread a full range of sleep disorders including insomnia and obstructive sleep apnea.  The centers are located in Oklahoma and Texas.  Controlling interests in both companies are held by Roy T. Oliver, one of the Company’s principal shareholders, and Stanton Nelson, one of its directors.