Form 10QSB
period 2007-09-30
GRAYMARK PRODUCTIONS INC
filed 2007-11-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2007, 8,952,001 shares of the issuer’s common stock, $0.0001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

GRAYMARK PRODUCTIONS, INC.

FORM 10-QSB

For the Quarter Ended September 30, 2007

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

Overview

Since commencement of our operations in August 2001, 2005 was the first year that we received significant revenue from our motion picture productions. During 2006 and 2005, we earned revenue of $404,276 and $450,000, respectively, from our motion picture film projects. During the nine months ending September 30, 2007, we earned revenue of $105,761 from the international distribution of Cloud 9, The Hunt and Surveillance, domestic distribution of The Hunt and broadcast sales of Cloud 9. During March 2007, The Hunt was released domestically. We anticipate the domestic release of Surveillance and Soul’s Midnight later in 2007. We have completed, but not released our motion picture film project, Fingerprints.

The following discussion covers our plan of operations for the next 12 months. As with any plan, there is no assurance that our operations as described will go as planned or that we will be successful in achieving the anticipated results.

Proposed Acquisitions

During May 2007, we entered into a letter of intent to acquire ApothecaryRx, LLC and SDC Holdings, LLC. The acquisitions involve exchanging our common stock for the ownership interests in the two companies. The acquisitions are contingent on further due diligence by our management team and execution of a definitive exchange agreement.

ApothecaryRx, LLC owns and operates 11 independent pharmacies located in Colorado, Missouri, Minnesota, and Oklahoma. SDC Holdings, LLC owns and operates eight state-of-the-art sleep centers that diagnose and treat a full range of sleep disorders, including insomnia and obstructive sleep apnea. The centers are located in Oklahoma and Texas. Controlling interests in both companies are held by Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors.

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

Recent Developments

Impairment of Film Costs. During August 2007, John Simonelli, our CEO, traveled to Los Angeles, California and met with our distribution partner for the international distribution of The Hunt, Surveillance and Soul’s Midnight. Mr. Simonelli also met with our distribution partner for the domestic distribution of The Hunt, Surveillance, Soul’s Midnight and Fingerprints. During these meetings, both distribution partners communicated that the demand for DVD and broadcast sales of non-theatrically released movies has dropped significantly over the last eighteen months. They attributed the decline to an increase in reality television content and an over supply of horror films. Based on their outlook for the market and specifically our films, we revised the revenue estimate of all of our films as discussed below.

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

During June 2005, the Production Company entered in to an agreement for the international distribution of Cloud 9 (“International Agreement”). Under the International Agreement the licensee is entitled to receive recoupment of its manufacturing, distribution and marketing costs and thereafter a distribution fee of equal to 15% of gross international receipts up to $2,000,000 and 10% of gross international receipts above $2,000,000. During 2006, we earned approximately $278,000 of revenue under this agreement. In December 2006, based on the actual international receipts to date and the number of international territories remaining to be exploited, we revised our ultimate revenue estimate. This resulted in an additional impairment charge to film costs of $100,000. This brought the total impairment charge for Cloud 9 to $1,545,014, as of December 31, 2006. During the nine months ended September 30, 2007, we earned approximately $68,000 of revenue under this agreement. Based on discussions with our international distribution partner, we determined that it is not likely that any additional revenue will be earned in the future.

Furthermore, during June 2005, the Production Company entered in to a Sales Agency Agreement for the marketing of the broadcast rights (pay and free television, video-on-demand and pay-per-view) of Cloud 9 (“Broadcast Agreement”). Pursuant to the Broadcast Agreement, the licensee is entitled to a fee equal to 20% of the gross receipts from broadcast of Cloud 9 on pay and free television, video-on-demand and pay-per-view after its recoupment of its distribution expenses. During the nine months ended September 30, 2007, we earned approximately $7,000 of revenue under this agreement. No additional revenue is expected to be earned under this agreement.

During September 2007, based on our revised revenue estimates for Cloud 9, we recorded an impairment charge of $202,593. This brought the total impairment charge for Cloud 9 to $1,747,607 and reduced the net carrying value of Cloud 9 to zero.

As a result of the agreements with the director, casting company, actors and co-finance providers, our residual net profits interest in Cloud 9 is 30.6% after recoupment and payment of all distribution costs, expenses and fees. Furthermore, our co-finance providers were entitled to receive the first $500,000 of proceeds we receive from the licensing of the distribution rights of Cloud 9 of which we have paid in whole. After giving effect to the recovery of the $500,000 contributions to the production costs of Cloud 9 under the co-financing agreements and then the recovery of our production costs and other invested costs and interest, our net profits interest in Cloud 9 is 30.6%. Our entitlement to distributions from the Production Company and the profits interest granted to Burt Reynolds provide for interest at a rate of 2% above the prime rate (limited to 5%) for purposes of determining recovery of the production and other costs of Cloud 9. No payments are expected to be made to Burt Reynolds under his profits interest in Cloud 9.

The Hunt. During March 2005, we commenced and completed principal filming of our second motion picture project titled, The Hunt. The Hunt has been released in both the domestic and international markets. We have incurred total production costs for The Hunt of approximately $387,000.

In July 2005, we entered into an agreement for the domestic distribution of The Hunt. The agreement grants the licensee a distribution fee equal to 22.5% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. We have also entered into an agreement for the international distribution of The Hunt. The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. During the nine months ended September 30, 2007, we earned approximately $12,000 from the international distribution of The Hunt. During 2006, we earned approximately $36,000 from the international distribution of The Hunt.

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

During September 2007, based on our revised revenue estimates for The Hunt, we recorded an impairment charge of $358,244. This reduced the net carrying value of The Hunt to zero.

Surveillance. During August 2005, we commenced and completed principal filming of our third motion picture project titled, Surveillance. Surveillance has been released in the international market and is expected to be released domestically later in 2007. We have incurred total production costs for Surveillance of approximately $589,000.

In July 2005, we entered into an agreement for the domestic distribution of Surveillance. The agreement grants the licensee a distribution fee equal to 25% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. We have also entered into an agreement for the international distribution of Surveillance. The agreement grants the licensee a distribution fee equal to 20% of gross receipts and allows for the recoupment of all manufacturing, distribution and marketing costs. During the nine months ended September 30, 2007, we earned approximately $18,000 from the international distribution of Surveillance. During 2006, we earned approximately $31,000 from the international distribution of Surveillance.

In addition, we assigned 50% of the copyright interest in Surveillance to the licensee for approximately $312,000, an amount equal to 50% of the budget of Surveillance. In addition, we entered in to net participation agreements with the director, casting company and others equal to 8% of the net receipts of Surveillance.

During September 2007, based on our revised revenue estimates for Surveillance, we recorded an impairment charge of $514,789. This reduced the net carrying value of Surveillance to $40,000.

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

During September 2007, based on our revised revenue estimates for Soul’s Midnight, we recorded an impairment charge of $581,575. This reduced the net carrying value of Soul’s Midnight to $35,000.

Fingerprints. During April 2006, we commenced and completed the filming of our fifth motion picture project titled, Fingerprints. We have incurred total production costs for Fingerprints of approximately $617,000.

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

During September 2007, based on our revised revenue estimates for Fingerprints, we recorded an impairment charge of $466,670. This reduced the net carrying value of Fingerprints to $150,000.

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

The table below summarizes the distribution fees negotiated as of September 30, 2007 on a per movie basis (markets that have no distribution agreements in place are identified as “n/a”):

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

Results of Operations

The following table sets forth selected results of our operations for the three months and nine months ended September 30, 2007 and 2006. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$28,491	$154,522	$105,761	$391,388
Expenses:
Direct operating	21,348	132,092	91,567	323,543
Impairment of investment in films	2,123,871	—	2,123,871	1,445,014
General and administrative	165,874	101,521	331,249	302,647
Depreciation	764	1,216	2,292	3,649

Total expenses	2,311,857	234,829	2,548,979	2,074,853
Operating loss	(2,283,366)	(80,307)	(2,443,218)	(1,683,465)

Other income (expense):
Interest and other income	6,016	7,168	21,266	23,814
Interest expense	(94,221)	(92,945)	(314,776)	(276,784)

Net other income (expense)	(88,205)	(85,777)	(293,510)	(252,970)

Net loss before minority interests and income taxes	(2,371,571)	(166,084)	(2,736,728)	(1,936,435)
Minority interests	1,120,713	(13,248)	1,117,989	(18,088)
Provision for income taxes	—	—	—	—
Net loss	$(1,250,858)	$(179,332)	$(1,618,739)	$(1,954,523)

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Our consolidated revenues for the three months ended September 30, 2007 (the “2007 3rd Quarter”) were $28,491 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance and broadcast sales for Cloud 9. We generated revenue in the prior year’s third quarter of $154,522 from the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.

Direct operating expenses primarily include amortization of film costs and participation costs. Our direct operating expenses of $21,348 for the 2007 3rd Quarter were 75% of revenues. The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film. During the third quarter of 2006, we incurred direct operating expenses of $132,092 which represented 85% of revenues.

During August 2007, we met with our distribution partners for the international and domestic distribution of Cloud 9, The Hunt, Surveillance, Soul’s Midnight and Fingerprints. After these meetings, we determined that it was not likely that our previous revenue estimates would be realized As a result, we wrote down the carrying value of Cloud 9 by $202,593 to zero, The Hunt by $358,244 to zero, Surveillance by $514,789 to $40,000, Soul’s Midnight by $581,575 to $35,000 and Fingerprints by $466,670 to $150,000. The net carrying values at September 30, 2007 are equal to the amounts that management estimates will be collected through continuing domestic, international distribution and broadcast distribution of these films.

General and administration expenses of $165,874 for the 2007 3rd Quarter increased $64,353, or 63%, from $101,521 in the prior year’s quarter. The increase in general and administration expenses was primarily due to legal and accounting fees incurred in the proposed acquisitions of ApothecaryRx, LLC., and SDC Holdings, LLC. The increase in legal and accounting fees was offset by a decrease in salaries.

During the 2007 3rd Quarter, we realized interest income of $6,016, compared to $7,168 in the prior year’s 3rd quarter. This decrease was attributable to a corresponding decrease in the balance of cash and cash equivalents held in interest bearing accounts.

We incurred interest expense of $94,221 during the 2007 3rd Quarter that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable. We incurred interest expense of $92,945 during the third quarter of 2006. The increase in interest expense was due to the increase in the interest rate paid on the convertible notes from 8% to 12% effective March 2007.

Minority interests in our earnings (losses) for the 2007 and 2006 3rd Quarters were ($1,120,713) and $13,248, respectively, and were attributable to minority interests in our movies The Hunt, Surveillance, Soul’s Midnight and Fingerprints.

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

Our consolidated revenues for the nine months ended September 30, 2007 (the “2007 3rd Quarter”) were $105,761 and were attributable to the international distribution of Cloud 9, The Hunt and Surveillance and broadcast sales for Cloud 9. We generated revenue in the first nine months of 2006 of $391,388 from the international distribution of Cloud 9, The Hunt, Surveillance and Soul’s Midnight.

Direct operating expenses primarily include amortization of film costs and participation costs. Our direct operating expenses of $91,567 for the nine months ended September 30, 2007 were 87% of revenues. The ratio of direct operating expenses to revenue is dependent on our estimate of the ultimate revenue of each film. During the first nine months of 2006, we incurred direct operating expenses of $323,543 which represented 83% of revenues.

During August 2007, we met with our distribution partners for the international and domestic distribution of Cloud 9, The Hunt, Surveillance, Soul’s Midnight and Fingerprints. After these meetings, we determined that it was not likely that our previous revenue estimates would be realized As a result, we wrote down the carrying value of Cloud 9 by $202,593 to zero, The Hunt by $358,244 to zero, Surveillance by $514,789 to $40,000, Soul’s Midnight by $581,575 to $35,000 and Fingerprints by $466,670 to $150,000. The net carrying values at September 30, 2007 are equal to the amounts that management estimates will be collected through continuing domestic, international distribution and broadcast distribution of these films. As of June 30, 2006, our domestic distributor for Cloud 9 had reported to us domestic DVD sales of approximately 100,000 units. Based on the actual results through June 30, 2006, we did not believe that we can be reasonably assured of receiving domestic revenue in excess of the $450,000 non-refundable advance we received in 2005. As a result, we wrote down the carrying value of Cloud 9 by $1,445,014 to $393,000 which was equal to the amount that management estimated (as of June 30, 2006) would be collected through continuing international distribution and broadcast distribution of Cloud 9.

General and administration expenses of $331,249 for the nine months ended September 30, 2007 increased $28,602, or 9%, from $302,647 in the first nine months of 2006. The increase in general and administration expenses was primarily due to legal and accounting fees incurred in the proposed acquisitions of ApothecaryRx, LLC., and SDC Holdings, LLC. The increase in legal and accounting fees was offset by a decrease in salaries.

During the nine months ended September 30, 2007, we realized interest income of $21,266, compared to $23,814 in the first nine months of September 30, 2007. This decrease was attributable to a corresponding decrease in the balance of cash and cash equivalents held in interest bearing accounts.

We incurred interest expense of $314,776 during the nine months ended September 30, 2007 that was attributable to our convertible notes payable, amortization of prepaid loan fees and amortization of warrants issued with the convertible notes payable. We incurred interest expense of $276,784 during the first nine months of 2006. The increase in interest expense was due to the increase in the interest rate paid on the convertible notes from 8% to 12% effective March 2007.

Minority interests in our earnings (losses) for the nine months ended September 30, 2007and 2006, were ($1,117,989) and $18,088, respectively, and were attributable to minority interests in our movies The Hunt, Surveillance, Soul’s Midnight and Fingerprints.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, issuance of convertible notes payable and equity offerings. Our cash and cash equivalents at September 30, 2007 totaled approximately $700,000. As of September 30, 2007, we had a working capital deficiency of approximately $1,217,000.

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

During May 2007, we entered into a letter of intent to acquire ApothecaryRx, LLC., and SDC Holdings, LLC. The acquisitions involve exchanging our common stock for the ownership interests in the two companies. The acquisitions are contingent on further due diligence by our management team and execution of a definitive exchange agreement.

ApothecaryRx, LLC owns and operates 11 independent pharmacies located in Colorado, Missouri, Minnesota, and Oklahoma. SDC Holdings LLC owns and operates eight state-of-the-art sleep centers that diagnose and tread a full range of sleep disorders, including insomnia and obstructive sleep apnea. The centers are located in Oklahoma and Texas. Controlling interests in both companies are held by Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors.

Operating activities for the nine months ended September 30, 2007, used net cash of $132,577 compared to operating activities for the first nine months of 2006 which used $623,046. The increase in cash flows from operating activities was primarily attributable to a decrease in the amount of funds invested in films and unearned revenue received on a film project currently in progress.

Investing activities for the nine months ended September 30, 2007 used net cash of $16,523 as a result of payments made to minority interests on certain film projects. Conversely, during the first nine months of 2006, investing activities generated net cash of $450,385 as a result of contributions made by our minority interests on certain film projects.

There were no financing activities during the nine months ended September 30, 2007. Financing activities for the nine months ended September 30, 2006, used cash of $50,000 for the repayment of film obligations.

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

We believe that our operations as a result of our motion picture projects will achieve profitability. We provide no assurance that

•              we will be successful in implementing our business plan or

•              unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Either one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at September 30, 2007 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Convertible notes payable	$1,560,000	$—	$—	$—	$1,560,000
Operating leases	25,608	—	—	—	25,608

	$1,585,608	$—	$—	$—	$1,585,608

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the nine months ended September 30, 2007, we issued 264,894 shares of our common stock to SXJE, LLC, the holder of certain convertible promissory notes, in payment of the accrued interest of $107,000 (see Item 2. Management’s Discussion and Analysis or Plan of Operation – Recent Developments – Convertible Note Financing). These were issued pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D. SXJE, LLC qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock.

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
Date: November 14, 2007

	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: November 14, 2007

GRAYMARK PRODUCTIONS, INC.

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS

Cash and cash equivalents	$699,805	$848,904
Accounts receivable	2,200	7,456

Total current assets	702,005	856,360

Fixed assets, net	9,455	11,747
Prepaid loan fees	2,568	51,986
Investment in films	434,369	2,387,966

Total assets	$1,148,397	$3,308,059

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable and accrued liabilities	$145,407	$104,650
Unearned revenue	294,790	—
Current portion of convertible notes payable, net of discounts of $20,734 and $112,478 at September 30, 2007 and December 31, 2006, respectively	1,479,266	1,387,522

Total current liabilities	1,919,463	1,492,172

Minority interests	312,640	1,447,152

Shareholders’ Equity (Deficit):
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 90,000,000 shares authorized; 8,827,001 issued and outstanding at September 30, 2007 (8,562,107 shares issued and outstanding at December 31, 2006)	882	856
Paid-in capital	4,542,273	4,376,001
Accumulated deficit	(5,626,861)	(4,008,122)

Total shareholders’ equity (deficit)	(1,083,706)	368,735

Total liabilities and shareholders’ equity (deficit)	$1,148,397	$3,308,059

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues	$28,491	$154,522

Expenses:
Direct operating	21,348	132,092
Impairment of investment in films	2,123,871	—
General and administrative	165,874	101,521
Depreciation	764	1,216

Total expenses	2,311,857	234,829

Operating loss	(2,283,366)	(80,307)

Other Income (Expense):
Interest and other income	6,016	7,168
Interest expense	(94,221)	(92,945)

Net other income (expense)	(88,205)	(85,777)

Net loss before minority interests and provision for income taxes	(2,371,571)	(166,084)

Minority interests	1,120,713	(13,248)
Provision for income taxes	—	—

Net loss	$(1,250,858)	$(179,332)

Net loss per share of common stock, basic and diluted	$(0.14)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,827,001	8,412,107

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Revenues	$105,761	$391,388

Expenses:
Direct operating	91,567	323,543
Impairment of investment in films	2,123,871	1,445,014
General and administrative	331,249	302,647
Depreciation	2,292	3,649

Total expenses	2,548,979	2,074,853

Operating loss	(2,443,218)	(1,683,465)

Other Income (Expense):
Interest and other income	21,266	23,814
Interest expense	(314,776)	(276,784)

Net other income (expense)	(293,510)	(252,970)

Net loss before minority interests and provision for income taxes	(2,736,728)	(1,936,435)

Minority interests	1,117,989	(18,088)
Provision for income taxes	—	—

Net loss	$(1,618,739)	$(1,954,523)

Net loss per share of common stock, basic and diluted	$(0.19)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	8,731,430	8,358,605

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	8,289,151	$829	$4,221,852	$(1,793,162)

Issuance of stock for convertible notes interest	272,956	27	116,140	—
Issuance of stock options	—	—	38,009	—
Net loss	—	—	—	(2,214,960)

Balance, December 31, 2006	8,562,107	856	4,376,001	(4,008,122)

Issuance of stock for convertible notes interest	264,894	26	106,974	—
Issuance of common stock warrants	—	—	51,614	—
Issuance of stock options	—	—	7,684	—
Net loss	—	—	—	(1,618,739)

Balance, September 30, 2007	8,827,001	$882	$4,542,273	$(5,626,861)

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating activities:
Net loss	$(1,618,739)	$(1,954,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,292	3,649
Amortization of film costs	91,567	327,710
Impairment of investment in films	2,123,871	1,445,014
Issuance of common stock for convertible notes interest	107,000	86,167
Interest expense allocated to warrants	143,357	130,688
Non-cash stock option compensation	7,684	38,009
Minority interests	(1,117,989)	18,088
Changes in assets and liabilities –
Film deposits	—	32,500
Accounts receivable	5,256	(26,479)
Prepaid loan fees	49,418	56,096
Investment in films	(261,840)	(772,431)
Accounts payable and accrued liabilities	40,757	(7,534)
Unearned revenue	294,790	—

Net cash used by operating activities	(132,576)	(623,046)

Investing activities:
Minority interests - contributions	—	450,385
Minority interests - payments	(16,523)	—

Net cash provided by (used in) investing activities	(16,523)	450,385

Financing activities:
Repayment of film obligations	—	(50,000)

Net cash used in financing activities	—	(50,000)

Net change in cash and cash equivalents	(149,099)	(222,661)

Cash and cash equivalents at beginning of period	848,904	1,153,840

Cash and cash equivalents at end of period	$699,805	$931,179

Noncash Investing and Financing Activities:
Issuance of stock for convertible notes interest	$107,000	$86,167
Issuance of common stock warrants	$51,614	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK PRODUCTIONS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the Periods Ended September 30, 2007 and 2006

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

Note 2 – Summary of Significant Accounting Policies

Interim Financial Information – The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. The December 31, 2006 condensed consolidated balance sheet was derived from audited financial statements.

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

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2007, the Company had a working capital deficit of approximately $1,217,000 primarily because the Company’s convertible notes payable mature on January 31, 2008. The Company expects to meet its obligations as they become due through available cash and funds generated from its completed motion pictures supplemented as necessary by debt and/or equity financing. The Company expects to generate positive working capital through its operations. However, there are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt and/or equity financing to support the Company’s working capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Standards –

FIN 48 – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Note 3 – Investment in Films

	September 30, 2007	December 31, 2006

Released, net of accumulated amortization and impairment	$75,000	$1,767,795
Completed and not released, net of impairment	150,000	615,171
In progress	209,369	5,000

Total	$434,369	$2,387,966

The Company estimates that 100% of the unamortized investment in films at September 30, 2007 will be amortized within the next three years. Approximately $379,000 of film costs are expected to be amortized during the next twelve months. No participation liabilities are expected to be paid during the next 12 months.

During September 2007, management revised its estimate of the ultimate revenue on its motion picture projects titled Cloud 9, The Hunt, Surveillance, Soul’s Midnight and Fingerprints. As a result, the Company recorded an impairment charge of $2,123,871 to reduce the carrying value of these motion pictures to the amount that management estimates will be collected through continuing domestic, international distribution and broadcast distribution of these films.

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

Note 5 – Unearned Revenue

The Company has received $294,790 in revenues from a third-party for the production of a film documentary about the life of Robert S. Kerr. The amount will be recorded as unearned revenue until the film is ready for release.

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

Note 7 – Distribution Agreements

The Company has entered into various distribution agreements for the marketing and distribution of its films in the domestic, broadcast and international markets. These agreements provide for the distributor to earn a distribution fee from the gross proceeds generated by each picture in the applicable market. The table below summarizes the distribution fees negotiated as of September 30, 2007 (markets that have no distribution agreements in place are identified as “n/a”):

	Cloud 9	The Hunt	Surv- eillance	Soul’s Midnight	Finger- prints

Domestic DVD market	20%	22.5%	25%	25%	25%
Broadcast	20%	n/a	n/a	n/a	n/a
International	15%	20%	20%	20%	n/a

Note 8 – Capital Structure

During the nine months ended September 30, 2007, the Company issued 264,894 shares of common stock to pay accrued interest due on the Company’s convertible notes payable.

Note 9 – Related Party Transactions

The Company’s corporate offices are located in a building owned by an entity controlled by one of our greater than 5% shareholders. The office space is occupied under a month to month lease. Rent expense applicable to the corporate offices for the nine months ended September 30, 2007 and 2006 was $20,728 and $14,570, respectively.

Note 10 – Subsequent Events

In October 2007, the Company issued 125,000 shares of common stock to pay accrued interest of $45,000 due, as of September 30, 2007, on the Company’s convertible notes payable.

Note 11 – Proposed Acquisitions

During May 2007, the Company entered into a letter of intent to acquire ApothecaryRx, LLC., and SDC Holdings, LLC. The acquisitions involve exchanging our common stock for the ownership interests in the two companies. The acquisitions are contingent on further due diligence by our management team and the signing of a definitive exchange agreement.

ApothecaryRx, LLC owns and operates eleven independent pharmacies located in Missouri, Minnesota, and Oklahoma. SDC Holdings, LLC owns and operates eight state-of-the-art sleep centers that diagnose and tread a full range of sleep disorders including insomnia and obstructive sleep apnea. The centers are located in Oklahoma and Texas. Controlling interests in both companies are held by Roy T. Oliver, one of the Company’s principal shareholders, and Stanton Nelson, one of its directors.