Form 10-K
period 2007-12-31
Graymark Healthcare, Inc.
filed 2008-03-28
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-50638

GRAYMARK HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	20-0180812 (I.R.S. Employer Identification No.)
101 N. Robinson, Ste. 920 Oklahoma City, Oklahoma 73102 (Address of principal executive offices)

(405) 601-5300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of June 30, 2007, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $.0001, held by non-affiliates (based upon the closing transaction price on the OTC Bulletin Board) was approximately $14,036,000.

As of March 28, 2008, 117,701,997 shares of the registrant’s common stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE     None

GRAYMARK HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties.  Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves”and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries, including SDC Holdings LLC and ApothecaryRx LLC, and their executive officers and directors.

PART I

Item 1.  Business.

Overview

Graymark Healthcare, Inc. (“Graymark”) is organized in Oklahoma.  Prior to December 31, 2007, we were named Graymark Productions, Inc. and an independent producer and distributor of film entertainment content.  On January 2, 2008, we completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.”  For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx and SDC Holdings and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition.  The activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements as it was considered to be the acquired entity.  Goodwill of $5,426,815 was recorded as a result of the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the merger.  In conjunction with the Graymark Acquisition, all motion picture production operations were discontinued.  We will continue actively to distribute the motion pictures produced by Graymark.

On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of 1 for 5 shares.  The effective date of the reverse split was set as April 11, 2008.  The effect of the reverse split will be reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares.

ApothecaryRx is organized in Oklahoma and began its operations on July 3, 2006.  Through ApothecaryRx, we acquire and operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods.  As of March 15, 2008, we operated stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma.  We expect to expand our operations to additional states in the future, primarily in the central United States.  The results of operations from our retail pharmacy locations are included in our “Apothecary” operating segment.

SDC Holdings is organized in Oklahoma and began its operations on February 1, 2007.  Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic testing labs in Oklahoma and Texas.  Our products and services are used primarily by patients with obstructive sleep apnea.  These labs provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested.  The majority of the sleep testing is to determine if a patient has obstructive sleep apnea.  Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea.  Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure.  We sell CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined.  The CPAP equipment is a medical device and can only be dispensed pursuant to a physician’s prescription.  There are minority ownership interests in our testing facilities.  The minority owners are physicians in the geographical area being served by the diagnostic sleep testing facility.  The results of operations from our sleep diagnostic testing labs are included in our “SDC” operating segment.

Apothecary Operating Segment

Our Apothecary executive offices are located at 5500 Wayzata Boulevard, Suite 210, Golden Valley, Minnesota 55416 and our telephone number at that location is (763) 392-1781.  As of March 15, 2008, we owned and operated 12 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma.  We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement.  Our acquired pharmacies have successfully maintained market share due to the convenient  proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries.  Our acquired and target acquisition stores are in mid-size, economically-stable communities.  We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community.  Following acquisition, we maintain the historic store name and key staff personnel.

In our Apothecary operating segment, we derive our revenue primarily from the retail sale of prescription drugs, non-prescription over-the-counter drugs and health related products.  We are unlike traditional full-line retail pharmacies in that most of our stores offer a very limited amount of what is known as “front-end merchandise” (that is, cosmetics, gift and sundry items and photographic development services).  Two of our 11 pharmacies provide pharmaceutical compounded prescriptions.  Compounded pharmaceuticals are physician prescribed and are specifically mixed and blended from bulk chemicals for patients’ treatment; generally for conditions that the attending physician deems are not effectively treated by manufactured pharmaceuticals available in standard formats or dosages or to which the patient has some form of sensitivity.  Our pharmacies are generally located within or closely adjacent to hospitals and major medical complexes, and cater to patients of those healthcare providers.  Other than some compounded prescriptions, our pharmacy services do not typically include intravenous infusion and injectable medications that are offered by hospital or home infusion pharmacies.

We believe that significant additional opportunities exist to acquire independent pharmacies located near or adjacent to hospitals, clinics, medical office buildings and medical complexes that provide pharmacy services similar to those offered by our existing stores.  In all cases, when appropriate, we retain the services of the pharmacists and staff, whose personal relationships with the customers generally enhances the retention rate of customers.  In addition, there may exist opportunities to acquire pharmacies that focus on specialized pharmacy operations including compounding or infusion, dominate their markets in niche services such as hospice care, oncology, AIDS or specialized veterinary care, or are geographically attractive and offer the opportunity to implement additional lines of business including compounding, infusion, durable medical equipment, and institutional pharmacy.

We believe that our conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and pharmaceutical services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed-care organizations, insurance companies, employers and other third-party payers.  The percentage of our total prescription drug sales covered by third party plans increased to approximately 87% in 2007 as compared to approximately 79% in 2006.

The national rate of growth in pharmacy retail sales is currently in the mid to low single digits.  This growth rate is lower than in previous years.  This slowed growth is primarily attributable to the shifting of branded drugs to generic drugs along with a number of factors, including a decline in demand for hormonal replacement medications, increasing third-party plan co-payments, negative publicity surrounding certain medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet penetration.  These trends, along with the continued pressure on the part of third-party plans to reduce reimbursement rates to participating providers, combined with a number of other factors, will put pressure on our organic growth and profitability as drug and labor cost inflation offset same store sales growth.

Following their acquisition, all of our pharmacies are converted to a standardized computer platform.  The computer platform we use is commercially available and represents modest investment but it allows for standardized pricing models, comparison of site metrics, low cost training and ease of reporting.  Our pharmacy computer system profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts.  The computer platform also expedites transactions with third-party plans by electronically transmitting prescription information directly to the third-party plan and providing on-line adjudication.  At the time a prescription is filled, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan.  On-line adjudication also reduces losses from rejected claims and eliminates a portion of the administrative burden related to the billing and collection of receivables and related costs.

Our pharmacy front-end merchandising strategy is to provide a limited selection of competitively priced branded drugstore healthcare products and gift items, unlike the larger pharmacy chains that carry a variety of non-healthcare products.  To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in our offered healthcare merchandise.  We offer primarily brand name healthcare care products, including over-the-counter items, and some gift product items.

Our Apothecary operating segment uses its internet presence to meet the needs of two target constituencies.  In 2006, we launched our interactive website, www.apothecaryrxllc.com, focused toward independent retail pharmacy owners that want to sell their pharmacy and are looking for options.  This website gives these owners general and contact information about ApothecaryRx.  Additionally most of the acquired stores have a store specific website through which store customers can refill prescriptions, purchase over-the-counter medications and healthcare products and ask questions about store services or medications.  For stores that do not have a website, we help them launch one.  The store based internet strategy has been to use the websites as an additional vehicle to deliver superior customer service, further supporting our strength as a “brick-and-mortar” retailer.  While sales generated on the websites to date have been immaterial to our business overall, we believe our websites better position us to mitigate some of the adverse impact of mail-order and internet-based pharmacy distributors.

SDC Operating Segment

Our SDC executive offices are located at 305 North Bryant, Edmond, Oklahoma and our telephone number at that location is (405) 285-4914.  As of March 15, 2008, we operated 10 sleep diagnosis centers in Oklahoma and Texas and had under development two sleep diagnosis centers in Texas.  Each sleep center located in Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership.  The limited liability companies and some of the limited partnerships are not wholly-owned by us.  We are the manager of each limited liability company and the general partner of each limited partnership.

At these sleep centers, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders and if so the severity of their condition.  Our facilities are designed to diagnose and assist in the treatment of the full range of sleep disorders (there are currently over 80 different possible diagnoses of sleep disorders); however, the most common referral to our facilities is Obstructive Sleep Apnea (“OSA”).  If a patient is determined to suffer from obstructive sleep apnea, the patient and the patient’s referring physician are offered a comprehensive sleep program.  This includes diagnosis, titration procedure (that is, the process of determining the optimal pressure to prescribe for the Continuous Positive Airway Pressure, or CPAP device), and the therapeutic intervention.  This offering provides a one-stop-shop approach to servicing patient’s needs.  The principal sleep disorder products we currently market are personal non-invasive ventilation support systems and the associated disposable supplies that are used in the treatment of obstructive sleep apnea to prevent temporary airway closure during sleep.

Obstructive sleep apnea is considered to be one of the most common sleep problems.  OSA, is a condition that causes the soft tissue in the rear of the throat to narrow and repeatedly close during sleep.  Oxygen deficiency, elevated blood pressure and increased heart rate associated with OSA are related to increased risk of cardiovascular morbidity, stroke and heart attack.  Additionally, OSA may result in excessive daytime sleepiness, reduced cognitive functions, including memory loss, lack of concentration, depression and irritability.  According to National Heart, Lung and Blood Institute of the National Institutes of Health, approximately 80% of people in the United States who suffer from sleep apnea remain undiagnosed.  Increased awareness of OSA among doctors and patients in recent years is expected to continue fueling growth of the OSA diagnostic and treatment market at a rate of 15% to 20%.

The diagnosis of obstructive sleep apnea typically requires monitoring a patient during sleep.  During overnight testing, which usually takes place in a clinical setting, respiratory parameters and sleep patterns are monitored along with other vital signs, providing information about the quality of an individual’s sleep.  At the end of 2005, it was estimated that there were approximately 3,000 sleep laboratories and centers in the United States.

Continuous positive airway pressure therapy, commonly referred to as CPAP therapy, has evolved as the primary method for the treatment of obstructive sleep apnea, in part because it is less invasive and more cost-effective than surgery.  Unlike surgery, which may only result in reduced snoring, CPAP therapy actually reduces or eliminates the occurrence of obstructive sleep apnea.  During this therapy, a patient sleeps with a nasal or facial mask connected by a tube to a small portable airflow generator that delivers room air at a predetermined continuous positive pressure.  The continuous air pressure acts as a pneumatic splint to keep the patient’s upper airway open and unobstructed.  As a result, the cycle of airway closures that leads to the disruption of sleep and other symptoms which characterize obstructive sleep apnea, is prevented or dramatically reduced.

CPAP is generally not a cure but a therapy for managing the chronic condition of obstructive sleep apnea, and therefore, must be used on a daily basis as long as treatment is required.  Patient compliance has been a major factor in the efficacy of CPAP treatment.  Early generations of CPAP units provided limited patient comfort and convenience.  More recently, product innovations to improve patient comfort and compliance have been developed.

The primary product we sell is a continuous positive airway pressure systems, commonly referred to as CPAP systems, that consist of a compact flow generator connected to a dual-port, air-filled cushion face mask and are used as therapy for obstructive sleep apnea.  The face mask is attached to a single-patient use positive end expiratory pressure valve designed to maintain positive airway pressure with the objective of increasing patient comfort and acceptance of the treatment.  The CPAP systems provide a  non-invasive and more comfortable way for treating obstructive sleep apnea.

CPAP flow generators are electro-mechanical devices that deliver continuous positive airway pressure through a nasal or full face mask to a patient suffering from obstructive sleep apnea in order to keep the patient’s airway open during sleep.  Given the importance of patient compliance in treating obstructive sleep apnea, the products are easy to use, lightweight, small and quiet, making them relatively unobtrusive at the bedside.  The latest generation of these products are self-adjusting CPAP devices that use pattern recognition technology to respond to changes in breathing patterns, as individual patient needs change.  It is the responsibility of the physician prescribing the CPAP to determine the appropriate type of device that we will supply for each patient.

For patients with more severe or complex obstructive sleep apnea, the bi-level CPAP is available.  These electro-mechanical devices allow inspiratory and expiratory pressures to be independently adjusted.

Mergers and Acquisitions

On January 2, 2008, the Graymark Acquisition was completed.  Although the Graymark Acquisition was completed on January 2, 2008, we have accounted for the Graymark Acquisition as though it occurred on December 31, 2007 because our shareholders approved the Graymark Acquisition in December 2007 and in effectively consummated the change in control.  As part of the Graymark Acquisition, we delivered 102,000,000 shares of our common stock to the former equity interest owners of ApothecaryRx and SDC Holdings.  Mr. Roy T. Oliver and Mr. Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock, respectively as a result of their direct and indirect equity interests in ApothecaryRx and SDC Holdings.  Prior to the Graymark Acquisition, Mr. Nelson served on our Board of Directors and Mr. Oliver was one of our greater than 10% shareholders.

For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities and historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition.  Activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements included in this report.  Goodwill of $5,426,815 was recorded in connection with the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the merger.

During the period from July 3, 2006 to February 29, 2008, our Apothecary operating segment completed the following acquisitions:

Acquisition Date	Business Acquired	Purchase Price	Amount Financed by Seller

July 2006	Ken’s Discount Pharmacy (“Ken’s”)	$2,881,000	$1,210,000
November 2006	Hapeth Prescription Shop (“Hapeth”)	2,716,000	1,163,000
January 2007	Cox Pharmacy (“Cox”)	2,450,500	1,140,000
March 2007	Bolerjack Discount Drug (“Bolerjack”)	2,136,500	650,000
May 2007	Corner Drug (“Corner”)	2,797,017	—
August 2007	Barnes Pharmacy and Barbs Gifts (“Barnes”)	2,329,688	920,000
October 2007	Wolfs Wayzata Pharmacy (“Wolfs”)	1,014,292	271,250
January 2008	Rambo Pharmacy (“Rambo”)	2,558,564	1,020,215

In connection with those acquisitions prior to December 31, 2007, our Apothecary operating segment recorded goodwill of $7,044,551 and intangible assets of $5,628,170 consisting of covenants not to compete having a value of $1,015,620 (amortizable over the period of the covenants not to compete, three to five years) and customer lists of $4,612,550 (amortizable over 15 years).

On January 31, 2007, our SDC operating segment acquired the member interests of Otter Creek Investments, LLC (“Otter Creek”) for $14,950,000.  In connection with the acquisition of Otter Creek, we recorded goodwill of $13,407,354 and intangible assets of $480,000 (amortizable over 15 years) consisting of customer relationships.

Impairment of Acquisition Goodwill

Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment reviews annually, or more frequent if necessary.  We are required to evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the related operating unit below its carrying amount.  These circumstances may include without limitation

•                  a significant adverse change in legal factors or in business climate,

•                  unanticipated competition, or

•                  an adverse action or assessment by a regulator.

In evaluating whether goodwill is impaired, we must compare the fair value of the operating unit to which the goodwill is assigned to the operating unit’s carrying amount, including goodwill.  The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies’ data.  If the carrying amount of the operating unit (i.e., pharmacy or sleep center lab) exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount.  In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values.  The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill.  An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.

In 2007, our annual impairment tests resulted in a non-cash impairment charge of $5,426,815 and $204,000 related to write-downs of the goodwill attributable to the Graymark Acquisition and our SDC operating segment, respectively.  The impairment of goodwill related to the Graymark Acquisition was due to the discontinuance of our film production activities.  The impairment of goodwill related to our SDC operating segment was due to the financial performance of one of our sleep testing labs in Texas.  Our evaluation of goodwill completed during 2006 resulted in no impairment losses.

Pharmacy Store Operations

Our retail pharmacy stores range in size from under 500 to 12,000 square feet, with an average of 7,500 square feet per store.  Each store is designed to facilitate customer movement and convenience.  We believe that their shelf configurations allow customers to find merchandise easily and allow store managers, cashiers and stock clerks to effectively monitor customer behavior.  We attempt to group merchandise logically in order to enable customers to locate items quickly.

We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity.  Most stores are generally open six days per week. However, store operating hours, including opening on Sundays may be utilized when warranted by customer need and or market competition.  Some of the our stores offer delivery services as an added customer convenience.  Customers can arrange for delivery by phone, fax, internet or at the store.  Each store is supervised by a store pharmacy manager and one or more non pharmacist department managers.

Sleep Centers and Clinics

Our sleep center and clinic facilities typically accommodate 4 to 6 patients per night.  At these facilities, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders.  If a patient is determined to suffer from obstructive sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient.  A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems.  During sleep testing, the activities that occur in a patient’s body during sleep, including brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements, are monitored by small electrodes and sensors applied to the patient.  These functions can be normal while the individual is awake, but abnormal during sleep.  All of this information is transmitted from the equipment being worn to a special recorder that saves these measurements for technicians to compile into a sleep report.  The referring physician receives a sleep report that includes an interpretation, by a physician who may or may not be affiliated with us, of the data and a diagnosis of any sleep related problem.

Our sleep centers and clinics are a combination of free standing sleep diagnostic centers and clinics that are affiliated with hospitals and other medical complexes, including Bailey Medical Center in Owasso, Oklahoma.  Those centers and clinics that are affiliated with hospitals and other medical complexes provide us with direct access to patients at the point of diagnosis.  We believe that the knowledge derived from our centers and clinics enable us to improve our sleep diagnostic services and treatment and sell sleep disorder and personal ventilation products.

Our ability to sell sleep disorder and personal ventilation products is restricted by strict federal regulations that prohibit us from diverging from a physician’s prescription.  If a physician prescribes a sleep disorder or personal ventilation product by name other than one of the products we offer, we are prohibited by federal regulations from substituting a different sleep disorder product.

Pharmacy Purchasing and Distribution

After purchase of a retail pharmacy, we generally shifts all drug, over the counter and health and beauty aids  purchases to a nationally negotiated long-term contract with a distribution company.  Approximately 71% of our pharmacy inventory at December 31, 2007 had been purchased through this national agreement.  This percentage will increase as the stores sell the pre-acquisition inventory.

Sleep Disorder Product Supplier Relationships

We purchase our sleep disorder and personal ventilation products from Nelcor Puritan Bennet, Fisher & Paykell, Respironics, Resmed and others.  Generally these products are purchased on terms ranging from a net 30-day payment to long-term purchase agreements.

If the supply of these sleep disorder products should be interrupted for any reason, we would seek to find alternative suppliers.  In this event, we may experience disruption in our sales of sleep disorder products.  While there are one or more alternate suppliers, there is no assurance that, in the event of an interruption or cessation, we could, in fact, obtain its sleep disorder products of equal quality and functionality and in a quantity and at a cost that would not have a material adverse effect on its business and operating results.  We maintain a supply of sleep disorder products to lessen the impact of any temporary supply disruption.

Advertising and Promotion

We regularly promote key pharmacy items at reduced retail prices during promotional periods.  In some pharmacy stores, we use store window banners and in-store signs to communicate savings and value to shoppers.  We usually do not rely on distributed print media to promote our stores.

We regularly promote sleep health issues and our sleep labs through radio commercials and billboard displays.  We also use direct marketing representatives to market to area physicians about our sleep services.

Management Information Systems

We employ up-to-date pharmacy and inventory management information systems.  We use a scanning point-of-sale (“POS”) system in each of our stores that is integrated with the pharmacy computer platform.  These systems provide improved control of pricing, inventory management and shrink.  These point-of-sale systems also provide sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design.

We employ an integrated sleep diagnostic and management information system.  We utilize an in-house information system that provides the secure transfer of sleep diagnostic studies and other information from the sleep centers to our corporate office.  The sleep studies are then accessible to physicians or corporate personnel.  We also employ up-to-date scheduling and medical billing information systems.  The scheduling system allows for optimal utilization of available beds for sleep studies and labor scheduling.

Pharmacy Competition

Our pharmacy stores principally compete on the basis of convenience of location, customer service, community reputation and price.  Our competition comes from major drugstore chains and mass merchandisers including CVS, Rite Aid, Walgreens, Wal-Mart and independent pharmacies located within the market area of each pharmacy store.  We believe that we have significant competitive advantages over our competitors within the market areas served because of the locations within close proximity of hospitals and within medical complexes and the long-term community presence of our pharmacies.

An adverse trend for pharmacy retailers is the rapid growth in mail-order and internet-based prescription processors.  These prescription distribution methods have grown in market share relative to brick-and-mortar pharmacy retailers as a result of the rapid rise in drug costs experienced in recent years.  Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third-party pharmacy benefit managers, many of which also own and manage mail-order distribution operations.  In addition to these forms of mail-order distribution, there are an increasing number of internet-based prescription distributors that specialize in offering certain high-demand, lifestyle drugs at deeply discounted prices.  A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate pharmacy retailers.  These alternate distribution channels have restrained the rate of sales growth for traditional pharmacy retailers in recent years.

The drugstore chains including CVS, Rite Aid, Walgreens and mass merchandisers, including Wal-Mart, have increased their market share of prescription sales by offering an assortment of front-end merchandise as a means of increasing customer traffic and increasing profits.  Drugstore chains have slightly increased their market share from 40% of prescription sales in 1996 to 41% in 2006 and mail-order market share has increased from approximately 12% in 1996 to approximately 20% in 2006, predominantly at the expense of independent drug retailers like us.  Within the industry, it is expected that the increase in market share for mail-order will continue, which will continue to restrain growth for brick-and-mortar market participants and cause negative pricing pressure.  While mail-order market shares are expected to continue to increase, we believe that the value of mail-order is limited in our locations due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions.  Additionally, we believe that the cost savings associated with mail-order prescriptions are generally achieved through large volume orders.  When prescriptions are changed or doses are modified in efforts to improve the clinical outcome, as is true with many acute and chronic prescriptions, large amounts of product is wasted and costs are duplicated in mail order systems.  Retail pharmacies like ours are less expensive for prescriptions that are likely to change.  Medication compliance is also improved through retail pharmacies where the pharmacist is able to talk directly with the patient and ensure that the patient understands how and when to take their medication.  These interactions with the pharmacist are easier in retail environments than through the mail and are more effective in retail locations like our pharmacies, where long-term staff relationships between the pharmacist and patient improve the patient affinity, rapport and trust.

Sleep Disorder Diagnostic and Treatment Competition

Competition within the sleep disorder diagnostic and treatment market is intense.  The principal basis for competition in the market include price, quality, patient or client service, and achieved treatment results.  We believe that our services and products compete favorably with respect to these factors.  We compete with healthcare providers that provide similar services, including hospitals operated “for profit” or “not for profit,” and offer for sale sleep disorder products, including the manufacturers of those products, many of which have greater financial and marketing resources, broader business segments or both.  Our primary competitors include the following entities and their affiliates:

•                  Apria Healthcare

•                  Lincare Holdings

•                  Various hospital and locally maintained sleep centers

•                  Durable medical equipment suppliers.

Intellectual Property

In the course of our operations, we develop trade secrets and trade marks that may assist in maintaining any developed competitive position.  When determined appropriate, we may enforce and defend our developed and established trade secrets and trade marks.  In an effort to protect our trade secrets, we require certain employees, consultants and advisors to execute confidentiality and proprietary information agreements upon commencement of employment or consulting relationships with us.

Government Regulation

Our operations are and will be subject to extensive federal, state and local regulations.  These regulations cover required qualifications, day-to-day operations, reimbursement and documentation of activities.  We continuously monitor the effects of regulatory activity on its pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

Each state requires that companies operating a pharmacy within the state be licensed by the state board of pharmacy.  We currently have pharmacy licenses for each pharmacy we operate.  In addition, pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances.  Pharmacists who provide services as part of our operations are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct.

With respect to our sleep centers, there has been a trend developing to require facilities that provide sleep diagnostic testing to become accredited by the American Academy of Sleep Medicine as well as additional credentialing for physicians diagnosing sleep studies and the licensing of technical personnel to perform diagnostic testing procedures.  As of February 29, 2008, three of our sleep centers have been accredited by the American Academy of Sleep Medicine.

Medicare and Medicaid

Our pharmacies and sleep centers operate under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and Medicare.

We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals (i.e., private-pay).  During 2007, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 44% managed care organizations, 43% Medicaid/Medicare and 13% private-pay.  During 2007, our sleep center payer mix, as a percentage of total sleep center revenues, was approximately 93% managed care organizations, 7% Medicaid/Medicare and less than 1% private-pay.  Pricing for private-pay patients is based on prevailing regional market rates.

Federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid.  First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs.  Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review.  Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries.  Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 or the Medicare Drug Act, that created the Medicare Part D benefit that became effective on January 1, 2006.  The effect of the Medicare Drug Act and the Medicare Part D benefit on our business currently remains uncertain.  In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations.  There is no assurance that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels.  We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit.

Fraud and Abuse Laws

We are subject to federal and state laws and regulations governing financial and other arrangements among healthcare providers.  Commonly referred to as the Fraud and Abuse laws, these laws prohibit certain financial relationships between pharmacies, physicians, vendors and other referral sources.  During the last several years, there has been increased scrutiny and enforcement activity by both government agencies and the private plaintiffs’ bar relating to pharmaceutical marketing practices under the Fraud and Abuse laws.  Violations of Fraud and Abuse laws and regulations could subject us to, among other things, significant fines, penalties, injunctive relief, pharmacy shutdowns and possible exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid.  Changes in healthcare laws or new interpretations of existing laws may significantly affect our  business.  Some of the Fraud and Abuse Laws that have been applied are discussed below.

Federal Anti-Kickback Statute:  The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

Potential sanctions for violations of the anti-kickback statute include felony convictions, imprisonment, substantial criminal fines and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000, plus treble damages.

Although we believe that our relationships with vendors, physicians, and other potential referral sources have been structured in compliance with Fraud and Abuse laws, including the federal anti-kickback statute, the Department of Health and Human Services has acknowledged in its industry compliance guidance that many common business activities potentially implicate the anti-kickback statute.  There is no assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the Fraud and Abuse laws.

The False Claims Act:  Under the False Claims Act (“FCA”), civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example in connection with Medicare and Medicaid.  Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the FCA.

Furthermore, private individuals may bring qui tam (or “whistle blower”) suits under the FCA, and may receive a portion of amounts recovered on behalf of the federal government.  These actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of the FCA. Several federal district courts have held that the False Claims Act may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.

In addition to the FCA, the federal government has other civil and criminal statutes that may be utilized if the Department of Justice suspects that false claims have been submitted.  Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense.  Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA.  Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs.  Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment.  Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.

Drug Utilization Review

The Omnibus Budget Reconciliation Act of 1990 (“OBRA 90”), establishes a number of regulations regarding state Medicaid prescription drug benefits.  Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review (“DUR”), requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions.  DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients.  This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage.  Under

DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical and drug reaction history and to keep notes relevant to an individual’s drug therapy.  We believe our pharmacists provide the required drug use consultation with its customers.

Healthcare Information Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information.  The Department of Health and Human Services (“DHHS”) has released several rules mandating compliance with the standards set forth under HIPAA.  We believe our pharmacies achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information.  In addition, we have fully implemented the required uniform standards governing common healthcare transactions.  Finally, we have taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule.

We continue to evaluate the effect of the HIPAA standards on our business.  At this time, we believe that our pharmacies and sleep centers have taken all appropriate steps to achieve compliance with the HIPAA requirements. Moreover, HIPAA compliance is an ongoing process that requires continued attention and adaptation.  We do not currently believe that the cost of compliance with the existing HIPAA requirements will be material to our operations; however, we cannot predict the cost of future compliance with HIPAA requirements.  Noncompliance with HIPAA may result in criminal penalties and civil sanctions.  The HIPAA standards have increased our regulatory and compliance burden and have significantly affected the manner in which our pharmacies and sleep centers use and disclose health information, both internally and with other entities.

In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which pharmacy and patient records are maintained.  Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief.  We believe that our pharmacy operations, prescription file-buying program and sleep center operations are in compliance with federal and state privacy protections.  However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our pharmacy operations, prescription file-buying program or sleep center operations.

Healthcare Reform and Federal Budget Legislation

In recent years, a number of federal acts have been enacted resulting in major changes in the healthcare system.  The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”), addresses attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP.

In response to BIPA and other criticisms of AWP pricing methodologies, the Medicare Drug Act described above contains a number of drug pricing reforms, including Medicare Part D drug benefit that became effect in 2006.

In January 2005, the Centers for Medicare and Medicaid Services, or CMS, published a final rule to implement the Medicare Part D drug benefit.  Under the Medicare Part D drug benefit, Medicare beneficiaries are eligible to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given market area, through a government contractor.  Medicare Part D prescription drug plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable Medicare Advantage plan.  Pursuant to the CMS final rule, we will be reimbursed for drugs that it provides to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us.  We accept most Medicare Part D plans in our market areas.  The amount of reimbursement under Medicare Part D plans is often less than the amount under state Medicaid, and generally less than the traditional non-governmental third-party plans. CMS is continuing to issue sub-regulatory guidance statements on many additional aspects of the CMS final rule. We monitor these government pronouncements and statements of guidance and we cannot predict at this time the ultimate effect of the CMS final rule or other potential developments relating to its implementation on our business or results of operations.

Beginning in 2005, many drugs have been reimbursed under new pricing methodologies.  Although reporting obligations that currently arise under the AWP system and Medicaid Best Price statutes are imposed on pharmaceutical manufacturers, current and future changes in pricing methodologies may affect reimbursement rates, pharmaceutical marketing practices and the offering of discounts and incentives to purchasers, including retail pharmacies, in ways that are uncertain at this time.

It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system.  We provide no assurances that future healthcare or budget legislation or other changes, including those referenced above, will not materially adversely impact our pharmacy business.

Third-Party Reimbursement

The cost of medical care in the United States and many other countries is funded substantially by government and private insurance programs.  We receive payment for our products or services directly from these third-party payors and our continued success is dependent upon the ability of patients and their healthcare providers to obtain adequate reimbursement for those products and sleep disorder diagnostic services.  In most major markets, our services and supplies are utilized and purchased primarily by patients suffering from obstructive sleep apnea.  Patients are generally covered by private insurance.  In those cases, the patient is responsible for his or her co-payment portion of the fee and we invoice the patient’s insurance company for the balance.  In hospitals, we contract with the hospital on a “fee for service” basis and the hospital assumes the risk of billing.

The third-party payors include Medicare, Medicaid and private health insurance providers.  These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with approved applications, or is experimental, medically unnecessary or inappropriate.  Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce healthcare costs.  The trend towards managed healthcare and the growth of health maintenance organizations, which control and significantly influence the purchase of healthcare services and products, as well as ongoing legislative proposals to reform healthcare, may all result in lower prices for our products and services.  There is no assurance that our sleep disorder products and services will be considered cost-effective by third-party payors, that reimbursement will be available or continue to be available, or that payors’ reimbursement policies will not adversely affect our ability to sell our products and services on a profitable basis, if at all.

Minimum Wage Requirements

We are impacted by recent legislation in states that increase the minimum hourly wages to $7.15 on January 1, 2007.  While the increase in minimum hourly wages impacts our cost of labor, most of our employees are skilled and are already above the minimum hourly wage level.  Additionally, we believe we can offset a significant portion of any cost increase through initiatives designed to further improve labor efficiency.

Employees

As of the date of this report, we have 207 full-time employees including 3 corporate level employees, 121 employees at our Apothecary operating segment and 83 employees at our SDC operating segment.  Our Apothecary and SDC operating segments also have 66 and 5 part-time employees, respectively.  Our Apothecary operating segment has contracted with a national professional employer organization (“PEO”) through which its employees, managers and executives are employed.  We lease these employees from the PEO for a fee.  Our employees are not represented by a labor union.

Our chief executive officer and chief financial officer are required to devote the necessary time and attention to the duties and responsibilities assigned to them.  Both of these employees devote not less than 16 hours per week to their responsibilities and duties at Graymark Healthcare, Inc.  Stanton Nelson (our chief executive officer) has been very involved, since the Graymark Merger, in the day to day oversight of both ApothecaryRx and SDC holdings.  Mark Kidd, our chief financial officer, has been devoting substantially more than 16 hours per week because of the work required in connection with this filing and the required financial information, including our audited financial statements, the reporting to the U.S. Securities and Exchange Commission and compliance with The Sarbanes-Oxley Act of 2002.

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

Item 1A.  Risk Factors.

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

Since our inception in July 2006, we have incurred substantial losses from operations and those losses may continue and be substantial.

During 2007 and 2006, we incurred a net loss of $5,156,529 and $269,444, respectively.  These net losses have resulted in an accumulated deficit at December 31, 2007 of $5,425,573.  Because we may continue to have a high level of operating expenses and interest expense, it is anticipated that additional net losses may be incurred in the foreseeable future until such time, if ever, that we generate sufficient gross profit on revenues to support our operations or substantial reduction of operating expenses and indebtedness.  There is no assurance that we will obtain profitable operations, in which case, the market value of our common stock may be adversely affected.

We face a high level of competition in our markets.

We operate in highly competitive markets.  Our pharmacies compete against national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants.  Major chain competitors include CVS, Rite Aid, Wal-Mart, Target and Walgreens.  In addition, other chain stores may enter market areas in which we operate and become significant competitors in the future.  Many of our competitors have greater financial and other resources than we have.  If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence within our market areas, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase.  In addition to competition from the drugstore chains, we also compete with hospitals, health maintenance organizations and Canadian imports.

Another adverse trend for retail store (“brick and mortar” stores) pharmacies has been the rapid growth in mail-order and internet-based prescription processors.  These prescription distribution methods have grown in market share relative to retail store pharmacies in response to the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third-party pharmacy benefit managers, many of which also own and manage mail-order distribution operations as well as a growing number of employers and unions.  In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices.  A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate retail store pharmacies.  Competition from Canadian imports has also been increasing significantly and also creates volume and pricing pressure.  Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted.  These alternate distribution channels have acted to restrain the rate of sales growth for traditional retail store pharmacies as well as the chain drug retailers in the last few years.

A majority of our pharmacies are located in the Midwest and Southwest areas of the United States.  As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region of the United States, including the regulatory environment, the cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, and geopolitical factors such as terrorism.  A prediction of the future economic conditions in this region with certainty is not possible.  During an economic downturn, our revenues and profitability could be materially adversely affected because of, among other things, a reduction in the size of the workforce in the region or the metropolitan area serviced by a pharmacy, reduced income levels, a resulting increase in shrinkage or a decline in population growth.  Our pharmacies located in the more urbanized or metropolitan markets (level one and two markets) may experience a higher rate of population shrink compared to the less densely populated markets (level three and lower markets).  Furthermore, our operating results may be negatively affected by increased labor costs associated with the ongoing shortage of pharmacists within the areas served by it pharmacies and to a much lesser extent the increase in minimum wage rates.  Any other unforeseen events or circumstances that affect the area could also materially adversely affect our revenues, profitability, financial condition and working capital liquidity.

The markets for sleep diagnostic disorders and sale of the related products are highly competitive and we compete against substantially larger healthcare provides, including hospitals and clinics.

Competition among companies that provide healthcare services and supplies is intense.  If we are unable to compete effectively with existing or future competitors, we may be prevented from retaining our existing customers or from attracting new customers, which could materially impair our business.  There are a number of companies that currently offer or are in the process of offering services and supplies that compete with our sleep diagnostic services and related product and supplies sales.  These competitors may succeed in providing services and products that are more effective, less expensive or both than those currently offered by us or that would render some of our services or supplies obsolete or non-competitive.  Many of our competitors have greater financial, research and development, manufacturing and marketing resources than we have and may be in a better position than us to withstand the adverse effects on gross margins and profitability caused by price decreases prevalent in this competitive environment.

Our failure to successfully implement our growth plan may adversely affect our financial performance.

Our Apothecary operating segment has grown primarily through store acquisitions, growing from three stores at the end of 2006 to 11 stores at the end of 2007.  We intend to continue to grow incrementally through these acquisitions.  Currently, we plan to acquire six to eight established retail pharmacy stores per year during 2008 through 2010.  As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.  Also, we may be unable to hire a sufficient number of qualified pharmacists in the acquired locations and market areas.  In addition, the cost of rent and utilities in most market areas has been increasing significantly, which increases the operating costs of our stores.

The success of our growth strategy will also depend on a number of other factors, including, among other things:

•                  economic conditions;

•                  competition;

•                  consumer preferences and purchasing power;

•                  financing and working capital requirements;

•                  the ability to negotiate store leases on favorable terms; and

•                  the availability of new store locations at a reasonable cost.

Even if we succeed in acquiring established stores as planned, those acquired stores may not achieve the projected revenue or profitability levels comparable to those of currently owned stores in the time periods we estimate or at all.  Moreover, our newly acquired stores may adversely affect the revenues and profitability of our existing stores and other operations.  The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.

Government and private insurance plans may further reduce or discontinue healthcare reimbursements which could result in reductions in our revenue and operating margins.

A substantial portion of the costs of medical care in the United States is funded by  managed care organizations, insurance companies, government funded programs, employers and other third-party payers, which are collectively referred to as “third-party plans”, and as these plans continue to seek cost containment.   If this funding were to be further reduced in terms of coverage or payment rates or become unavailable to our pharmacy customers or sleep disorder patients, our business will be adversely affected.  Furthermore, managed care organizations and insurance companies are evaluating approaches to reduce costs by decreasing the frequency of treatment or the utilization of the device or product.  These cost containment measures have caused the decision-making function with respect to purchasing to shift in many cases from the physician to the third-party plans or payors, resulting in an increased emphasis on reduced price, as opposed to clinical benefits or a particular product’s features.  Efforts by U.S. governmental and private payors to contain costs will likely continue.  Because we generally receive payment for our pharmacy sales and sleep diagnostic services and related products directly from these third-party plans, our business operations are dependent upon our ability to obtain adequate and timely reimbursement for our pharmacy sales and sleep diagnostic services and related products.

The third-party payors include Medicare, Medicaid and private health insurance providers.  These payors may deny reimbursement if they determine that a diagnostic test was not performed properly or a device is not used in accordance with approved indications, or is unnecessary or deemed to be inappropriate treatment for the patient.  Third-party payors are also increasingly challenging prices charged for medical products and services.  There is no assurance that our sleep diagnostic services and the related products will be considered cost-effective by third-party payors, that reimbursement will be available, or that payors’ reimbursement policies will not adversely affect our ability to offer and sell its services and products on a profitable basis, if at all.

Our pharmacy sales have low-profit margins and those margins are subject to unfavorable trends that are not within our control.

Our pharmacy sales, which are lower-margin than front-end store sales, represent a substantial percentage of our total revenue.  Pharmacy sales, including resales of certain retail inventory, accounted for approximately 93% of total pharmacy store sales in 2007 and approximately 94% of total sales in 2006.  Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure from third-party plans seeking cost containment.  In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers.  These factors and other factors related to pharmacy sales had a negative impact on our pharmacy sales in 2007 and could continue to have a negative impact in the future.

The continued conversion of prescription drugs to over-the-counter medications will result in reduced pharmacy sales.

The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales and customers may seek to purchase those medications at non-pharmacy stores, including discount retail stores.  Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected.  The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in its pharmacy or front-end product mix.

Changes in reimbursement levels for prescription drugs and sleep diagnostic services and related products continue to reduce our margins and could have a material, adverse effect on our overall operating results.

During 2007 and 2006, we were wholly or partially reimbursed by third-party plans for approximately 87% and 79% of the prescription drugs that we sold, respectively and 99% of our revenue, during 2007, from sleep diagnostic services and product sales.  The percentage of prescription sales and sleep diagnostic revenues reimbursed by third-party plans has been increasing, and we expect that percentage to continue to increase.  These prescription sales and sleep diagnostic revenue reimbursed by third-party plans, including Medicare and Medicaid plans, in general have lower gross margins.  Third-party plans may not increase reimbursement rates sufficiently to offset expected increases in the costs of our pharmaceuticals and sleep related products, as well as general costs of operations, thereby reducing our margins and adversely affecting our profitability.  In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations.  During 2007 and 2006, 43% and 35%, respectively, of our total prescription sales and 7% of our sleep diagnostic revenues, during 2007, were attributable to Medicaid or Medicare reimbursement.  Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates.

The Medicare Drug Act, enacted in 2003, created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third-party plans and became effective in 2006.  Sales to those customers represented 39% and 32% of our total pharmacy revenue during 2007 and 2006, respectively.  This revised Medicare coverage is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third-party plan reimbursement.

Our failure to comply with all of the government regulations may result in substantial reimbursement obligations, damages, penalties, injunctive relief or exclusion from participation in federal or state healthcare programs.

Our pharmacy and sleep diagnostic operations are subject to a variety of complex federal, state and local government laws and regulations, including federal and state civil fraud, anti-kickback and other laws.  We endeavor to structure all of our relationships to comply with these laws.  However, if any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, including Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.  Also, violations of federal, state, and common law privacy protections could give rise to significant damages, penalties, or injunctive relief.

Federal and state laws require our pharmacists to offer counseling, without additional charge, to its customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant.  Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects.  Additionally, we is subject to federal and state regulations relating to its pharmacy operations, including purchasing, storing and dispensing of controlled substances.

We rely on primary suppliers of pharmaceutical and sleep related products to sell their products to us on satisfactory terms and a disruption in our relationship with these suppliers could have a material, adverse effect on our business.

We are dependent on merchandise vendors to provide pharmaceutical and sleep disorder related products for our resale.  The largest of the pharmaceutical supplies is Cardinal Healthcare, Inc. which supplied approximately 71% and 62% of our pharmaceutical products during 2007 and 2006, respectively.  Our largest sleep product supplier is MVAP Medical Supplies, Inc. which supplied approximately 80% of our sleep supplies in 2007.  In our opinion, if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of its supply obligations to us, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to its business.  This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

We may be unable to attract, hire and retain qualified pharmacists, which could harm our business.

As our business expands, we believe that our future success will depend greatly on our ability to attract and retain highly skilled and qualified pharmacists.  The pharmacy industry is experiencing an ongoing shortage of licensed pharmacists.  As a result, competition for qualified pharmacists and other pharmacy professionals has been especially strong, resulting in higher salaries, which we continue to match by raising the salaries of our pharmacists.  Although we have generally been able to meet our pharmacist staffing requirements, our inability to do so in the future at costs that are favorable to us, or at all, could negatively impact our revenue, and our customers could experience lower levels of customer service.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

Products that we sell, especially pharmaceuticals, could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall products previously dispensed or sold.  In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death.  Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall products that we previously sold.  A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations, and may deplete working capital reserves.

We depend on our management team, and the loss of their services could have a material, adverse effect on our business.

Our success depends to a large extent on the continued service of our executive officers and members of our Executive Officer Committee.  Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.  We do not maintain key-man life insurance on any of our executive officers.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse effect on us.

The costs of employee health, workers’ compensation, property and casualty, general liability, and other types of insurance have continued to rise.  These conditions have been exacerbated by rising healthcare costs, legislative changes, and economic conditions.  To mediate the risks of these costs in our Apothecary operating segment, we entered into a co-employment relationship with a national professional employer organization (“PEO”).  Through this relationship the PEO negotiates employee health and workers’ compensation premiums on behalf of a large number of small and medium sized employers and can offer these coverages at a significantly lower cost than we could.  Additionally, the larger population in the pool of employees protects us from some of the volatility characteristic of small employee groups.  If our insurance-related costs through the PEO or directly continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be materially adversely affected.

Certain risks are inherent in providing healthcare services, especially pharmacy services, and our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging, dispensing and distribution of pharmaceuticals and other healthcare products and to a less extent providers of sleep diagnostic services.  Although we maintain professional liability and errors and omissions liability insurance, the coverage limits under these insurance programs may not be adequate to protect us against all future claims, and we may not be able to maintain this insurance coverage on acceptable terms in the future, which could materially adversely affect our business.

The failure to comply with the Health Insurance Portability and Accountability Act of 1996 potentially would result in liability and the cost of compliance may be material.

We collect and use information about individuals and their medical conditions.  The Health Insurance Portability and Accountability Act of 1996 and the privacy regulations promulgated by The Department of Health and Human Services (“HIPAA”) impose extensive restrictions on the use and disclosure of individually identifiable health information.  The applicable HIPAA regulations standardize electronic transactions between health plans, providers and clearinghouses.  Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems to HIPAA electronic transaction requirements.  While it is believed that we currently comply with HIPAA, there is some uncertainty of the extent to which the enforcement or interpretation of the HIPAA regulations will affect our business.  Continuing compliance and the associated costs with these regulations may have a significant impact on our business operations.  Criminal and civil sanctions are imposed for failing to comply with HIPAA.

Healthcare reform proposals are gaining substantial support in the United States Congress and state legislatures and could impact the profitability of our business.

The United States healthcare industry is subject to several reform proposals, including more stringent regulations.  It is uncertain whether and when these proposals will become legal requirements affecting our business operations and their effect on our operations.  Changes in the law or new interpretations of existing laws may have a dramatic effect on the costs associated with doing business and the amount of reimbursement patients and customers receive from both government and third-party plans or payors.  Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative regulations and payment methodologies.

Healthcare reform and enforcement initiatives of federal and state governments may also affect our sales and revenue.  These initiatives include:

•                  proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs;

•                  changes in programs providing for reimbursement for the cost of prescription drugs and other healthcare products by third-party plans or payors;

•                  the Medicare Drug Act;

•                  increased scrutiny of, and litigation relating to, prescription drug manufacturers’ pricing and marketing practices; and

•                  regulatory changes relating to the approval process for prescription drugs and healthcare products in general.

These initiatives could lead to the enactment of, or changes to, federal regulations and state regulations that could adversely impact our prescription drug sales and, accordingly, its results of operations.  There is uncertainty regarding the nature of additional healthcare reform initiatives, if any, that may be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system.  Future healthcare or budget legislation or other changes, including those referenced above, may materially adversely affect our business resulting in operating and cash flow losses, depletion of working capital reserves and adversely affect our financial condition.

Failure to comply with environmental health and safety laws and regulations may have a material adverse effect on business operations.

Our business operations are subject to numerous environmental health and safety laws and regulations, including those governing the use and disposal of hazardous materials.  Failure to comply with those laws and regulations could have a material adverse effect on our business operations, financial condition and results of operations.

The goodwill acquired pursuant to our acquisition of pharmacies and sleep centers may become impaired and require a write-down and the recognition of a substantial impairment expense.

At December 31, 2007, we had $20,247,905 in goodwill that was recorded in connection with the acquisition of our pharmacies and sleep centers during 2006 and 2007.  In the event that this goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense.  The impairment expense may be substantial in amount and, in which case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

We require a significant amount of cash flow from operations and third-party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

We may not be able to generate sufficient cash flows from operations, and future borrowings may not be available to us under existing loan facilities or otherwise in an amount we will need to pay our indebtedness, to execute its business plan or to fund its other liquidity needs.  We anticipate the need for approximately $12,600,000 in 2008 to fund acquisition of pharmacy customer files and other assets of the pharmacy sites acquired in 2008, and an additional approximately $7,200,000 for funding initial inventory and accounts receivables at sites acquired in 2008.  In addition, we may need to refinance some or all of its current indebtedness at or before maturity.

We incurred indebtedness of $11,960,000 to fund the acquisition of our sleep centers in January 2007.  This indebtedness requires quarterly accrued interest payments at floating variable interest rates (7.32% interest rate at June 30, 2007) and $291,635 quarterly principal payments beginning May 1, 2008.

At December 31, 2007, we had total liabilities of $38,639,838.  Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis . There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all.  Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of its future business growth strategies or expenditure plans.

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

•                  changes in earnings estimates by analysts,

•                  developments in the healthcare industry generally and more particularly the retail pharmacy and sleep disorder diagnostic segments, and

•                  general stock market conditions.

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

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase or sale of a penny stock.  Required compliance with these rules materially limit or restrict the ability to resell our common stock and the liquidity typically associated with other publicly traded stocks may not exist.

We may issue additional common stock and preferred stock at prices and on terms determined by our board of directors, without shareholder consent or approval, that upon issuance may result in substantial dilution of our shareholders interests as well as the market price and value of our common stock.

We have 376,974,753 shares of our common stock and 10,000,000 shares of preferred stock available for issuance.  We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors.  The sale of these shares may result in substantial dilution to our shareholders.  Also the preferred stock may have rights superior to those of our common stock.  These stock issuances may adversely affect the market price or value of our common stock.

Item 1B.  Unresolved Staff Comments.

Since June 30, 2007, we have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that remain unresolved.

Item 2.  Properties.

Facilities

Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $1,000.  Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Corporate Tower, LLC.  Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities and that the term of the lease will continue simply be on a month-to-month basis.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.

As of December 31, 2007, we operated 10 pharmacies in Colorado, Minnesota, Missouri and Oklahoma.  Each pharmacy location is occupied under multiple-year (or long-term) lease arrangement requiring monthly rental payments.  The following table presents as of December 31, 2007 the locations, date of acquisition, annual rental payments, total rent payable under the leases, and lease expiration dates of occupancy leases of each pharmacy.

		Occupancy Lease Information
Pharmacy Locations (City and State)	Date Opened(1)	Annual Rent	Total Rent Payable(2)	Lease Expiration Date

Norman, Oklahoma	Jul. 2006	$22,620	$77,285	May 2011
St. Cloud, Minnesota	Nov. 2006	16,368	130,944	Dec. 2015
St. Cloud, Minnesota	Nov. 2006	11,400	32,300	Sep. 2010
Tahlequah, Oklahoma	Jan. 2007	24,000	96,000	Dec. 2011
Keys, Oklahoma	Jan. 2007	28,300	40,300	May 2009
Mountain View, Missouri	Mar. 2007	24,000	219,000	Feb. 2017
Red Wing, Minnesota	May 2007	63,780	281,695	May 2012
Red Wing, Minnesota	May 2007	16,200	64,800	Dec. 2011
Sterling, Colorado	Aug. 2007	90,000	448,500	Oct. 2012
Wayzata, Minnesota	Oct. 2007	43,730	126,686	Oct. 2010
Total		$340,398	$1,517,510

(1)                                  Date lease was assumed from predecessor.

(2)                                  Total rent payable through the end of the lease term.

Our Apothecary operating segment executive offices, located at 5500 Wayzata Boulevard, Suite 210, Golden Valley, Minnesota 55416 and consisting of 3,000 square feet, are occupied under a multiple-year (or long-term) lease arrangement that expires February 2010.  The annual rental payments under the lease arrangement is $90,192.

As of December 31, 2007, we operated 10 sleep diagnosis centers in Oklahoma and Texas.  Each location is occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments.  The following table presents as of December 31, 2007, the locations, date of opening, annual rental payments, total rent payable under the leases, and lease expiration dates of occupancy leases of each sleep center or clinic.

			Occupancy Lease Information
Sleep Center and Clinic (City and State)	Date Opened	Ownership Percentage	Annual Rent	Total Rent Payable(1)	Lease Expiration Date

Oklahoma:
Tulsa	Oct. 2004	68.0%	$54,000	$99,000	Jul. 2009
Tulsa	Apr. 2006	68.0%	48,960	146,880	Nov. 2010
Oklahoma City	Apr. 2004	65.0%	57,570	115,140	Jul. 2009
Edmond	Dec. 2003	51.0%	36,000	3,000	Month-to-month
Texas:
Lubbock	Oct. 2006	62.5%	50,220	217,620	Oct. 2011
Keller	Nov. 2006	65.0%	52,500	227,500	Oct. 2011
McKinney	Feb. 2007	65.0%	73,321	342,165	Feb. 2012
Plano	Jun. 2007	59.5%	28,248	131,824	Feb. 2012
Granbury	Aug. 2007	75.5%	59,400	306,900	Aug. 2012

Total			$460,219	$1,590,029

(1)                                  Total rent payable through the end of the lease term.

Our SDC operating segment executive offices are located at 305 North Bryant, Edmond, Oklahoma 73034 and consist of 3,960 square feet, are occupied under a multiple-year (or long-term) lease arrangement that expires March, 2011.  The annual rental payments under the lease arrangement is $36,300.

Item 3.  Legal Proceedings.

In the normal course of business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations.  We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 27, 2007, five of our shareholders holding and representing 4,873,576 (and a majority) of our outstanding common stock shares consented to our acquisition of SDC Holdings LLC and ApothecaryRx LLC, amendment of our Certificate of Incorporation and the election of our directors as reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008 and as described in our Definitive Information Statement on Schedule 14C filed on December 5, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Reverse Split

On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of 1 for 5 shares.  The effective date of the reverse split was set as April 11, 2008.  The effect of the reverse split will reduce our outstanding common stock shares from 117,701,997 to 23,540,399 shares.

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

	Bid Price
	Common Stock
Quarter Ended	High	Low

December 31, 2007	$0.75	$0.27
September 30, 2007	$0.45	$0.25
June 30, 2007	$0.69	$0.27
March 31, 2007	$0.45	$0.22
December 31, 2006	$0.55	$0.22
September 30, 2006	$0.57	$0.20
June 30, 2006	$0.70	$0.51
March 31, 2006	$1.25	$0.70

On March 24, 2008, the closing bid price of our common stock as quoted on the OTC Bulletin Board was $0.88.

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

Holders of Equity Securities

We have 100 record owners of our common stock shares.

Unregistered Sales of Equity Securities

In August and October 2005, SXJE, LLC lent us $1,500,000 as evidenced by two promissory notes that were to become due in January 2008.  Pursuant to those notes, SXJE had the right to convert the $1,500,000 aggregate outstanding principal and accrued interest into our common stock shares upon completion of our acquisition of SDC Holdings LLC and ApothecaryRx LLC.  In November 2007, we and SXJE, LLC executed the Note Conversion and Prepayment Agreement.  Pursuant to this Agreement, SXJE, LLC agreed to accept a principal payment of one of the $750,000 notes (plus accrued interest) and convert the other $750,000 into 3,750,000 shares of our common stock.  On January 11, 2008, we issued 3,750,000 common stock shares to SXJE, LLC in payment and conversion of the note.  In conjunction with the note conversion and issuance of the common stock shares, ViewTrade Securities, Inc. received common stock purchase warrants exercisable for the purchase of 562,500 common stock shares at $0.22 each. Other than the warrants, there were no commissions or other remuneration paid as a result of the conversion.  These common stock shares were offered and sold in accordance with Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) without registration under the Securities Act.

In January 2008, we completed the private placement offering of 2,999,996 common stock shares for gross proceeds of $1,050,000 ($0.35 per share).  ViewTrade Securities, Inc. served as the placement agent and received sales commissions of $80,000 (10% of the gross proceeds; excluding $250,000 not sold by the placement agent), a non-accountable expense allowance of $31,500 (3% of the gross proceeds) and common stock purchase warrants exercisable for the purchase of 450,000 common stock shares at $0.385 each.  The common stock shares were only sold to a person that qualified as an “accredited investor” within the meaning of Rule 501(a) based upon the person’s representations.  These common stock shares were offered and sold in accordance with Rule 506 of Regulation D without registration under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2007, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plans approved by our shareholders are our 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan.  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2003 Stock Option Plan	140,000	$0.90	160,000
2003 Non-Employee Stock Option Plan	160,000	$0.93	140,000

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	443,250	$1.10	—
Warrants issued to E. Peter Hoffman, Jr.	100,000	$1.25	—
Warrants issued to SXJE, LLC	1,500,000	$0.50	—
Total	2,343,250		300,000

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to December 31, 2007, we were named Graymark Productions, Inc. (“Graymark”)and an independent producer and distributor of film entertainment content.  On January 2, 2008, we completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.”  For financial reporting purposes, ApothecaryRx and SDC Holding were deemed to have acquired Graymark and, accordingly, the historical financial statements contained in this report prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the Graymark Acquisition.  Activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements.  Goodwill of $5,426,815 was recorded in connection with the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the merger.  In conjunction with the Graymark Acquisition, we have suspended all operations related our motion picture production activities.  We will continue to actively distribute the produced motion pictures.

Results of Operations

The following table sets forth selected results of our operations for the year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006.  We operate in two reportable business segments:  Apothecary and SDC.  The Apothecary operating segment includes the operations of our retail pharmacy stores.  The SDC operating segment includes the operations from our sleep diagnostic testing labs.  Our film production and distribution activities are included as discontinued operations and our remaining operations, which primarily involve administrative activities associated with operating as a public company, are identified as “Other.”  The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

	2007
	Apothecary	SDC	Discontinued Operations	Total	Apothecary 2006(1)
Revenues:
Product sales	$40,764,741	$1,891,201	$—	$42,655,942	$6,834,657
Services	—	7,662,029	—	7,662,029	—

	40,764,741	9,553,230	—	50,317,971	6,834,657

Costs and Expenses:
Cost of sales	31,422,655	536,454	—	31,959,109	5,512,033
Cost of services	—	3,097,475	—	3,097,475	—
Selling, general and administrative	8,119,474	3,398,931	—	11,518,405	1,402,914
Impairment of goodwill	—	204,000	5,426,815	5,630,815	—
Depreciation and amortization	501,063	313,874	—	814,937	68,409

	40,043,192	7,550,734	5,426,815	53,020,741	6,983,356

Operating income (loss)	721,549	2,002,496	(5,426,815)	(2,702,770)	(148,699)

Other Income (Expense):
Interest expense	(853,023)	(935,874)	—	(1,788,897)	(120,745)

Net income (loss) before minority interests and provision for income taxes	(131,474)	1,066,622	(5,426,815)	(4,491,667)	(269,444)

Minority interests	—	(664,862)	—	(664,862)	—

Provision for income taxes	—	—	—	—	—

Net loss	$(131,474)	$401,760	$(5,426,815)	$(5,156,529)	$(269,444)

(1)                                  Apothecary was the only operating segment that had operations during the period from July 3, 2006 to December 31, 2006.

Comparison of 2007 and 2006

Apothecary Operating Segment

Our Apothecary operating segment began operations on July 3, 2006 (inception).  Therefore, the results of operations for the period July 3, 2006 through December 31, 2006 (approximately six months) are not comparable to the results of operations for the year (12 months) ended December 31, 2008.  The following discussion provides an overview of the results of operations provided and the current financial trends of our Apothecary operating segment.

Furthermore, during the period from inception (July 3, 2006) to December 31, 2006, we operated one pharmacy location from July 3, 2006 until October 31, 2006 and three pharmacy locations from November 1, 2006 until December 31, 2006.  During the year ended December 31, 2007, we operated five pharmacy locations from January 2007 until March 2007, six locations from March 2007 to May 2007, eight locations from May 2007 to August 2007, ten locations from August 2007 to October 2007 and eleven locations from October 2007 to December 2007.  Therefore, we do not have a history of “same store” sales and operations for comparison purposes.

Our sales of prescription drugs including sales of over-the-counter drugs, represented 93% of total sales in 2007, compared to 94% of total sales in 2006.  The number of generic prescriptions filled represented 67.5% of total prescriptions filled in 2007, compared to 66.8% of total prescriptions filled in 2006.  The percentage of generic prescriptions dispensed increased by 70 basis points (“bp”) in 2007.  The trend of increases in generic prescriptions filled is the result of several high-volume branded drug patent expirations that have enabled the introduction of lower-cost generic alternatives, accompanied by efforts to improve overall consumer awareness of those generic alternatives.

Our gross margins on sales covered by third-party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third-party plans.  The Medicare Drug Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third-party plans, became effective in 2006.  Those customers represented approximately 39% of our Apothecary revenue during 2007.  The new senior citizen Medicare coverage is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third-party plan reimbursement. Although there is no assurance, it is anticipated that over time increased utilization of prescription drugs by senior citizens participating in the new programs (that previously were cash paying customers) will offset the effect of lower margins on our revenues.  State Medicaid programs that provide prescription benefits to low-income households and individuals have historically represented approximately 10% of our pharmacy sales.

We anticipate that the higher volume of pharmacy sales to third-party plan customers will offset these lower gross profit margins.  Furthermore, we anticipate that increased third-party plan sales will generate additional general merchandise sales by increasing customer traffic in our pharmacies.  As of December 31, 2007, we had contracts with over 5,000 third-party plans, including virtually all major third-party plans in our market areas.

SDC Operating Segment

The operations of our SDC operating segment was acquired on January 31, 2007.  As a result, the SDC operating segment did not conduct any operations in 2006; therefore, we do not have a 2006 financial history of operations for comparison of the 2007 operating results.  The following discussion provides an overview of the results of operations provided and the current financial trends of our SDC operating segment.

During the eleven months ending December 31, 2007, we operated 10 sleep diagnostic and testing labs at which we performed 5,014 sleep studies.  During the eleven months ending December 31, 2007, our gross margin and operating income margins were 62% and 21%, respectively.

Our annual impairment test resulted in a non-cash impairment charge of $204,000 related to a write-down of the recorded goodwill associated with one of our sleep centers in Texas due to its financial performance.

We have minority interest owners in our sleep centers.  During the eleven months ending December 31, 2007, the minority interest owners’ share of our operating income was $665,862.

Discontinued Operations

In conjunction with the Graymark Merger, we recorded goodwill of $5,426,815.  Our annual impairment test resulted in a non-cash impairment charge of $5,426,815 related to a write-down of the goodwill due to the discontinuance of our film production operations.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, debt proceeds and equity offerings.  Our cash and cash equivalents at December 31, 2007 totaled approximately $2,073,000.  As of December 31, 2007, we had a working capital deficit of approximately $10,355,000.

Our operating activities in 2007 provided net cash of approximately $1,240,000 compared to operating activities in the period from July 3, 2006 to December 31, 2006 which provided approximately $906,000.  The increase in cash flows used by operating activities was primarily attributable to an increase in accounts payable and accrued liabilities which was offset by an increase in accounts receivable and inventories.  In 2007, our operating activities included a net loss of $5,156,529 which was offset by depreciation and amortization of $814,938, impairment of goodwill of $5,630,815, and minority interests of $664,862.

Our investing activities in 2007 used net cash of approximately $21,175,000 compared to the period from July 3, 2006 to December 31, 2006 during which we used approximately $4,661,000 for investing activities.  The increase in the cash used in investing activities was attributable to our acquisitions.  In 2007, we used $22,696,727 for the purchases of businesses compared to $4,534,844 in the period from July 3, 2006 to December 2007.

Our financing activities in 2007 provided net cash of $21,202,592 compared to the period from July 3, 2006 to December 31, 2006 during which financing activities provided $4,559,673.  The increase in net cash provided by financing activities is due to an increase in borrowings and capital contributions.  During 2007, we received $2,990,000 in capital contributions.  Debt proceeds were $20,408,248 during 2007 compared with debt proceeds of $4,590,100 during the period from July 3, 2006 to December 31, 2006.

We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing.  We expect to generate positive working capital through our operations.  However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt financing to support our capital commitments and working capital requirements.  Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness obligations of approximately $18,518,000 as of December 31, 2007.

Financial Commitments

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

Office Space Arrangement.  Our corporate headquarters and offices are located at 101 North Robinson, Suite 920, Oklahoma City, Oklahoma.  These office facilities consist approximately of 1,500 square feet and are occupied under a month-to-month unwritten lease, requiring monthly rental payments of approximately $1,000.  Mr. Roy T. Oliver, one of our greater than 5% shareholders (see “Item 13. Certain Relationships and Related Transactions, and Director Independence”), controls Corporate Tower, LLC.  As of the date of this report, Mr. Oliver on behalf of Corporate Tower, LLC has orally indicated that there is no intent to terminate our occupancy of the office facilities.  Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.

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

We believe that our operations as a result of our motion picture projects will achieve profitability.  We provide no assurance that

•                  we will be successful in implementing our business plan or

•                  unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

Future commitments under contractual obligations by expected maturity date at December 31, 2007 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Short-term debt	$13,993,015	$—	$—	$—	$13,993,015
Long-term debt	3,547,479	7,617,465	4,093,076	10,489,299	25,747,319
Operating leases	977,124	1,698,371	750,464	188,472	3,614,431

	$18,517,618	$9,315,836	$4,843,540	$10,677,771	$43,354,765

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

Recent Accounting Pronouncements

FIN 48 – In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Statement has no current applicability to our financial statements.  We adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows.

SAB 108 – In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  We adopted SAB 108 on January 1, 2007 and the initial adoption of SAB 108 did not have a material impact on our financial position, results of operations, or cash flows.

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

SFAS 155 – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140.   This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  This Statement has no current applicability to our financial statements.  We adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”  (“SFAS  157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  We are assessing the impact of the adoption of this SFAS 157.

SFAS 158 – In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS 158 has no current applicability to our financial statements.  We adopted this Statement on December 31, 2006 and the initial adoption did not have a material impact to our financial position, results of operations, or cash flows.

SFAS 159 – In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

SFAS 141(R) and SFAS 160 – In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS  160, “Noncontrolling Interests in Consolidated Financial Statements –an Amendment of ARB No. 51” (“SFAS  160”).  SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  We are assessing the impact SFAS 160 will have on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting entity as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 305 of Regulation S-K with respect to Quantitative and Qualitative Disclosures about Market Risk.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure.

There have been no reportable events with respect to Registrant as described at Item 304 of Regulation S-K.

During 2006 and 2007, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A.  Controls and Procedures.

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

Item 9A(T).  Controls and Procedures.

This  report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this  report. (See “Item 9A. Controls and Procedures,” above for management’s report.)

Item 9B.  Other Information.

During the three months ended December 31, 2007, all items required to be reported on Form 8-K were reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers (including members of our Executive Officer Committee) and directors.  Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify.  Executive officers and members of our Executive Officer Committee are elected by the Board of Directors and serve at its discretion.  Our Bylaws provide that the Board of Directors shall consist of such number of members as the Board of Directors may from time to time determine by resolution or election, but not less than  three and not more than nine.  Our Board of Directors currently consists of five individuals.

Name	Age	Position with the Company

John Simonelli	61	Chairman of the Board
Stanton Nelson(1)(2)(3)	37	Chief Executive Officer and Chairman of the Executive Officer Committee
Mark R. Kidd(1)(2)	41	Chief Financial Officer and Secretary
Vahid Salalati	34	Member of the Executive Officer Committee
Gregory S. Luster	34	Member of the Executive Officer Committee
Lewis P. Zeidner	52	Member of the Executive Officer Committee
James A. Cox, Rph	36	Member of the Executive Officer Committee
Rick D. Simpson(1)(2)(3)	48	Director
S. Edward Dakil, M.D.(1)(2)(3)	52	Director
Joseph Harroz, Jr.(1)(2)(3)	41	Director

(1)	Serves on our Compensation Committee.
(2)	Serves on our Audit Committee.
(3)	Serves on our Nominating and Governance Committee

The following is a brief description of the business background of our executive officers, members of our Executive Officer Committee and directors:

John Simonelli serves as our Chairman of the Board (since February 3, 2005) and formerly served as our President and Chief Operating Officer (from August 18, 2003 to February 3, 2005).  Mr. Simonelli is an independent business consultant who has extensive experience in the planning, development, and funding of emerging growth companies.  He served as a director of Precis, Inc. from December 2000 until July 2001.  Precis, Inc. is a publicly-held company primarily engaged in the providing of healthcare savings to the self-insured. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998.  Laboratory Specialists of

America, Inc. was engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O’Gara Company by merger.  Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996.  He served as Chairman of the Board and Chief Executive Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992.  He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988.  From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories.  Mr. Simonelli served as President and Chief Executive Officer from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.

Stanton Nelson was named as our Chief Executive Officer during January 2008 and has served as one of our directors since August 2003.  In addition to his position with Graymark, Mr. Nelson serves as Vice President of R.T. Oliver Investment Company, a privately-held company engaged in oil and gas exploration and development, retail and commercial real estate, and banking.  R.T. Oliver Investments is controlled by Roy T. Oliver, one of our greater than 5% shareholders.  Mr. Nelson also serves on the board of directors of Valliance Bank as itsVice Chariman.

Previously, Mr. Nelson was the chief executive officer of Monroe-Stephens Broadcasting, a privately held company that owned and operated radio stations in Southwest Oklahoma and Dallas, Texas.  Mr. Nelson began his career as a staff member for United State Senator David Boren.  Mr. Nelson has a B.B.A. in business management from the University of Oklahoma.

Mark R. Kidd serves as our Chief Financial Officer and Secretary.  Mr. Kidd has over 15 years experience in finance and accounting.  Mr. Kidd is also Chief Operating Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states.  Mr. Kidd served as Chief Financial Officer of Precis, Inc., a publicly-held company, from August 1999 until January 2002 and as a director of Precis, Inc. from January 2000 until February 2002.  He also served as President, Chief Operating Officer, Secretary and a Director of Foresight, Inc. a wholly-owned subsidiary of Precis, Inc. from February 1999 until January 2002.  Mr. Kidd served as President of Paceco Financial Services, Inc., a privately-held regulated savings company, from March 1998 until December 2000.  Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.

Vahid Salalati, J.D. serves on our Executive Officer Committee and as the Chief Executive Officer of SDC Holdings.  Mr. Salalati  is a patent attorney who specializes in the development of early stage technologies.  In his previous position as a patent attorney for the Oklahoma Medical Research Foundation (OMRF), his responsibilities included developing the patent portfolios, negotiating equipment and facilities leases and developing the strategic approach for each partnership’s early success.  Mr. Salalati received his Bachelor of Science in Biochemistry and Juris Doctorate from the University of Oklahoma.

Gregory S. Luster, J.D. serves on our Executive Officer Committee and as the Chief Operating Officer/General Counsel of SDC Holdings.  Mr. Luster is an attorney who has experience in developing healthcare related real estate projects, including surgery centers, medical office buildings, and hospitals. He also has extensive experience in syndicating physician groups for ownership in surgery centers, hospitals and other medically related projects.  Mr. Luster received his Bachelor of Arts from Oklahoma State University and Juris Doctorate from the University of Oklahoma.

Lewis P. Zeidner serves on our Executive Officer Committee and has served as the President and Chief Executive Officer of ApothecaryRx since its founding in 2006.  In 2003, he co-founded PrairieStone Pharmacy, LLC, a retail pharmacy chain that built and operated small footprint, highly automated pharmacies in grocery stores.  In 1996, Mr. Zeidner co-founded MedManagement, LLC a company that outsourced hospital and health system pharmacies.  He was President of MedManagement from 1999 until 2003.  Prior to 1999, Mr. Zeidner held various executive positions within healthcare companies including Baxter Healthcare and the Greenville Hospital System.

James A. Cox, RPh serves on our Executive Officer Committee and has served as Vice President for Operations of ApothecaryRx since its founding in 2006.  Prior to joining ApothecaryRx, Mr. Cox was the Director of Operations for PrairieStone Pharmacy, LLC, a chain of retail pharmacies in Minnesota and Michigan.  From 1993 through 2004, Mr. Cox held various operational management roles for Snyder Drug Stores, a regional chain of retail pharmacies.  He has his pharmacy degree from Drake University School of Pharmacy.

Rick D. Simpson is one of our nominee directors.  In February 2000, Mr. Simpson founded CFO-Partner, a privately-held chief financial officer consulting firm, and since has served as its Managing Partner.  He currently serves as a Director of Kirkpatrick Bank (since 2005), a privately-held banking institution, and VersaTeq, a privately-held provider of banking forms (since 1996).  He has been a member of the American Institute of Certified Public Accountants and Oklahoma Society of Certified Public Accountants since February 1987 and received a Bachelor of Science in Accounting from East Central Oklahoma State University in 1981.

S. Edward Dakil, M.D. is one of our nominee directors.  Dr. Dakil is a practicing physician and in 1987 began his employment with Norman Urology Associates, P.C.  Commencing in 1990 he began serving as a clinical instructor for the Department of Urology of the University of Oklahoma Health Science Center and in 1998 became a member of the Board of Directors of the Oklahoma Lithotripsy Center.  Dr. Dakil was graduated from the University of Oklahoma, first with a Bachelor of Science (Chemistry) in 1987 and a Doctorate of Medicine in 1982 and is a member of various medical associations, including American Urologic Association and American Association of Clinical Urologists.

Joseph Harroz, Jr. is one of our nominee directors.  Mr. Harroz has served as Vice President and General Counsel of the Board of Regents, University of Oklahoma since 1996 and has been an Adjunct Professor, University of Oklahoma Law School since 1997 and has served as the Managing Member of Harroz Investments, LLC (commercial enterprise) since 1998.  He also is a member and Chairman of the Board of Trustees of Ivy Funds and a Trustee of Waddell and Reed Advisors Fund, both sponsors and managers of publicly-held mutual funds, a Consultant for MTV Associates (beginning in 2004) and serves as a Director of Valliance Bank NA (beginning in 2004), LSQ Manager, Inc.(beginning in 2007), Mewbourne Family Support (beginning in 2000) and Norman Economic Develop (beginning in 2004) and Advisors Fund Complex.

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

Pursuant to two lending transactions on August 5 and October 25, 2005, SXJE, LLC and its controlling person, Sam Eyde, acquired beneficial ownership of our common stock shares under the terms of two promissory notes and four common stock purchase warrants that resulted in them beneficially owning more than 10% of our common stock shares (see “Item 13. Certain Relationships and Related Transactions, and Director Independence”).  SXJE, LLC and its controlling person failed to timely report those beneficial ownership acquisitions under Section 16(a).  Furthermore, SXJE, LLC was issued 272,956 common stock shares as interest payments under the two promissory notes.  These issuances of our common stock were not reported under Section 16(a) by SXJE, LLC.  Otherwise, based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2006, we believe that each person who, at any time during 2006, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2006.

Item 11.  Executive Compensation.

We do not compensate directors for serving on our board or attending meetings of the board or any committee thereof.  However, it is anticipated that stock options will be granted to our directors on terms to be determined by our board.

Our board of directors has not established a formal compensation committee; therefore, our full board reviews and establishes the compensation of our executive officers, as well as our directors.  The reason for not having established a formal compensation committee is because of the very small number of our employees.  The following table sets forth the total compensation of our Chief Executive Officer, Chief Financial Officer and for those executive officers who received compensation in excess of $100,000 during the three years ending in 2007.

Summary Compensation Table

				Value of	All Other
				Option	Compen-
Name and Principal Position	Year	Salary	Bonus	Awards(1)	sation	Total
John Simonelli	2007	$24,000	$—	$—	$—	$24,000
Chief Executive Officer	2006	$36,000	$—	$5,422	$—	$41,422
	2005	$60,000	$—	$—	$—	$60,000

Mark R. Kidd	2007	$60,000	$—	$—	$—	$60,000
Chief Financial Officer	2006	$60,000	$—	$5,422	$—	$65,422
	2005	$60,000	$—	$—	$—	$60,000

Lewis P. Zeidner	2007	$187,692	$—	$—	$—	$187,692
ApothecaryRx, President and	2006	$60,000	$—	$—	$—	$60,000
Chief Executive Officer	2005	$—	$—	$—	$—	$—

James A. Cox	2007	$160,000	$—	$—	$—	$160,000
ApothecaryRx, Vice President	2006	$74,000	$—	$—	$—	$74,000
	2005	$—	$—	$—	$—	$—

Vahid Salalati	2007	$96,923	$—	$—	$3,125	$100,048
SDC Holdings, Chief Executive	2006	$100,000	$—	$—	$—	$100,000
Officer	2005	$—	$—	$—	$—	$—

Gregory S. Luster	2007	$96,923	$—	$—	$3,125	$100,048
SDC Holdings, Chief Operating	2006	$100,000	$—	$—	$—	$100,000
Officer and General Counsel	2005	$—	$—	$—	$—	$—

(1)

The Value of Option Awards is the grant date fair value computed in accordance with SFAS 123R which is same value at which we expensed the stock options awards for the year ended December 31, 2006 (see our sinancial statements and the related notes appearing elsewhere in this report).

Aggregate Option Grants and Exercises in 2007 and Year-End Option Values

Stock Options and Option Values.  We did not grant any stock options during 2007.

Aggregate Stock Option Exercise.  The following table sets forth information related to the number of stock options held by the named executive officer at December 31, 2007.  During 2007, no options to purchase our common stock were exercised by the named executive officers.

Outstanding Equity Awards at December 31, 2007

	Stock Option Awards
	Number of Common Stock		Option	Option
	Underlying Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price(1)	Date
John Simonelli	20,000	—	$.75	September 30, 2011
	20,000	—	$1.10	December 31, 2009
Mark R. Kidd	20,000	—	$.75	September 30, 2011
	20,000	—	$1.10	December 31, 2009

(1)       The closing sale price of our common stock as reported on the OTC Bulletin Board on December 31, 2007 was $0.56.

Employment Arrangements and Lack of Keyman Insurance

We have a three-year employment agreement with each of Lewis P. Zeidner, Vahid Salalati and Gregory S.  Luster (the “executive officer”).  The material terms of the employment agreements are summarized below.

Executive Officer Position.   In accordance with the terms of the employment agreements, the employment of each of Messrs. Zeidner, Salalati and Luster is full time requiring best efforts and due diligence, and may be terminated with or without cause.  Mr. Zeidner is to serve as Chief Executive Officer of ApothecaryRx, Mr. Salalati is to serve as Chief Executive Officer of SDC Holdings,and Mr. Luster is to serve as Chief Operating Officer and General Counsel of SDC Holdings.  Except to a limited extent and as expressly permitted by ApothecaryRx, SDC Holdings or our Board of Directors, each of Messrs. Zeidner, Salalati and Luster is prohibited from serving as an officer or director of a publicly-held company, own an interest in a company that interferes with his full-time employment or that is engaged in a business activity similar to ApothecaryRx or SDC Holdings, as may be applicable.  Each of Messrs. Zeidner, Salalati and Luster is to serve on our Executive Officer Committee.

Compensation.  Each of Messrs. Zeidner, Salalati and Luster is to receive an annual base salary of $190,000, $100,000 and $100,000, respectively, as well as any bonus compensation as determined at the discretion of ApothecaryRx or SDC Holdings.  Each will be entitled to participate in the employee benefit plans and programs maintained and provided to our executive officers and employees.  Each is entitled to reimbursement of reasonable and ordinary expenses incurred on behalf of ApothecaryRx or SDC Holdings based upon substantiated documentation of the expenditure.  The executive officer is entitled to four weeks of fully paid calendar-year vacation.

Employer Termination.  Each agreement is for a three year term, subject to termination with or without cause.  ApothecaryRx and SDC Holdings has the right to terminate the employment agreement without cause (for any reason) on at least 30-day advance notice (“Without Cause Termination”).  In the event of Without Cause Termination, the executive officer will be entitled to one year of his base salary payable over 24 months and the continuance of all employee benefits for one year, unless he asserts any provision of his employment agreement is invalid or unenforceable.  Any Without Cause Termination requires as a condition that the executive officer be discharged and released from all personal guarantees of the debts of ApothecaryRx or SDC Holdings.

ApothecaryRx and SDC Holdings may terminate the executive officer’s employment agreement in the event of the following:

•                              He engages in gross personal misconduct which materially injures us, or any fraud or deceit regarding our business or customers or suppliers;

•                              He enters a plea of nolo contendere to or is convicted of a felony;

•                              He willfully and repeatedly fails to perform his duties after receiving notice and being provided an opportunity to correct such actions or

•                              He breaches any material term or provision of his employment agreement (“For Cause Termination”).

Prior to any For Cause Termination, a written determination specifying the reasons for termination must be delivered and received and the executive officer will thereafter have 30 days to request a meeting to be heard and contest the reasons for termination.  In the event Any For Cause Termination of the executive officer all personal guarantees of the debts of ApothecaryRx or SDC Holdings will continue.

Executive Officer Termination.  Each of Messrs. Zeidner, Salalati and Luster has the right to terminate his employment agreement, either with or without cause.  A without cause termination requires the providing of 30-days advance notice to ApothecaryRx or SDC Holdings.  In the event of a without cause termination, all future obligations under the employment agreement will terminate and all personal guarantees of the debt of ApothecaryRx and SDC Holdings will continue.

The executive officer has the right to terminate his employment agreement for cause in the event ApothecaryRx or SDC Holdings fails to pay the base compensation or provide employee benefits in accordance with his employment agreement after providing 30-days advance notice (“Employer Breach”).  In the event of termination as a result of Employer Breach, the executive officer will be entitled to receive as termination compensation equal to one year of his base compensation payable within 30 days following the termination date and continuance of all employee benefits for one year.

Disability; Death.  In the event a physical or mental condition prevents performance of the executive officer’ duties and responsibilities, in the reasonable judgment of ApothecaryRx and SDC Holdings, from performing his duties for a period of three consecutive months, the employment of the executive officer may be terminated for cause.  In this case, all compensation and benefits payable under his employment agreement will continue for six months, reduced by any disability plan benefits to which he is entitled.

Upon the death of the executive officer, his employment agreement will terminate; however, the estate of the executive officer will be entitled to receive six months of the base salary of the deceased executive officer and employee benefits provided under the employment agreement.

In the event of termination of the executive officer’s employment agreement as a result of his disability or death and the executive officer was not otherwise in default under the terms of his employment agreement, we and ApothecarRx or SDC Holdings will be required to cause the executive officer or his estate to be discharged and released from all personal guarantees of our debt or that of Apothecary Rx or SDC Holdings.

Confidentiality.  The executive officer will be required to maintain the confidentiality of the information that constitutes trade secrets or is of a business or confidential nature, regardless of the source of the confidential information or how it was obtained. This confidentiality is to be maintained during employment and the two years following termination of the employment agreement.

Non-competition and Non-solicitation Covenants.  During the 24 months following employment termination, the executive officer agreed as follows:

•                              Not to acquire, attempt to acquire, solicit, perform services (directly or indirectly) in any capacity for, or aid another in the acquisition or attempted acquisition of an interest in any business similar to that or ApothecaryRx or SDC Holdings in any city of a state in the United States where ApothecaryRx or SDC Holdings owns any interest in a sleep center or that is within 40 miles of a pharmacy owned by ApothecaryRx or sleep center location owned by SDC Holdings; or

•                              Not to solicit, induce, entice or attempt to entice (directly or indirectly) any employee, officer or director (except the executive officer’s personal secretary, if any), contractor, customer, vendor or subcontractor of ApothecaryRx or SDC Holdings or ours to terminate or breach any relationship with ApothecaryRx or SDC Holdings or us or any of our affiliates, or

•                              Not to solicit, induce, entice or attempt to entice any customer, vendor or subcontractor of ApothecaryRx or SDC Holdings or ours to cease doing business with SDC Holdings or us or any of our affiliates.

Arbitration.  Any dispute or controversy arising out or relating to the executive officer’s employment or employment termination that cannot be resolved by agreement will be submitted to binding arbitration before a single arbitrator in accordance with the Rules for Commercial Cases of the American Arbitration Association and in accordance with the Federal Arbitration Act.  The arbitrator’s judgment will be final and binding, subject solely to challenge on the grounds of fraud or gross misconduct. The arbitrator will be limited to awarding compensatory damages.  The arbitration proceedings will be the sole and exclusive remedies and procedures for the resolution of disputes and controversies; however, a preliminary injunction or other provisional judicial relief may be sought if deemed reasonably necessary to avoid irreparable damage or to preserve the status quo pending arbitration.

Loss of Key Personnel

Our success depends to a significant degree upon the efforts, contributions and abilities of our management.  The loss of services of Messrs. Nelson, Kidd, Zeidner, Salalati, Luster, Cox and other key employees could have a material adverse effect on our business, results of operations or financial condition.

Compensation of Directors

Other than through the receipt of discretionary stock option grants, our directors are not compensated for attending board or committee meetings.  Directors who are also our employees receive no additional compensation for serving as directors or on committees. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board.  During 2007, our directors served without compensation.

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

Furthermore, we have entered into indemnity and contribution agreements with each of our directors and executive officers, including member of our Executive Officer Committee. Under these indemnification agreements we have agreed to pay on behalf of the indemnitee, and his executors, administrators and heirs, any amount that he is or becomes legally obligated to pay because the

•                  indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request or

•                  indemnitee was involved in any threatened, pending or completed action, suit or proceeding by us or in our right to procure a judgment in our favor by reason that the indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request.

To be entitled to indemnification, indemnitee must have acted in good faith and in a manner that he reasonably believed to be in or not opposed to our best interests. In addition, no indemnification is required if the indemnitee is determined to be liable to us unless the court in which the legal proceeding was brought determines that the indemnitee was entitled to indemnification. The costs and expenses covered by these agreements include expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement, attorneys’ fees and disbursements, judgments, fines, penalties and expenses of enforcement of the indemnification rights.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of our common stock as of March 28, 2008 of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 11.  Executive Compensation”) and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares.  All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors.  For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options, warrants or conversion rights) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Common Stock Beneficial Ownership(1)
Name (and Address) of Beneficial Owner	Shares Owned of Record	Rights to Acquire	Total Shares	Ownership Percent(2)

Roy T. Oliver(3) 101 N. Robinson, Ste. 900 Oklahoma City, Oklahoma 73102	34,875,730	—	34,875,730	29.6%

Oliver Company Holdings, LLC(3) 101 N. Robinson, Ste. 900 Oklahoma City, Oklahoma 73102	34,875,730	—	34,875,730	29.6%

Lewis P. Zeidner(4) 5400 Union Terrace Lane North Plymouth, Minnesota 55442	17,340,000	—	17,340,000	14.7%

Stanton Nelson(4) 101 North Robinson, Suite 900 Oklahoma City, Oklahoma 73102	12,861,180	40,000	12,901,180	11.0%

Vahid Salalati(4) 415 Foxborough Ct. Norman, Oklahoma 73072	9,690,000	—	9,690,000	8.2%

Gregory S. Luster Trust(4)(5) 1400 Winding Ridge Road Edmond, Oklahoma 74034	9,690,000	—	9,690,000	8.2%

William R. Oliver 101 North Robinson, Suite 900 Oklahoma City, Oklahoma 73102	8,213,040	—	8,213,040	7.0%

SXJE, LLC and Sam Eyde(3) 2400 Byron Circle Lansing, Michigan 48912	5,123,576	1,700,000	6,823,576	5.7%

James Cox(4)	1,275,000	—	1,275,000	1.1%

John Simonelli(4)	1,000,000	40,000	1,040,000	0.9%

Rick D. Simpson(4)	142,857	—	142,857	0.1%

S. Edward Dakil, M.D.(4)	140,000	—	140,000	0.1%

Joseph Harroz, Jr.(4)	114,285	—	114,285	0.1%

Mark R. Kidd(4)	50,000	40,000	90,000	0.1%

Executive Officers and Directors as a group (ten individuals)(4)	52,303,322	120,000	52,423,322	44.4%

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

(2)	Rounded to the nearest one-tenth of one percent, based upon 117,701,997 shares of common stock outstanding.
(3)	Oliver Company Holdings, LLC is controlled by Roy T. Oliver and each is deemed the beneficial owner of the common stock shares.
(4)	The named person is an executive officer and/or a director.
(5)	Gregory S. Luster is the trustee of the Gregory S. Luster Trust and each is deemed the beneficial owner of the common stock shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2007 and 2006.  These transactions will continue in effect and may result in conflicts of interest between us and these individuals.  Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

Acquisition of SDC Holdings and ApothecaryRx.  On January 2, 2008, we completed our acquisition of SDC Holdings and ApothecaryRx by exchanging 102,000,000 shares of our common stock for the equity ownership interests in SDC Holdings and ApothecaryRx.  Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors, jointly and indirectly, controlled SDC Holdings and ApothecaryRx.  In exchange for their equity ownership interests in SDC Holdings and ApothecaryRx, Messrs. Oliver and Nelson received 33,875,730 and 12,861,180 common stock shares, respectively, that in the aggregate represents effective shareholder voting control.  Furthermore, Lewis P. Zeidner, Vahid Salalati, Greg Luster and James A. Cox, members of our Executive Officer Committee, exchanged their equity ownership interests in ApothecaryRx and SDC Holdings for 17,340,000, 9,690,000, 9,690,000 and 1,275,000 shares of our common stock, respectively.  In addition, W. Ransome Oliver, the son of Roy T. Oliver, exchanged his equity ownership interests in SDC Holdings and ApothecaryRx for 8,213,040 shares of our common stock.

Acquisition of Otter Creek Investments and Advanced Medical Enterprises.  On January 31, 2007, SDC Holdings acquired its sleep center operations by purchase of Otter Creek Investments, LLC, a limited liability company, and its wholly owned subsidiary Advanced Medical Enterprises, LP for $14,950,000.  The purchase price was funded with capital contributions of the equity interest owners of $2,990,000 and proceeds of a $11,960,000 loan from Arvest Bank (“Arvest Loan”).  In connection with this acquisition, SDC Holdings recorded goodwill of $13,407,354 that represented the purchase price in excess of the value of the assets of Otter Creek Investments.

The Arvest Loan requires quarterly interest only payments that began May 1, 2007 through February 1, 2008 at a variable rate based on a function of London Interbank Offering Rate (or LIBOR).  Required quarterly payments of principal in the amount of $291,635 begin May 1, 2008 and continue through February 1, 2014, plus accrued interest.  The principal amount of the Arvest Loan is amortized over 20 years with all principal and accrued interest becoming due on May 1, 2014.  This loan is secured by the assets of SDC Holdings, the guarantee of all SDC Subsidiaries and entities related by common ownership, and the ownership interests of SDC Holdings and is further secured by the guarantees of Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely, Roy T. Oliver and Stanton Nelson.

SXJE, LLC Loan Transactions.  In two separate lending transactions on August 5 and October 25, 2005, we issued a two-year promissory note each in the principal amount of $750,000 to SXJE, LLC (controlled by Sam Eyde) evidencing loans aggregating $1,500,000. The two notes are secured by all assets of our and our subsidiaries’ assets and bear interest at 8% per annum.  Upon consummation of a qualified financing by us, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) were to automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the qualified financing.  The maximum price or value of the common stock shares into which the note balance converts was limited to the equivalent of $1.10 per common stock share or not less than 1,636,364 shares. During 2005, we issued 10,726 shares of our common stock in payment of $10,833 accrued interest under the notes.  During 2006, we issued 272,956 shares of our common stock in payment of $116,167 accrued interest under the notes.  During 2007, we issued 389,894 shares of our common stock in payment of $152,000 in accrued interest under the notes.

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

In January 2008, pursuant to a Note Conversion and Prepayment Agreement dated November 7, 2007, SXJE to accept a principal payment of one of the $750,000 notes (plus accrued interest) and converted the other $750,000 note into 3,750,000 shares of our common stock.

Office Space Lease.  In December 2003, we entered into a 12-month unwritten lease with Corporate Tower, LLC which is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for occupancy of our offices in Oklahoma City.  Under this lease arrangement, we are required to pay rent of approximately $1,000 per month.  The costs of leasehold improvements of our office facilities was approximately $15,000 which we paid rather than Corporate Tower, LLC.

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

Director Independence

For purposes of determining whether a member of our Board of Directors qualifies as an “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of The Nasdaq Stock Market, Inc. marketplace rules.  Currently the only member of our Board of Directors that qualifies as an “independent director” are Joseph Harroz, Jr., Rick D. Simpson and S. Edward Dakil, M.D.

Item 14.  Principal Accountant Fees and Services

Fees for Independent Auditors

The audit reports of Murrell, Hall, McIntosh & Co., PLLP on our 2007 and 2006 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified, as to uncertainty, audit scope, or accounting principles.

There were no disagreements with Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Murrell, Hall, McIntosh & Co., PLLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Also, there was no occurrence of a reportable event under Item 304 of Regulation S-B respecting the years ended December 31, 2007, and 2006.

Audit Fees.  Total audit fees for 2007 and 2006 were $122,500 and $31,510, respectively.  The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-QSB and other public filings.

Audit-Related Fees.  There were no aggregate fees billed for audit-related services for the 2007 and 2006.

Tax Fees.  The aggregate fees billed for tax services for the years ended December 31, 2007 and 2006 were $8,593 and $10,564, respectively.  During the years ended December 31, 2007 and 2006, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees.  We were not billed for any other accounting services.

In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

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

For 2007, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.

Item 15.  Exhibits

(a)  Exhibits:

Exhibit No.	Description

3.1.1

Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.1.2

Registrant’s First Amendment to Certificate of Incorporation, incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

3.2

Registrant’s First Amendment to the Certificate of Incorporation, dated December 27, 2007 and filed with the Secretary of State of the State of Oklahoma on December 31, 2007, is incorporated by reference to the Schedule 14 Information Statement filed with the Commission on December 5, 2007.

3.3	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

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

10.27

Employment Agreement between Registrant, ApothecaryRx, LLC and Lewis P. Zeidner, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.28

Employment Agreement between Registrant, SDC Holdings, LLC and Vahid Salalati, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.29

Employment Agreement between Registrant, SDC Holdings, LLC and Greg Luster, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.30

Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

21	Subsidiaries of Registrant.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer and Controller of Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/STANTON NELSON
Stanton Nelson
Chief Executive Officer
Date: March 28, 2008
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/JOHN SIMONELLI	Chairman of the Board	March 28, 2008
John Simonelli

/S/STANTON NELSON	Chief Executive Officer and Director	March 28, 2008
Stanton Nelson

/S/RICK D. SIMPSON	Director	March 28, 2008
Rick D. Simpson

/S/S. EDWARD DAKIL, M.D.	Director	March 28, 2008
S. Edward Dakil, M.D.

/S/JOSEPH HARROZ, JR.	Director	March 28, 2008
Joseph Harroz, Jr.

GRAYMARK HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Graymark Healthcare, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007 and the period from inception (July 3, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2007 and the period from inception (July 3, 2006) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co., PLLP

March 28, 2008
Oklahoma City, Oklahoma

GRAYMARK HEALTHCARE, INC.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006
ASSETS

Cash and cash equivalents	$2,072,866	$805,220
Accounts receivable, net of allowance for doubtful accounts of $5,946,788 and $3,352, respectively	6,485,267	1,088,704
Inventories	4,238,670	1,032,596
Other current assets	133,791	8,525
Total current assets	12,930,594	2,935,045
Property and equipment, net	2,069,685	120,275
Deposit on acquisition	—	1,310,500
Intangible assets, net	5,609,326	1,365,603
Goodwill	20,247,905	3,163,159
Other assets	275,127	—
Total assets	$41,132,637	$8,894,582

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,423,324	$1,715,252
Accrued liabilities	2,474,404	516,101
Short-term debt	13,993,015	4,575,000
Current portion of long-term debt	2,394,512	949,093
Total current liabilities	23,285,255	7,755,446
Long-term debt, net of current portion	15,354,584	1,407,580
Total liabilities	38,639,839	9,163,026
Minority interests	629,916	—
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 110,952,001 and 102,000,000 issued and outstanding at December 31, 2007 and 2006, respectively	11,095	10,200
Paid-in capital	7,277,760	(9,200)
Accumulated deficit	(5,425,973)	(269,444)
Total shareholders’ equity	1,862,882	(268,444)
Total liabilities and shareholders’ equity	$41,132,637	$8,894,582

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Operations

For the Year Ended December 31, 2007 and the

Period from Inception (July 3, 2006) to December 31, 2006

	2007	2006

Revenues:
Product sales	$42,655,942	$6,834,657
Services	7,662,029	—
	50,317,971	6,834,657
Costs and Expenses:
Cost of sales	31,959,109	5,512,033
Cost of services	3,097,475	—
Selling, general and administrative	11,518,405	1,402,914
Impairment of goodwill	204,000	—
Depreciation and amortization	814,937	68,409
	47,593,926	6,983,356
Income (loss) from continuing operations	2,724,045	(148,699)
Other Income (Expense):
Interest expense	(1,788,897)	(120,745)
Net income (loss) before minority interests and provision for income taxes	935,148	(269,444)
Minority interests	(664,862)	—
Provision for income taxes	—	—
Net income (loss) from continuing operations	270,286	(269,444)
Loss from discontinued operations, net of income tax benefit of $ —	(5,426,815)	—
Net loss	$(5,156,529)	$(269,444)
Net earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$0.00	$(0.00)
Loss from discontinued operations	(0.05)	0.00
Net loss per share	$(0.05)	$(0.00)

Weighted average number of common shares outstanding	102,024,526	102,000,000

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Equity

For the Year Ended December 31, 2007 and the

Period from July 3, 2006 to December 31, 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, July 3, 2006	—	$—	$—	$—
Capital contribution	102,000,000	10,200	(9,200)	—
Net loss	—	—	—	(269,444)
Balance, December 31, 2006	102,000,000	10,200	(9,200)	(269,444)
Capital contribution	—	—	2,990,000	—
Common stock issued in connection with merger	8,952,001	895	4,296,960	—
Net loss	—	—	—	(5,156,529)
Balance, December 31, 2007	110,952,001	$11,095	$7,277,760	$(5,425,973)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007 and the

Period from July 3, 2006 to December 31, 2006

	2007	2006

Operating activities:
Net loss	$(5,156,529)	$(269,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	814,937	68,409
Impairment of goodwill	5,630,815	—
Minority interests	664,862	—
Changes in assets and liabilities –
Accounts receivable	(4,178,185)	(1,088,704)
Inventories	(857,035)	(26,952)
Other assets	(119,095)	(8,525)
Accounts payable	2,650,161	1,715,252
Accrued liabilities	1,789,768	516,101
Net cash provided by (used in) operating activities	1,239,699	906,137

Investing activities:
Cash received from acquisitions	999,739	500
Deposit on acquisition	1,310,500	(1,310,500)
Purchase of businesses	(22,696,727)	(3,224,344)
Purchase of property and equipment	(788,157)	(126,246)
Net cash used in investing activities	(21,174,645)	(4,660,590)

Financing activities:
Capital contributions	2,990,000	1,000
Debt proceeds	20,408,248	4,590,100
Debt payments	(1,645,090)	(31,427)
Loan origination costs	(30,055)	—
Distributions to minority interests	(520,511)	—
Net cash provided by financing activities	21,202,592	4,559,673

Net change in cash and cash equivalents	1,267,646	805,220

Cash and cash equivalents at beginning of period	805,220	—

Cash and cash equivalents at end of period	$2,072,866	$805,220

Noncash Investing and Financing Activities:
Common stock issued in merger	$4,297,855	$—
Seller-financing of acquisitions	$2,981,250	$2,373,000

Cash Paid for Interest and Income Taxes:
Interest expense	$1,147,603	$—
Income taxes	$—	$—

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

Note 1 – Nature of Business

Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma.  Prior to December 31, 2007, the Company was named Graymark Productions, Inc. and was an independent producer and distributor of film entertainment content.  On December 31, 2007, the Company completed a merger with ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisiton.”  For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities and historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the merger date.  Activities of Graymark Productions, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity.  Goodwill of $5,426,815 was recorded on the financial statements as of the merger date reflecting the fair market value of common stock issued and liabilities assumed in excess of the Company’s identifiable assets at the date of the merger.  In conjunction with the merger, the Company has suspended all operations related to its film production activities.  The Company will continue to actively distribute the motion picture projects that it has previously completed.

ApothecaryRx is organized in Oklahoma and began operations on July 3, 2006.  ApothecaryRx acquires and operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods.  As of December 31, 2007, ApothecaryRx operated stores in Colorado, Minnesota, Missouri and Oklahoma.  ApothecaryRx expects to expand its operations to additional states in the future, primarily in the central United States.  The results of operations of ApothecaryRx are included in the Company’s “Apothecary” operating segment.

SDC Holdings is organized in Oklahoma and began operations on February 1, 2007.  SDC Holdings provides diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic testing labs in Oklahoma and Texas..  SDC Holdings’s products and services are used primarily by patients with obstructive sleep apnea.  These labs provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested.  The majority of the sleep testing is to determine if a patient has obstructive sleep apnea.  Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea.  SDC Holdings’ sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure.  SDC Holdings sells CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined.  The CPAP equipment is a medical device and can only be dispensed with a physician prescription.  There are minority ownership interests in SDC Holdings’ testing facilities.  The minority owners are physicians in the geographical area being served by the diagnostic sleep testing facility.  The results of operations of SDC Holdings are included in the Company’s “SDC” operating segment.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings, collectively the accounting acquirer in the Graymark Acquisition.  The historical financial statements of ApothecaryRx and SDC Holdings have been adjusted for the effect of the recapitalization which took place at the time of the reverse merger.  Activity after December 31, 2007, will include the consolidated activities of the merged company.

Consolidation – The accompanying consolidated financial statements include the accounts of Graymark Healthcare, Inc. and its wholly owned, majority owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Changes –

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

SFAS 141(R) and SFAS 160 – In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS  160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS  160”).  SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  Management is assessing the impact SFAS 160 will have on the Company’s consolidated financial statements.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition –

Pharmacy product sales from the Company’s Apothecary operating segment are recorded at the time the customer takes possession of the merchandise.  Customer returns are immaterial and are recorded at the time merchandise is returned.

Sleep center services and product sales from the Company’s SDC operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers.  Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers.  The Company has established an allowance to account for sales adjustments that result from differences between the amount billed and the expected realizable amount.  Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures.  Revenues in the accompanying consolidated financial statements are reported net of such adjustments.

Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products and/or services are provided.  Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.  Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.

Included in accounts receivable are earned but unbilled receivables.  Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system.  Prior to the delivery of services or  equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable are recorded at net amounts expected to be paid by customers and third-party payers.  Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep labs awaiting assignment of new provider enrollment identification numbers.  In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

We perform analysis to evaluate the net realizable value of accounts receivable on a quarterly basis.  Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions.  Because of continuing changes in the health care industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.

During the year ended December 31, 2007, the Company’s revenue payer mix by operating segment was as follows:

	Apothecary	SDC

Medicaid / Medicare	43%	17%
Managed care organizations	44%	93%
Private-pay	13%	< 1%

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable – Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts of $5,946,778 and $3,352 as of December 31, 2007 and 2006, respectively.  The majority of our accounts receivable are due from Medicare, private insurance carriers and other third party payors, as well as from customers under co-insurance and deductible provisions.

The Company’s allowance for sales adjustments and uncollectible accounts is primarily attributable to the Company’s SDC operating segment.  Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements.  In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months.  The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payers and the expected realizable amounts.  The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.

Approximately 14% of the Company’s accounts receivable are from Medicare and Medicaid programs and another 72% are due from major insurance companies.  The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.

Inventories – Inventories are stated at the lower of cost or market and include the cost of products acquired for sale.  The Company accounts for inventories using the first in—first out method of accounting for substantially all of its inventories.  Independent physical inventory counts are taken on a regular basis in each retail pharmacy store.

Property and equipment – Property and equipment is stated as cost and depreciated using the straight line method to depreciate the cost of various classes of assets over their estimated useful lives.  At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations.  Fully depreciated assets are written off against accumulated depreciation.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life

Equipment	7 years
Software	7 years
Furniture and fixtures	7 years
Leasehold improvements	5 years or remaining lease period, whichever is shorter
Vehicles	3 years

Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Goodwill and other indefinitely — lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

Intangible assets other than goodwill which consist primarily of customer files and covenants not to compete are amortized over their estimated useful lives.  The remaining lives range from three to fifteen years.  The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Minority Interests – Minority interests in the results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of the various consolidated subsidiaries.  The minority interests in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less distributions made to these minority interest holders.

Advertising Costs – Advertising and sales promotion costs are expensed as incurred.  Advertising expense for 2007 and the period from July 3, 2006 to December 31, 2006 totaled $455,574 and $26,341, respectively.

Vendor Allowances – The Company has received advance discount payments from a vendor in amounts ranging from $150,000 to $300,000.  These discounts, totaling $1,850,000, were initially deferred and included in accrued liabilities on the accompanying consolidated balance sheet.  The deferred amounts are each being amortized to reduce the cost of sales over the sixty month life of each discount agreement on a straight line basis.  During 2007 and the period from July 3, 2006 to December 31, 2006, $421,667 and $30,000, respectively, of these discounts was amortized to reduce cost of sales.  The remaining allowance in accrued liabilities was $1,398,333 and $270,000 as of December 31, 2007 and 2006, respectively.

Store Acquisition Costs – New store acquisition costs are charged directly to expense when incurred.

Discontinued Operations – In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations.  As of December 31, 2007, the Company had film assets of approximately $207,000 which are included in other assets in the accompanying consolidated balance sheets.  The income and expense from the ongoing marketing and distribution of the current film assets will be accounted for as discontinued operations.

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

The Company uses a two-step process to evaluate of a tax positions.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Net loss per share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.  There were no differences between basic and diluted earnings per share for the periods presented.  At December 31, 2007 and 2006, all outstanding options and warrants were excluded from the computation of diluted loss per share as the effect of the assumed exercise was anti-dilutive.

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  The amount of cash deposits as of December 31, 2007 in excess of FDIC limits is approximately $650,000.

Fair value of financial instruments – The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items.

Stock options – The Company accounts for its stock option grants using the modified prospective method.  Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.

Note 3 – Acquisitions

On January 2, 2008, the Company consummated the Graymark Acquisition by and among the Company, ApothecaryRx and SDC Holdings.  Although the Graymark Acquisition was not consummated until January 2, 2008, the Company has elected to account for the Graymark Acquisition with an effective date of December 31, 2007 since the Company’s shareholders approved the Graymark Acquisition in December 2007 which in effect consummated the change in control.  As part of the Graymark Acquisition, the Company delivered 102,000,000 shares of its common stock to the former equity interest owners of ApothecaryRx and SDC Holdings.  Mr. Roy T. Oliver and Mr. Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock, respectively as a result of their direct and indirect equity interests in ApothecaryRx and SDC Holdings.  Mr. Nelson is the Company’s chief executive officer and serves as one of the Company’s directors.  Mr. Oliver is one of the Company’s greater than 10% shareholders.  Both are affiliates of the Company.

For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities and historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the merger date.  Activities of Graymark Productions, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity.  Goodwill of $5,426,815 was recorded on the financial statements as of the merger date reflecting the fair market value of Graymark Productions, Inc. in excess of its identifiable net tangible assets as of the date of the merger.

The aggregate purchase price of the former Graymark Productions, Inc., was determined to be $4,297,855 which was determined based on the fair market value of the 8,952,001 shares it had outstanding at the date of the merger.

The following table presents the purchase price allocation, to the assets acquired and liabilities assumed, based on fair market values:

Graymark Acquisition
Cash and cash equivalents	$603,101
Total current assets	603,101
Property and equipment	8,692
Goodwill	5,426,815
Other assets	206,659
Total assets acquired	6,245,267
Accrued liabilities	145,469
Short-term debt	1,500,000
Minority interests	301,943
Total liabilities assumed and minority interests	1,947,412
Net assets acquired	$4,297,855

During 2006 and 2007, the Company’s Apothecary operating segment made the following acquisitions:

Acquisition Date	Business Acquired	Purchase Price	Amount Financed by Seller

July 3, 2006	Ken’s Discount Pharmacy (“Ken’s”)	$2,881,000	$1,210,000
November 1, 2006	Hapeth Prescription Shop (“Hapeth”)	2,716,000	1,163,000
January 1, 2007	Cox Pharmacy (“Cox”)	2,450,500	1,140,000
March 1, 2007	Bolerjack Discount Drug (“Bolerjack”)	2,136,500	650,000
May 21, 2007	Corner Drug (“Corner”)	2,797,017	—
August 27, 2007	Barnes Pharmacy and Barbs Gifts (“Barnes”)	2,329,688	920,000
October 1, 2007	Wolfs Wayzata Pharmacy (“Wolfs”)	1,014,292	271,250

The results of operations from the businesses acquired have been included in the Company’s consolidated statement of operations prospectively from the date of acquisition.  Purchase accounting was used to account for all of these acquisitions.  Below is the purchase price allocation used to record each of these purchases:

	2006		2007
	Ken’s	Hapeth	Cox	Bolerjack	Corner	Barnes	Wolfs
Cash	$—	$500	$500	$500	$927	$1,100	$500
Accounts receivable	—	—	—	—	15,357	3,568	3,660
Inventory	681,392	324,252	550,000	511,000	558,228	494,679	235,132
Total current assets	681,392	324,752	550,500	511,500	574,512	499,347	239,292
Property and equipment	—	15,000	15,000	50,000	76,305	100,000	15,000
Goodwill	1,573,029	1,590,130	810,000	639,700	1,331,797	567,936	531,959
Intangible assets	626,971	786,070	1,075,000	935,300	814,403	1,162,385	228,041
Net assets acquired	$2,881,392	$2,715,952	$2,450,500	$2,136,500	$2,797,017	$2,329,668	$1,014,292

On January 31, 2007, the Company’s SDC operating segment acquired the member interests of Otter Creek Investments, LLC (“Otter Creek”) for $14,950,000.  The results of operations of Otter Creek from February 1, 2007 to December 31, 2007 have been included in the Company’s consolidated statement of operations.  Purchase accounting was used to account for the acquisition of Otter Creek.  Below is the purchase price allocation used to record this purchase:

Otter Creek
Cash and cash equivalents	$393,111
Accounts receivable	1,195,793
Prepaid expenses	34,275
Total current assets	1,623,179
Property and equipment	1,259,787
Goodwill	13,407,354
Intangible assets	480,000
Other assets	40,364
Total assets acquired	16,810,684
Accrued liabilities	80,976
Short-term debt	143,868
Long-term debt	1,452,218
Minority interests	183,622
Total liabilities assumed and minority interests	1,860,684
Net assets acquired	$14,950,000

The following unaudited pro forma combined results of operations have been prepared as if the acquisitions made by the Company during 2007 and 2006 had occurred on January 1, 2007 and 2006 respectively:

	2007	2006
Pro forma:
Net sales	$64,973,000	$18,554,000
Net loss	$(6,636,000)	$(561,000)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 4 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2007 and 2006:

	2007	2006
Equipment	$1,211,248	$104,220
Furniture and fixtures	586,528	37,025
Vehicles	58,913	—
Leasehold improvements	593,694	—
	2,450,383	141,245
Accumulated depreciation	(380,698)	(20,970)
	$2,069,685	$120,275

Note 5 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by operating segment during the period from July 3, 2006 to December 31, 2006 and the year ended December 31, 2007 were as follows:

	Apothecary	SDC	Discontinued Operations	Total
July 3, 2006	$—	$—	$—	$—
Business acquisitions	3,163,159	—	—	3,163,159
December 31, 2006	3,163,159	—	—	3,163,159
Business acquisitions	3,881,392	13,407,354	5,426,815	22,715,561
Goodwill impairment	—	(204,000)	(5,426,815)	(5,630,815)
December 31, 2007	$7,044,551	$13,203,354	$—	$20,247,905

As of December 31, 2007, the Company had $20.2 million of goodwill resulting from business acquisitions.  Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year.  Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.  The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

In 2007, the Company’s annual impairment tests resulted in a non-cash impairment charge of $5,426,815 and $204,000 related to write-downs of the goodwill attributable to the Graymark Acquisition and the Company’s SDC operating segment, respectively.  The impairment of goodwill related to the Graymark Acquisition was due to the discontinuance of the Company’s film production operations.  The impairment of goodwill related to the SDC operating segment was due to the financial performance of one of the Company’s sleep testing labs in Texas.  The Company’s evaluation of goodwill completed during 2006 resulted in no impairment losses.

Intangible assets as of December 31, 2007 and 2006 include the following:

	Useful	2007			2006
	Life (Years)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Apothecary:
Customer files	15	$4,612,550	$(255,423)	$4,357,127	$1,067,421	$(23,348)	$1,044,073
Covenants not to compete	3 – 5	1,015,620	(214,088)	801,532	345,620	(24,090)	321,530
SDC:
Customer relationships	15	480,000	(29,333)	450,667	—	—	—
Total		$6,108,170	$(498,844)	$5,609,326	$1,413,041	$(47,438)	$1,365,603

Amortization expense for the year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006 were $451,406 and $47,438, respectively.  Amortization expense for the next five years related to theses intangible assets is expected to be as follows:

2008	$574,583
2009	541,858
2010	496,043
2011	485,043
2012	365,560

Note 6 – Borrowings

The Company’s borrowings by operating segment as of December 31, 2007 and 2006 are as follows:

	Rate (1)	Maturity Date	2007	2006
Apothecary:
$20 million bank line of credit	6.5%	June 2008	$11,905,000	$4,575,000
Seller financing	6.0 – 7.25%	July 2009 – April 2011	3,385,241	2,042,480
Non-compete agreements	0.0 – 7.65%	Dec. 2009 – Nov. 2012	784,235	314,193
			16,074,476	6,931,673
SDC:
Senior bank debt	6.72%	Feb. 2014	11,960,000	—
Notes payable	6.72%	Feb. 2012 – April 2012	862,971	—
$1 million bank line of credit	6.72%	Jan. 2008	438,386	—
Sleep center working capital notes payable	7.25 – 8.25%	Dec. 2009 – Sept. 2012	728,552	—
Short-term equipment leases	—	Dec. 2008	149,629	—
Note payable on vehicle	2.9%	Nov. 2012	28,097	—
			14,167,635	—
Discontinued Operations:
Convertible notes payable	12%	Jan. 2008	1,500,000	—
Total borrowings			31,742,111	6,931,673
Less:
Short-term debt			(13,993,015)	(4,575,000)
Current portion of long-term debt			(2,394,512)	(949,093)
Long-term debt			$15,354,584	$1,407,580

(1) Effective rate as of December 31, 2007

The Company’s Apothecary operating segment has a bank line of credit for $20 million.  The amount owed at December 31, 2007, bears interest at 0.75% below the prime rate as published in the Wall Street Journal.  The line of credit is collateralized by substantially all of ApothecaryRx’s assets and is personally guaranteed by various individual shareholders of the Company.

As part of its acquisitions of retail pharmacies, ApothecaryRx regularly enters into promissory notes with the sellers.  These notes bear interest at fixed rates.  In addition, the Company enters into non-compete agreements with the sellers which include holding back a portion of the purchase price at fixed rates of interest.  The Company is required to make varying periodic payments of principal and interest under the seller financing and non-compete agreements.

As part of its acquisition of Otter Creek, SDC Holdings entered into a note payable to a bank for $11,960,000.  The note bears interest at a variable rate based on a function of LIBOR.  The Company is required to make quarterly payments of interest through February 2008.  The Company will be required to make quarterly payments of principal and interest in the amount of $291,635 from May 2008 to February 2014.  This note is secured by all assets of SDC Holdings and is personally guaranteed by various individual shareholders of the Company.

Through one of its consolidated subsidiaries, SDC Holdings entered into two notes payable with a bank.  The amount owed at December 31, 2007 of $862,971 bears interest at a variable rate based on a function of LIBOR.  The Company is required to make quarterly payments of principal and interest totaling $59,949.  The notes mature on February 1, 2012 and April 1, 2012 and are personally guaranteed by various individual shareholders of the Company.

SDC Holdings has a bank line of credit for $1 million.  The amount owed at December 31, 2007, bears interest at the rate of the published 30-day LIBOR rate plus 2.0%.  The line of credit is collateralized by substantially all of SDC Holdings’s assets and is personally guaranteed by various individual shareholders of the Company.

SDC Holdings has entered into various notes payable to banks to supplement the working capital needs of its individual sleep centers.  The total amount owed under these notes at December 31, 2007 of $728,552 bears interest at variable rates ranging from 0.0% to 1.0% above the prime rate as published in the Wall Street Journal.  The Company is required to make monthly payments of principal and interest totaling $25,968.  The notes mature on varying dates from December 2, 2009 to September 1, 2012 and are personally guaranteed by the minority interest investors of the respective sleep centers.

SDC Holdings has entered into a short-term credit facility with a financial services company to lease for twelve months or less the CPAP equipment sold to customers.

In conjunction with the Graymark Acquisition, the Company assumed two promissory notes (the “Convertible Notes”) in the principal amount of $750,000, respectively; $1,500,000 in total.  The Convertible Notes are secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries.  The Convertible Notes bear interest at the rate of 12% per annum and are due on January 31, 2008.  Interest due on the Notes is payable quarterly and can be paid in cash or shares of Company stock.

During January 2008, in conjunction with the closing of the Company’s private placement of common stock, the Company paid-off one of the notes for $750,000 in cash and exchanged the remaining note for 3,750,000 shares of the Company’s common stock.  In connection with the exchange of shares, the Company issued common stock purchase warrants exercisable for the purchase of 562,500 common stock shares for $0.22 each.

At December 31, 2007, future maturities of long-term debt were as follows:

2008	$2,394,512
2009	2,683,136
2010	1,502,319
2011	1,068,432
2012	728,322
Thereafter	9,372,375

Note 7 – Operating Leases

The Company leases all of the real property used in its business for office space, retail pharmacy locations and sleep testing facilities under operating lease agreements.  Rent is expensed as paid consistent with the terms of each lease agreement over the term of each lease.  In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s minimum rental expense for operating leases in 2007 and the period from July 3, 2006 to December 31, 2006 was $701,901 and $15,741, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2007:

2008	$977,124
2009	939,277
2010	759,094
2011	550,554
2012	199,910
Thereafter	188,472

Note 8 – Income Taxes

During the year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006, the taxable income and expenses of ApothecaryRx and SDC Holdings (collectively, the reporting entity for financial reporting purposes) flowed through and was reported at the member level.

The income tax provision for the year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006 consists of:

	2007	2006
Current provision	$—	$—
Deferred provision (benefit)	(684,000)	—
Change in beginning of year valuation allowance	684,000	—

Total	$—	$—

Deferred income tax assets and liabilities as of December 31, 2007 and 2006 are comprised of:

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$811,000	$—
Valuation allowance	(684,000)	—
Total deferred tax asset	127,000	—
Deferred income tax liabilities:
Depreciation	102,000	—
Film costs	25,000	—
Total deferred tax liability	127,000	—
Deferred tax liability, net	$—	$—

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2007	2006

Federal statutory rate	(34)%	—%
State tax rate	(4)%	—%
Valuation allowance	38%	—%
Effective income tax rate	—%	—%

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $2,400,000, expiring at various dates through 2018.  Due to the ownership change resulting from the Graymark Acquisition, the Company’s net operating loss carryforwards will be subject to an annual limitation of approximately $220,000.

Note 9 – Capital Structure

On December 31, 2007, pursuant to its Amended Certificate of Incorporation, the Company increased its total number of authorized shares of capital stock from 100,000,000 to 500,000,000 shares.  The 500,000,000 shares of Common Stock have a $.0001 par value per share (the “Common Stock”); the Company also has authorized 10,000,000 shares of preferred stock, $.0001 par value per share (the “Preferred Stock”).

Note 10 – Stock Options and Warrants

The Company has adopted two stock option plans, the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).  The Employee Plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees, including employees who also serve as a Company director.  The number of shares of common stock authorized and reserved under the Employee Plan is 300,000.  The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option.

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

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2005	—	$—
Granted - warrants	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	—	—
Assumed in Graymark Acquisition	5,323,250	1.43
Granted - options	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2007	5,323,250	$1.43

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/07	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/07	Average Exercise Price

$0.00 to $1.00	1,660,000	3.3	$0.52	1,660,000	$0.52
$1.01 to $2.00	3,663,250	0.9	1.84	3,663,250	1.84
Total	5,323,250			5,323,250

Note 11 – Segment Information

The Company operates in two reportable business segments:  Apothecary and SDC.  The Apothecary operating segment operates retail pharmacy stores throughout the central United States.  The SDC operating segment operates sleep diagnostic testing labs in Oklahoma and Texas.  The Company’s film production and distribution activities are included discontinued operations.  The Company’s remaining operations which primarily involve administrative activities associated with operating as a public company are identified as “Other.”

During the period from July 3, 2006 to December 31, 2006, the Company’s only operating business segment was Apothecary.  Reportable business segment information for the year ended December 31, 2007 follows:

	Apothecary	SDC	Discontinued Operations	Other	Total
Sales to external customers	$40,764,741	$9,553,230	$—	$—	$50,317,971
Segment operating profit (loss)	721,549	1,998,394	(5,426,815)	—	(2,702,770)
Depreciation and amortization	501,063	313,874	—	—	814,937
Interest expense, net	853,023	935,874	—	—	1,788,897
Minority interests in earnings	—	664,862	—	—	664,862
Segment assets	21,583,680	18,730,505	335,507	482,945	41,132,637
Capital expenditures	328,929	459,228	—	—	788,157

Note 12 – Related Party Transactions

During the year ended December 31, 2007, the Company paid consulting fees of approximately $17,000 to a company that is controlled by one of our directors.

Note 13 – Subsequent Events

In January 2008, the Company concluded a private placement of common stock and issued 2,999,996 shares of common stock.  The net proceeds of the private placement offering were$938,500 ($0.31 per share) after deduction of $111,500 in offering costs.  In conjunction with the private placement, the Company issued common stock purchase warrants exercisable for the purchase of 450,000 common stock shares for $0.385 each.

In January 2008, the Company executed an asset purchase agreement to acquire certain assets, including inventory, of Rambo Pharmacy for $2,558,564.  The terms of the acquisition included seller provided financing in the amount of $1,020,215.

On March 13, 2008, the Company’s board of directors approved a reverse split of the Company’s common stock at a ratio of 1 for 5 shares.  The effective date of the reverse split was set as April 11, 2008.  The effect of the reverse split will reduce the Company’s outstanding common stock shares from 117,701,997 to 23,540,399 shares.

Note 14 – Earnings (Loss) per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding.  The dilutive effect of potential common shares outstanding is included in diluted earnings per share.  The computation of basic net earnings (loss) per share and diluted net earnings (loss) per share for the year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006 is as follows:

	2007	2006

Net earnings (loss) from continuing operations	$270,286	$(269,444)
Basic weighted-average common shares	102,024,526	102,000,000
Effect of dilutive securities:
Common shares on convertible notes payable	—	—
Stock options and warrants	—	—
Diluted potential common shares	102,024,526	102,000,000
Net earnings (loss) per share from continuing operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Net earnings (loss) from discontinued operations	$(5,426,815)	$—
Basic weighted-average common shares	102,024,526	102,000,000
Effect of dilutive securities:
Common shares on convertible notes payable	—	—
Stock options and warrants	—	—
Diluted potential common shares	102,024,526	102,000,000
Net earnings (loss) per share from discontinued operations:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

The dilutive potential common shares on options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value.  The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.  Interest savings from conversion of notes payable is added back to net income from continuing operations when applying the treasury stock method to convertible notes payable.

The following securities were not included in the computation of diluted earnings per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2007	2006
Common shares on convertible notes payable	3,750,000	3,750,000
Stock options and warrants	5,323,250	5,323,250