Form 10-Q
period 2008-03-31
Graymark Healthcare, Inc.
filed 2008-05-06
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2008, 23,540,399 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties.  Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves”  refer collectively to Graymark Healthcare, Inc. and its subsidiaries, including SDC Holdings LLC and ApothecaryRx LLC, and their executive officers and directors.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Graymark Healthcare, Inc. Consolidated Condensed Financial Statements

The consolidated condensed financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  The Consolidated Condensed Balance Sheets as of March 31, 2008 and December 31, 2007, the Consolidated Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.

In the opinion management, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods.  Because of the influence of seasonal and other factors on our operations, net earnings for any interim period may not be comparable to the same interim period in previous years, nor necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$2,094,002	$2,072,866
Accounts receivable, net of allowance for sales adjustments and doubtful accounts of $6,104,923 and $5,946,788, respectively	8,420,600	6,485,267
Inventories	5,910,147	4,238,670
Other current assets	255,550	133,791
Total current assets	16,680,299	12,930,594
Property and equipment, net	2,158,288	2,069,685
Intangible assets, net	7,692,444	5,609,326
Goodwill	22,331,732	20,247,905
Other assets	184,297	275,127
Total assets	$49,047,060	$41,132,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,068,905	$4,423,324
Accrued liabilities	2,597,914	2,474,404
Short-term debt	18,009,988	13,993,015
Current portion of long-term debt	3,156,645	2,394,512
Total current liabilities	27,833,452	23,285,255
Long-term debt, net of current portion	16,396,680	15,354,584
Total liabilities	44,230,132	38,639,839
Minority interests	880,091	629,916
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 23,540,399 and 22,190,400 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,354	2,219
Paid-in capital	8,975,001	7,286,636
Accumulated deficit	(5,040,518)	(5,425,973)
Total shareholders’ equity	3,936,837	1,862,882
Total liabilities and shareholders’ equity	$49,047,060	$41,132,637

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Revenues:
Product sales	$16,515,894	$7,316,644
Services	2,527,431	1,185,581
	19,043,325	8,502,225

Costs and Expenses:
Cost of sales	12,302,924	5,474,401
Cost of services	971,712	398,768
Selling, general and administrative	4,105,226	1,986,505
Depreciation and amortization	306,987	129,038
	17,686,849	7,988,712

Income from continuing operations	1,356,476	513,513
Other Income (Expense):
Interest expense, net	(527,179)	(300,675)
Net income before minority interests and provision for income taxes	829,297	212,838
Minority interests	(364,885)	(146,646)
Net income before provision for income taxes	464,412	66,192
Provision for income taxes	(100,477)	—
Net income from continuing operations	363,935	66,192
Income from discontinued operations	21,520	—
Net income	$385,455	66,192
Net earnings per common share (basic and diluted):
Net income from continuing operations	$0.02	$0.00
Income from discontinued operations	0.00	0.00
Net earnings per share	$0.02	$0.00
Average common shares outstanding	23,375,399	20,400,000
Dilutive effect of stock warrants	202,500	—
Average common shares outstanding assuming dilution	23,577,899	20,400,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Operating activities:
Net income	$385,455	$66,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	306,987	129,038
Minority interests	364,885	146,646
Changes in assets and liabilities – Accounts receivable	(1,923,268)	(941,489)
Inventories	(364,462)	(176,541)
Other assets	(30,929)	(47,480)
Accounts payable	(354,419)	551,265
Accrued liabilities	123,510	942,246
Net cash provided by (used in) operating activities	(1,492,241)	669,877
Investing activities:
Cash received from acquisitions	1,000	394,111
Deposit on acquisition	—	1,310,500
Purchase of businesses	(3,570,966)	(16,938,870)
Purchase of property and equipment	(169,617)	(218,925)
Net cash used in investing activities	(3,739,583)	(15,453,184)
Financing activities:
Issuance of common stock	938,500	—
Capital contributions	—	2,990,000
Debt proceeds	5,799,954	12,784,085
Debt payments	(1,369,451)	(85,019)
Loan origination costs	(1,333)	(25,000)
Distributions to minority interests	(114,710)	(86,102)
Net cash provided by financing activities	5,252,960	15,577,964
Net change in cash and cash equivalents	21,136	794,657
Cash and cash equivalents at beginning of period	2,072,866	805,220
Cash and cash equivalents at end of period	$2,094,002	$1,599,877
Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$2,140,698	$1,780,000
Common stock issued to distinguish convertible debt	$750,000	$—
Cash Paid for Interest and Income Taxes:
Interest expense	$502,926	$124,140
Income taxes	$—	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Three Months Ended March 31, 2008 and 2007

Note 1 – Nature of Business

Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma.  Prior to December 31, 2007, the Company was named Graymark Productions, Inc. and was an independent producer and distributor of film entertainment content.  On December 31, 2007, the Company completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisiton.”  For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities and historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the date of the Graymark Acquisitioin.  Activities of Graymark Productions, Inc. prior to the acquisition date are no longer reflected in the historical financial statements as Graymark Production was considered to be the acquired entity.  In conjunction with the Graymark Acquisition, the Company suspended all operations related to its film production activities.  The Company will continue to actively distribute the motion picture projects that it previously completed.

Note 2 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s 2007 Form 10-K.

Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008.  The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.  The December 31, 2007 consolidated condensed balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition –

Pharmacy product sales from the Company’s ApothecaryRx operating segment are recorded at the time the customer takes possession of the merchandise.  Customer returns are immaterial and are recorded at the time merchandise is returned.

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

Accounts receivable – Accounts receivable are reported net of allowances for sales adjustments and uncollectible accounts of $6,104,923 and $5,946,788 as of March 31, 2008 and December 31, 2007, respectively.  The majority of our accounts receivable are due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.

The Company’s allowance for sales adjustments and uncollectible accounts is primarily attributable to the Company’s SDC operating segment.  Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements.  In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months.  The Company has established an allowance to account for sales adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts.  The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.

Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

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

Discontinued Operations – In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations.  As of March 31, 2008, the Company had film assets of approximately $115,000 which are included in other assets in the accompanying consolidated balance sheets.  The income and expense from the ongoing marketing and distribution of the current film assets will be accounted for as discontinued operations.

Note 3 – Acquisitions

During three months ended March 31 2008, the Company’s ApothecaryRx operating segment made the following acquisitions:

Acquisition Date	Business Acquired	Purchase Price	Amount Financed by Seller

January 12, 2008	Rambo Drug (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,385,381	267,415
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	753,624

The results of operations from the businesses acquired have been included in the Company’s consolidated condensed statements of operations prospectively from the date of acquisition.  Purchase accounting was used to account for all of these acquisitions.  Below is the purchase price allocation used to record each of these purchases:

	Rambo	Thrifty	Newt’s	Professional

Cash	$1,000	$—	$—	$—
Accounts receivable	7,027	—	3,626	1,412
Inventory	350,537	161,950	395,546	398,982

Total current assets	358,564	161,950	399,172	400,394

Property and equipment	33,683	—	7,500	5,000
Intangible assets	973,990	662,960	462,209	162,415
Goodwill	1,192,327	—	516,500	375,000

Net assets acquired	$2,558,564	$824,910	$1,385,381	$942,809

The following unaudited pro forma combined results of operations for the three months ended March 31, 2008 have been prepared as if the acquisitions made by the Company during 2008 had occurred on January 1, 2008:

2008
Pro forma:
Net sales	$20,918,000

Net income	$500,000

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 4 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2008 were as follows:

	Apothecary	SDC	Total

December 31, 2007	$7,044,551	$13,203,354	$20,247,905

Business acquisitions	2,083,827	—	2,083,827

March 31, 2008	$9,128,378	$13,203,354	$22,331,732

As of March 31, 2008, the Company had $22.3 million of goodwill resulting from business acquisitions.  Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year.  Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value.  The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Intangible assets as of March 31, 2008 include the following:

	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net

Apothecary:
Customer files	15	$6,520,500	$(354,017)	$6,166,483
Covenants not to compete	3 – 5	1,369,244	(285,950)	1,083,294
SDC:
Customer relationships	15	480,000	(37,333)	442,667

Total		$8,369,744	$(677,300)	$7,692,444

Note 5 – Borrowings

The Company’s borrowings by operating segment as of March 31, 2008 are as follows:

	Rate (1)	Maturity Date	2008

Apothecary:
$20 million bank line of credit	4.5%	June 2008	$17,297,000
Seller financing	6.0 – 7.25%	July 2009 – April 2011	4,731,347
Non-compete agreements	0.0 – 7.65%	Dec. 2009 – Nov. 2012	1,191,556

			23,219,903

	Rate (1)	Maturity Date	2008
SDC:
Senior bank debt	5.14%	Feb. 2014	11,960,000
Notes payable	6.69%	Feb. 2012	813,245
$1 million bank line of credit	4.71%	Jan. 2009	603,278
Sleep center working capital notes payable	5.25 – 8.25%	Dec. 2009 – Sept. 2012	801,178
Short-term equipment leases	—	Feb. 2009	109,710
Note payable on vehicle	2.9%	Nov. 2012	55,999

			14,343,410

Total borrowings			37,563,313
Less:
Short-term debt			(18,009,988)
Current portion of long-term debt			(3,156,645)

Long-term debt			$16,396,680

(1) Effective rate as of March 31, 2008

Note 6 – Income Taxes

Prior to December 31, 2007, the taxable income and expenses of ApothecaryRx and SDC Holdings (collectively, the reporting entity for financial reporting purposes) flowed through and was reported at the member level.

Note 7 – Capital Structure

On January 11, 2008, the Company concluded a private placement of common stock and issued 599,999 shares of common stock (2,999,996 shares before effect of reverse stock split – see Note 10).  The net proceeds of the private placement offering were $938,500 ($1.56 per share) after deduction of $111,500 in offering costs.  In conjunction with the private placement, the Company issued common stock purchase warrants exercisable for the purchase of 90,000 common stock shares for $1.93 each.

During January 2008, in conjunction with the closing of the Company’s private placement of common stock, the Company paid-off one of its convertible notes for $750,000 in cash and exchanged the remaining convertible note for 750,000 shares of the Company’s common stock (3,750,000 shares before effect of reverse stock split – see Note 10).  In connection with the exchange of shares, the Company issued common stock purchase warrants exercisable for the purchase of 112,500 common stock shares for $1.10 each.

Note 8 – Stock Options and Warrants

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price

Outstanding at December 31, 2007	1,064,650	$7.15
Granted - warrants	202,500	1.45
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	1,267,150	$6.25

Note 9 – Segment Information

The Company operates in two reportable business segments:  ApothecarRx and SDC.  The Apothecary operating segment operates retail pharmacy stores throughout the central United States.  The SDC operating segment operates sleep diagnostic testing labs in Oklahoma and Texas.  The Company’s film production and distribution activities are included discontinued operations.  The Company’s remaining operations which primarily involve administrative activities associated with operating as a public company are identified as “Other.”

Reportable business segment information follows:

	Three Months Ending March 31,
	2008	2007

Sales to external customers:
Apothecary	$15,880,702	$7,041,879
SDC	3,162,623	1,460,346

Total	$19,043,325	$8,502,225

Segment operating profit (loss):
Apothecary	$56,315	$69,104
SDC	481,750	(2,912)
Discontinued operations	21,520	—
Other	(174,130)	—

Total	$385,455	$66,192

	March 31, 2008	December 31, 2007
Segment assets:
Apothecary	$28,501,350	$21,583,680
SDC	19,843,052	18,730,505
Discontinued operations	228,291	335,507
Other	474,367	482,945

Total	$49,047,060	$41,132,637

Note 10 – Reverse Stock Split

On March 13, 2008, the Company’s board of directors approved a reverse split of the Company’s common stock at a ratio of 1 for 5 shares.  The effective date of the reverse split was April 11, 2008.  The effect of the reverse split was a  reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares.  All references to shares in the consolidated condensed financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse split retroactively.  Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.

Note 11 – Subsequent Events

On April 23, 2008, the Company’s board of directors granted options to the Company’s board of directors and certain Company officers for the purchase of 90,000 shares of the Company’s common stock at a price of $3.75.  The options expire in April 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Graymark Healthcare, Inc. (“Graymark”) is organized in Oklahoma.  Prior to December 31, 2007, we were named Graymark Productions, Inc. and an independent producer and distributor of film entertainment content.  On January 2, 2008, we completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.”  For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx and SDC Holdings and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition.  The activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements as it was considered to be the acquired entity.  Goodwill of $5,426,815 was recorded as a result of the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the Graymark Acquisition.  In conjunction with the Graymark Acquisition, all motion picture production operations were discontinued.  We will continue actively to distribute the motion pictures produced by Graymark.

On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of 1 for 5 shares.  The effective date of the reverse split was set as April 11, 2008.  The effect of the reverse split was a  reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares.

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

Apothecary Operating Segment

As of March 31, 2008, we owned and operated 14 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma.  We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement.  Our acquired pharmacies have successfully maintained market share due to the convenient  proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries.  Our acquired and target acquisition stores are in mid-size, economically-stable communities.  We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community.  Following acquisition, we maintain the historic store name and key staff personnel.

In our Apothecary operating segment, we derive our revenue primarily from the retail sale of prescription drugs, non-prescription over-the-counter drugs and health related products.  We are unlike traditional full-line retail pharmacies in that most of our stores offer a very limited amount of what is known as “front-end merchandise” (that is, cosmetics, gift and sundry items and photographic development services).  Two of our 14 pharmacies provide pharmaceutical compounded prescriptions.  Compounded pharmaceuticals are physician prescribed and are specifically mixed and blended from bulk chemicals for patients’ treatment; generally for conditions that the attending physician deems are not effectively treated by manufactured pharmaceuticals available in standard formats or dosages or to which the patient has some form of sensitivity.  Our pharmacies are generally located within or closely adjacent to hospitals and major medical complexes, and cater to patients of those healthcare providers.  Other than some compounded prescriptions, our pharmacy services do not typically include intravenous infusion and injectable medications that are offered by hospital or home infusion pharmacies.

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

SDC Operating Segment

As of March 31, 2008, we operated 10 sleep diagnosis centers in Oklahoma and Texas and had under development two sleep diagnosis centers in Texas.  Each sleep center located in Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership.  The limited liability companies and some of the limited partnerships are not wholly-owned by us.  We are the manager of each limited liability company and the general partner of each limited partnership.

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

Mergers and Acquisitions

On January 2, 2008, the Graymark Acquisition was completed.  Although the Graymark

Acquisition was completed on January 2, 2008, we have accounted for the Graymark Acquisition as though it occurred on December 31, 2007 because our shareholders approved the Graymark Acquisition in December 2007 and effectively consummated the associate change in control.  As part of the Graymark Acquisition, we delivered 102,000,000 shares of our common stock to the former equity interest owners of ApothecaryRx and SDC Holdings.  Roy T. Oliver and Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock, respectively, as a result of their direct and indirect equity ownership interests in ApothecaryRx and SDC Holdings.  Prior to the Graymark Acquisition, Mr. Nelson served on our Board of Directors and Mr. Oliver was one of our greater than 10% shareholders.

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

During the three months ended March 31, 2008, our Apothecary operating segment completed the following acquisitions:

Acquisition Date	Business Acquired	Purchase Price	Amount Financed by Seller

January 12, 2008	Rambo Pharmacy (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,385,381	267,415
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	753,624

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

In evaluating whether goodwill is impaired, we compare the fair value of the operating unit to which the goodwill is assigned to the operating unit’s carrying amount, including goodwill.  The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies’ data.  If the carrying amount of the operating unit (i.e., pharmacy or sleep center lab) exceeds its fair value, then the amount of the impairment loss must be measured.  The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount.  In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values.  The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill.  An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2008.  We operate in two reportable business segments:  Apothecary and SDC.  The Apothecary operating segment includes the operations of our retail pharmacy stores.  The SDC operating segment includes the operations from our sleep diagnostic testing labs and related equipment sales.  Our film production and distribution activities are included as discontinued operations.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

Consolidated Totals

	For the Three Months Ended March 31,
	2008	2007

Net revenues	$19,043,325	$8,502,225
Cost of sales and services	13,274,636	5,873,169
Operating expenses	4,412,213	2,115,543
Operating income	1,356,476	513,513
Interest expense, net	527,179	300,675
Net income before minority interests and provision for income taxes	829,297	212,838
Minority interests	(364,885)	(146,646)
Provision for income taxes	(100,477)	—
Net income from continuing operations	363,935	66,192
Income from discontinued operations	21,520	—
Net income	$385,455	$66,192

Net revenues increased $10.5 million during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in net revenues was primarily due to

•                  the six acquisitions made by our Apothecary operating segment during the nine months ended December 31, 2007 and the three months ended March 31, 2008 which resulted in an increase in revenue of $8.9 million,

•                  the acquisition made by our SDC operating segment on January 31, 2007 which resulted in an increase of revenue of $1.0 million related to three months of operations in 2008 versus two months in the 1st quarter of 2007 and

•                  an increase in revenue of $0.7 million due to additional sleep studies performed by our SDC operating segment.  See the Segment Analysis, below,  for additional information.

Cost of sales and services increased $7.4 million during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in cost of sales and services was primarily due to

•                  the six acquisitions made by our Apothecary operating segment during the nine months ended

December 31, 2007 and the three months ended March 31, 2008 which resulted in an increase in cost of sales and services of $6.8 million,

•                  the acquisition made by our SDC operating segment on January 31, 2007 which resulted in an increase of cost of sales and services of $0.3 million related to three months of operations in 2008 versus two months in the 1st quarter of 2007 and

•                  an increase in costs of sales and services of $0.3 million due to additional sleep studies performed by our SDC operating segment.  See the Segment Analysis, below,  for additional information.

Operating expenses increased $2.3 million during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in operating expenses is primarily due to the acquisitions made by our Apothecary and SDC operating segments which resulted in an increase in operating expenses of $1.5 million and $0.4 million, respectively.  Included in the consolidated operating expenses is approximately $200,000 of overhead incurred at the Graymark level which includes the costs of being a public company.  See the Segment Analysis, below,  for additional information.

Net interest expense increased approximately $227,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in net interest expense is primarily due to the increase in borrowings resulting from the acquisitions made by our Apothecary and SDC operating segments.

Minority interests increased approximately $250,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  The minority interests are the equity ownership interests in our SDC subsidiaries that we do not wholly own.  The increase in minority interests was primarily due to the increased net income of those ours SDC subsidiaries attributable to the equity ownership interests we do not own.

Provision for income taxes was $100,477 during the three months ended March 31, 2008.  During the three months ended March 31, 2007, we were classified as a partnership for federal and state income tax purposes and were not subject to income tax.

Income from discontinued operations were approximately $22,000 during the three months ended March 31, 2008 and represent the net income from our film operations which were discontinued on January 1, 2008.

Apothecary Operating Segment

	For the Three Months Ended March 31,
	2008	2007

Net revenues	$15,880,702	$7,041,879
Cost of sales	12,190,627	5,443,571
Operating expenses	3,332,421	1,388,439
Operating income	357,654	209,869
Interest expense, net	285,791	140,765
Net income before provision for income taxes	$71,863	$69,104

Net revenues increased $8.8 million during the three months ended March 31, 2008 compared with the first three months of 2007.  During the three months ended March 31, 2008, we operated 12 pharmacy locations until February 29, 2008 when we acquired the customer files from another pharmacy which were incorporated into our existing facilities and until March 26, 2008 when we acquired two pharmacy locations for a total of 14 locations.  During the three months ended March 31, 2007, we operated five pharmacy locations.  The increase in our pharmacy locations resulted in an increase in net revenues of $8.9 million.  Revenues during the three months ended March 31, 2008 from existing (or same store) pharmacy locations decreased $0.1 million compared with the 1st quarter of 2007.

Cost of sales increased $6.7 million during the three months ended March 31, 2008 compared with the first three months of 2007.  This increase was primarily due to the increase in pharmacy locations operated in 2008.  Cost of sales as a percentage of net revenues was 77% during each of the three months ended March 31, 2008 and 2007.

Operating expenses increased $1.9 million during the three months ended March 31, 2008 compared with the first three months of 2007.  This increase was primarily due to

•                  approximately $1.5 million in additional expenses associated with new pharmacy locations,

•                  $0.1 million in increased costs at existing (or same store) locations and

•                  $0.3 million in increased operational overhead.

Net interest expense increased approximately $145,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in net interest expenses was primarily due to the increase in borrowings resulting from acquisitions.  Total borrowings for our Apothecary operating segment were approximately $23.2 million and $10.0 million at March 31, 2008 and 2007, respectively.

SDC Operating Segment

	For the Three Months Ended March 31,
	2008	2007

Net revenues	$3,162,623	$1,460,346
Cost of sales and services	1,084,009	429,598
Operating expenses	858,658	727,103
Operating income	1,219,956	303,645
Interest expense, net	240,317	159,910
Net income before minority interests and provision for income taxes	979,639	143,735
Minority interests	364,885	146,646
Net income (loss) before provision for income taxes	$614,754	$(2,911)

Net revenues increased $1.7 million during the three months ended March 31, 2008 compared with the first three months of 2007.  This increase was primarily due to

•                  the acquisition of our sleep operations on January 31, 2007 which resulted in only two months of operations during the first three months of 2007 compared with three months of operations ended March 31, 2008 which resulted in an increase in net revenues of approximately $1.0 million and

•                  an increase in the number of sleep studies performed in February and March 2008 compared with the same period in 2007 that consequently resulted in an increase in net revenues of approximately $0.7 million.

Cost of sales and services increased approximately $654,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  This increase was primarily due to

•                  the acquisition of our sleep operations on January 31, 2007 which resulted in only two months of operations during the first three months of 2007 compared with three months of operations ended

March 31, 2008 that accordingly resulted in an increase in cost of sales and services of approximately $343,000 and

•                  an increase in the number of sleep studies performed in February and March 2008 compared with the same period in 2007 which resulted in an increase in cost of sales and services of approximately $311,000.

Cost of sales and services as a percent of net revenues was 34% and 29% during the three months ended March 31, 2008 and 2007, respectively.  The increase in cost of sales and services as a percent of net revenues is primarily due to an increase in the number of and salaries for sleep center technicians.

Operating expenses increased approximately $132,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  This increase is primarily due to an increase in operating expenses associated with having three months of operation in the first three months of 2008 versus only two months in the 1st quarter of 2007 which was offset by a reduction in operating expenses efficiencies gained in 2008.

Net interest expense increased approximately $80,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  The increase in net interest expenses is primarily due to an increase in borrowings.  Total borrowings for our SDC operating segment were approximately $14.3 million and $13.7 at March 31, 2008 and 2007, respectively.

Minority interests increased approximately $218,000 during the three months ended March 31, 2008 compared with the first three months of 2007.  The minority interests are the equity ownership interests in our SDC subsidiaries that we do not wholly own.  The increase in minority interests was primarily due to the increased net income of those ours SDC subsidiaries attributable to the equity ownership interests we do not own.

Liquidity and Capital Resources

Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings.  Our cash and cash equivalents at March 31, 2008 totaled approximately $2,094,000.  As of March 31, 2008, we had a working capital deficit of approximately $11,153,000.

Our operating activities during the three months ended March 31, 2008 used net cash of approximately $1,492,000 compared to operating activities in the 1st quarter of 2007 that provided approximately $670,000.  The increase in cash flows used by operating activities was primarily attributable to an increase in accounts receivable, inventories, and a decrease in accounts payable.  These cash uses were offset by an increase in accrued liabilities.  In the 1st quarter of 2008, our operating activities included net income of $385,455 which was increased by depreciation and amortization of $306,987 and minority interests of $364,885.

Our investing activities during the three months ended March 31, 2008 used net cash of approximately $3,740,000 compared to the 1st quarter of 2007 during which we used approximately $15,453,000 for investing activities.  The decrease in the cash used in investing activities was attributable to a decrease in the amount of our business acquisitions.  During the three months ended March 31, 2008, we used $3,570,966 for the purchases of businesses compared to $16,938,870 in the 1st quarter of 2007.

Our financing activities during the three months ended March 31, 2008  provided net cash of approximately $5,253,000 compared to the 1st quarter of 2007 during which financing activities provided approximately $15,578,000.  The decrease in net cash provided by financing activities was due to a decrease in debt proceeds and capital contributions and an increase in debt payments which was offset by the issuance of common stock.  During the three months ended March 31, 2008, we received $938,500 in proceeds from the issuance of common stock.  Debt proceeds were $5,799,954 during the three months ended March 31, 2008 compared with debt proceeds of $12,784,085 during the 1st quarter of 2007.  Debt payments were $1,369,451 during the three months ended March 31, 2008 compared with debt proceeds of $85,019 during the 1st quarter of 2007.

We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing.  We expect to generate positive working capital through our operations.  However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements.  Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $20,858,000 as of March 31, 2008.

Financial Commitments

We do not have any capital commitments that we cannot meet with our current capital resources.  We are currently negotiating with the current lender replacement financing of our long-term indebtedness, including the portion that is due within the next 12 months (the short-term portion). We anticipate completion of this replacement financing during May 2008; however, there is no assurance that this will be achieved.  We expect to meet our obligations as they become due through available cash and funds generated from our operations supplemented as necessary by debt financing.  We neither have any plans nor anticipate the need to raise additional equity capital during the next 12 months; however, we may receive additional funds from the exercise of outstanding warrants and stock options, the exercise of which is generally not within our control.

Our future commitments under contractual obligations by expected maturity date at March 31, 2008 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Short-term debt	$18,009,988	$—	$—	$—	$18,009,988
Long-term debt	1,803,181	8,640,234	4,038,888	10,171,442	24,653,745
Operating leases	1,044,555	2,673,041	582,389	33,250	4,333,235

	$20,857,724	$11,313,275	$4,621,277	$10,204,692	$46,996,968

Accounting Methods

The application of the following accounting policies, which are important in presenting our financial position and results of operations, requires significant judgments and estimates on the part of our management.  For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to the audited consolidated financial statements appearing in our 2007 Annual Report on Form 10-K.

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or U.S. GAAP).

Recent Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standard Board (the “FASB”) issued Statement No. 157, “Fair Value Measurements”  (“SFAS  157”).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  We are assessing the impact of the adoption of this SFAS 157.

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

SFAS 141(R) and SFAS 160 – In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS  160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS  160”).  SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,

•                  that assets acquired and liabilities assumed be measured at fair value as of the acquisition date,

•                  that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period,

•                  that acquisition-related costs be expensed as incurred, and

•                  that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.

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

Cautionary Statement Relating to Forward Looking Information

We have included some forward-looking statements in this section and other places in this report regarding our expectations.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties.  You should read statements that contain these words carefully because they

•                  discuss our future expectations;

•                  contain projections of our future operating results or of our future financial condition; or

•                  state other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in this report and our Annual Report on Form 10-K and not to place undue reliance on the forward-looking statements contained in this report or our Annual Report, which speak only as of the date of this report or the date of our Annual Report.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4.  Controls and Procedures and Item 4T. Controls and Procedures.

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

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting  that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  These policies and procedures

•                                          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

•                                          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We do not have any legal proceedings to report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not have any thing to report under this Item.

Item 3.  Defaults Upon Senior Securities

We do not have any thing to report under this Item.

Item 4.  Submission of Matters to a Vote of Security Holders

We do not have any thing to report under this Item.

Item 5.  Other Information.

We do not have any thing to report under this Item.

Item 6.  Exhibits

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

10.2

Employment Agreement between Registrant, SDC Holdings, LLC and Vahid Salalati, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.3

Employment Agreement between Registrant, SDC Holdings, LLC and Greg Luster, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC,

Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.5

Asset Purchase Agreement among ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenberg, dated January 3, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.6

Goodwill Protection Agreement among ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenberg, dated January 12, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.7

Employment Agreement between ApothecaryRx, LLC and Aric Greenberg, dated January 17, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.8

Transition Agreement among ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenberg, dated January 17, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.9

Lease Agreement between ApothecaryRx, LLC and Rambo Pharmacy, Inc., dated January 12, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.10

Asset Purchase Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 8, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.11

Goodwill Protection Agreement among ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 29, 2008 is incorporated by reference to Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

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

SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/STANTON NELSON
Stanton Nelson
Chief Executive Officer
Date: May 6, 2008
	By:	/S/MARK R. KIDD
Mark R. Kidd
Chief Financial Officer and Controller
Date: May 6, 2008