Form 10-Q
period 2008-06-30
Graymark Healthcare, Inc.
filed 2008-08-14
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 13, 2008, 27,463,438 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008
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

-i-

PART I. FINANCIAL INFORMATION
Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements
     The consolidated condensed financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2008 and December 31, 2007, the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
     In the opinion of management, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of seasonal and other factors on our operations, net earnings for any interim period may not be comparable to the same interim period in the previous year, nor necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$17,204,120	$2,072,866
Accounts receivable, net of allowance for sales adjustments and doubtful accounts of $10,329,582 and $5,946,788, respectively	12,161,595	6,485,267
Inventories	8,342,677	4,238,670
Other current assets	106,596	133,791

Total current assets	37,814,988	12,930,594
Property and equipment, net	4,397,418	2,069,685
Intangible assets, net	8,681,088	5,609,326
Goodwill	29,370,483	20,247,905
Other assets	161,207	275,127

Total assets	$80,425,184	$41,132,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,353,547	$4,423,324
Accrued liabilities	5,169,458	2,474,404
Short-term debt	935,494	13,993,015
Current portion of long-term debt	3,153,367	2,394,512

Total current liabilities	13,611,866	23,285,255
Long-term debt, net of current portion	44,224,951	15,354,584

Total liabilities	57,836,817	38,639,839

Minority interests	499,025	629,916

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 27,455,314 and 22,190,400 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,746	2,219
Paid-in capital	26,759,013	7,286,636
Accumulated deficit	(4,672,417)	(5,425,973)

Total shareholders’ equity	22,089,342	1,862,882

Total liabilities and shareholders’ equity	$80,425,184	$41,132,637

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Product sales	$20,141,262	$9,144,658
Services	3,131,934	2,035,492

	23,273,196	11,180,150

Costs and Expenses:
Cost of sales	15,136,505	7,006,557
Cost of services	1,190,884	724,498
Selling, general and administrative	5,253,802	2,669,134
Depreciation and amortization	360,711	179,677

	21,941,902	10,579,866

Income from continuing operations	1,331,294	600,284
Other Income (Expense):
Interest expense, net	(492,361)	(456,253)
Other expense	(6,553)	—

	(498,914)	(456,253)

Net income before minority interests and provision for income taxes	832,380	144,031
Minority interests	(253,992)	(144,727)

Net income before provision for income taxes	578,388	(696)
Provision for income taxes	(219,787)	—

Net income from continuing operations	358,601	(696)
Income from discontinued operations	9,501	—

Net income	$368,102	$(696)

Net earnings per common share (basic and diluted):
Net income from continuing operations	$0.01	$—
Income from discontinued operations	—	—

Net earnings per share	$0.01	$—

Average common shares outstanding	25,051,905	20,400,000
Dilutive effect of stock warrants and options	677,300	—

Average common shares outstanding assuming dilution	25,729,205	20,400,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Product sales	$36,657,156	$16,461,303
Services	5,659,365	3,221,073

	42,316,521	19,682,376

Costs and Expenses:
Cost of sales	27,439,429	12,517,373
Cost of services	2,162,596	1,086,850
Selling, general and administrative	9,359,030	4,655,641
Depreciation and amortization	667,698	308,715

	39,628,753	18,568,579

Income from continuing operations	2,687,768	1,113,797

Other Income (Expense):
Interest expense, net	(1,019,540)	(756,927)
Other expense	(6,553)	—

	(1,026,093)	(756,927)

Net income before minority interests and provision for income taxes	1,661,675	356,870
Minority interests	(618,877)	(291,373)

Net income before provision for income taxes	1,042,798	65,497
Provision for income taxes	(320,263)	—

Net income from continuing operations	722,535	65,497
Income from discontinued operations	31,021	—

Net income	$753,556	$65,497

Net earnings per common share (basic and diluted):
Net income from continuing operations	$0.03	$—
Income from discontinued operations	—	—

Net earnings per share	$0.03	$—

Average common shares outstanding	24,211,407	20,400,000
Dilutive effect of stock warrants	677,300	—

Average common shares outstanding assuming dilution	24,888,707	20,400,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities:
Net income	$753,556	$65,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	667,698	308,715
Minority interests	618,877	291,373
Stock option compensation	158,000	—
Loss on disposition of fixed assets	64,796	—
Changes in assets and liabilities -
Accounts receivable	(4,634,266)	(1,899,703)
Inventories	(450,423)	(279,507)
Other assets	141,115	(61,246)
Accounts payable	(69,777)	1,146,345
Accrued liabilities	2,695,057	1,343,453

Net cash provided by (used in) operating activities	(55,367)	914,927

Investing activities:
Cash received from acquisitions	3,000	395,038
Deposit on acquisition	—	1,310,500
Purchase of businesses	(11,156,165)	(20,544,017)
Purchase of property and equipment	(500,157)	(411,952)

Net cash used in investing activities	(11,653,322)	(19,250,431)

Financing activities:
Issuance of common stock	15,988,547	—
Capital contributions	—	2,990,000
Debt proceeds	12,740,901	16,722,115
Debt payments	(1,757,381)	(666,266)
Distributions to minority interests	(132,124)	(254,037)

Net cash provided by financing activities	26,839,943	18,791,812

Net change in cash and cash equivalents	15,131,254	456,308
Cash and cash equivalents at beginning of period	2,072,866	805,220

Cash and cash equivalents at end of period	$17,204,120	$1,261,528

Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$4,227,772	$1,790,000

Common stock issued to pay-off convertible debt	$750,000	$—

Common stock and stock options issued to purchase business	$960,000	$—

Common stock issued to purchase minority interests	$1,616,357	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$781,853	$628,815

Income taxes	$—	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended June 30, 2008 and 2007
Note 1 – Nature of Business
     Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma. Prior to December 31, 2007, the Company was named Graymark Productions, Inc. and was an independent producer and distributor of film entertainment content. On December 31, 2007, the Company completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities and historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the date of the Graymark Acquisition. Activities of Graymark Productions, Inc. prior to the acquisition date are no longer reflected in the historical financial statements as Graymark Productions was considered to be the acquired entity. In conjunction with the Graymark Acquisition, the Company suspended all operations related to its film production activities. The Company will continue to actively distribute the motion picture projects that it previously completed.
Note 2 – Summary of Significant Accounting Policies
     For a complete list of the Company’s significant accounting policies, please see the Company’s 2007 Annual Report on Form 10-K.
     Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The December 31, 2007 consolidated condensed balance sheet was derived from audited financial statements.
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
     Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
     Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep labs awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
     We perform analysis to evaluate the net realizable value of accounts receivable on a quarterly basis. Specifically, we consider historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operating results and cash flows.
     Accounts receivable – Accounts receivable are reported net of allowances for sales adjustments, rental returns and uncollectible accounts of $10,329,582 and $5,946,788 as of June 30, 2008 and December 31, 2007, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
     Discontinued Operations – In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations. As of June 30, 2008, the Company had film assets of approximately $92,000 that are included in other assets in the accompanying consolidated balance sheets. The income and expense from the ongoing marketing and distribution of the current film assets will be accounted for as discontinued operations.
RECENT ACCOUNTING PRONOUNCEMENT
     SFAS 141(R) and SFAS 160 – In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141 (R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
     SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e. minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS 160 will have on our consolidated financial statements and anticipate that shareholders equity will increase by the minority interest in our subsidiaries.
Note 3 – Acquisitions
     During the six months ended June 30, 2008, the Company’s Apothecary and SDC operating segments made the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller

Apothecary:
January 12, 2008	Rambo Drug (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,381,066	486,209
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	263,100
June 1, 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
SDC:
April 15, 2008	Minority interests in sleep centers (“Minority”)	1,616,356	—
	Sleep Center of Waco, Ltd.,
	Plano Sleep Center, Ltd. and
June 1, 2008	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 1, 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
     The results of operations from the businesses acquired have been included in the Company’s consolidated condensed statements of operations prospectively from the date of acquisition. Purchase accounting was used to account for all of these acquisitions. Below is the purchase price allocation used to record each of these purchases:
     Apothecary:

	Rambo	Thrifty	Newt’s	Professional	Parkway

Cash	$1,000	$—	$—	$—	$2,000
Accounts receivable	7,027	—	3,626	1,412	13,706
Inventory	350,537	161,950	395,546	398,982	2,346,569

Total current assets	358,564	161,950	399,172	400,394	2,362,275

Property and equipment	33,683	—	7,500	5,000	113,812
Intangible assets	973,990	662,960	462,209	162,415	1,062,636
Goodwill	1,192,327	—	512,185	375,000	3,822,275

Net assets acquired	$2,558,564	$824,910	$1,381,066	$942,809	$7,360,998

SDC:

	Minority	Texas Labs	Nocturna

Accounts receivable	$—	$805,627	$210,664

Total current assets	—	805,627	210,664

Property and equipment	—	1,707,978	289,651
Intangible assets	—	—	150,000
Goodwill	998,712	556,804	1,522,475

Total assets acquired	998,712	3,070,409	2,172,790

Minority interest in net tangible assets	617,644	—	—
Less: debt assumed	—	(2,110,409)	—

Net assets acquired	$1,616,356	$960,000	$2,172,790

     The following unaudited pro forma combined results of operations for the six months ended June 30, 2008 have been prepared as if the 2008 acquisitions had occurred on January 1, 2008:

2008
Pro forma:
Net sales	$56,993,000

Net income	$2,352,000

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that date, nor is it intended to be a projection of future results.
Note 4 – Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2008 were as follows:

	Apothecary	SDC	Total
December 31, 2007	$7,044,551	$13,203,354	$20,247,905

Business acquisitions	5,901,787	2,079,279	7,981,066
Business acquisitions – contingent consideration	142,800	—	142,800
Purchase of minority interests	—	998,712	998,712

June 30, 2008	$13,089,138	$16,281,345	$29,370,483

     As of June 30, 2008, the Company had $29.3 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
     Intangible assets as of June 30, 2008 include the following:

	Useful
	Life	Gross	Accumulated
	(Years)	Amount	Amortization	Net
Apothecary:
Customer files	15	$7,483,136	$(490,637)	$6,992,499
Covenants not to compete	3 – 5	1,469,244	(362,266)	1,106,978
SDC:
Customer relationships	15	480,000	(45,333)	434,667
Trademark	15	50,000	(278)	49,722
Covenants not to compete	3	100,000	(2,778)	97,222

Total		$9,582,380	$(901,292)	$8,681,088

     Amortization expense for the three months ended June 30, 2008 and 2007 were approximately $223,000 and $94,000, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 were approximately $402,000 and $168,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended June 30,
2009	$885,047
2010	819,047
2011	816,269
2012	734,603
2013	601,698
Note 5 – Borrowings
     The Company’s borrowings by operating segment as of June 30, 2008 are as follows:

		Maturity
	Rate (1)	Date	2008
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625
$15 million (consolidated) bank line of credit	5%	July 2014	5,217,541
Seller financing	4.1 – 7.25%	July 2009 – June 2011	5,832,064
Non-compete agreements	0.0 – 7.65%	Dec. 2009 – May 2013	1,207,458

			29,660,688

SDC:
Senior bank debt	5%	May 2014	12,582,730

		Maturity
	Rate (1)	Date	2008
$15 million (consolidated) bank line of credit	5%	June 2014	4,055,798
Seller financing	5%	June 2009	728,174
Sleep center working capital notes payable	6.0 – 8.0%	Apr. 2010 – Oct. 2011	774,071
Short-term equipment leases	—	Feb. 2009	207,320
Capital leases	11.0 –17.0%	Nov. 2012 – Oct. 2011	189,468
Notes payable on vehicles	3.0%	Nov. 2012	115,563

			18,653,124

Total borrowings			48,313,812
Less:
Short-term debt			(935,494)
Current portion of long-term debt			(3,153,367)

Long-term debt			$44,224,951

(1)	Effective rate as of June 30, 2008
     At June 30, 2008, future maturities of long-term debt were as follows:

Year ended June 30,
2009	$3,153,367
2010	3,118,499
2011	3,041,981
2012	4,959,052
2013	5,241,153
Thereafter	27,864,266
     As of June 30, 2008 the Company had availability under the bank line of credit of $5,726,661. As of June 30, 2008, the Company had one outstanding letter of credit obligation in the amount of $500,000 which was issued as collateral for payment of a seller financing obligation.
Note 6 – Income Taxes
     Prior to December 31, 2007, the taxable income and expenses of ApothecaryRx and SDC Holdings (collectively, the reporting entity for financial reporting purposes) flowed through and was reported at the member level.
Note 7 – Capital Structure
     On June 4, 2008, the Company completed a private placement of common stock and issued 3,344,447 shares of common stock. The proceeds of the private placement offering were $15,050,047 ($4.50 per share). There were no offering costs incurred.
     On June 1, 2008, the Company issued 130,435 shares of common stock in conjunction with the purchase of Texas Labs. The common stock shares issued were valued at $900,000 ($6.90 per share). In connection with the purchase of Texas Labs, the Company issued common stock options exercisable for the purchase of 35,000 common stock shares for $5.00 each.
     On April 15, 2008, the Company concluded a private placement of common stock and issued 404,089 shares of common stock to certain minority interest holders in subsidiaries of SDC Holdings. The shares were issued at a price of $4.00 per share.
     On January 11, 2008, the Company concluded a private placement of common stock and issued

599,999 shares of common stock (2,999,996 shares before effect of reverse stock split – see Note 8). The net proceeds of the private placement offering were $938,500 ($1.56 per share) after deduction of $111,500 in offering costs. In conjunction with the private placement, the Company issued common stock purchase warrants exercisable for the purchase of 90,000 common stock shares for $1.93 each.
     During January 2008, in conjunction with the closing of the Company’s private placement of common stock, the Company paid-off one of its convertible notes for $750,000 in cash and exchanged the remaining convertible note for 750,000 shares of the Company’s common stock (3,750,000 shares before effect of reverse stock split – see Note 8). In connection with the exchange of shares, the Company issued common stock purchase warrants exercisable for the purchase of 112,500 common stock shares for $1.10 each.
     Effective May 20, 2008, certain placement agent warrant holders exercised their warrants. These warrants were exercisable for the purchase of 83,850 common stock shares and were issued in connection with our 2003 private placement and expire in October 2008. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the $5.50 per share exercise price. We issued 35,931 common stock shares, $0.0001 par value, pursuant to these warrant exercises.
Note 8 – Reverse Stock Split
     On March 13, 2008, the Company’s board of directors approved a reverse split of the Company’s common stock at a ratio of 1 – 5 shares. The effective date of the reverse split was April 11, 2008. The effect of the reverse split was a reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares. All references to shares in the consolidated condensed financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.
Note 9 – Stock Options and Warrants
     Information with respect to stock options and warrants outstanding follows:

		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	1,064,650	$7.15
Granted – warrants	202,500	1.47
Granted – options	125,000	4.10
Exercised	(83,850)	(5.50)
Forfeited	—	—

Outstanding at June 30, 2008	1,308,300	$6.07

Note 10 – Segment Information
     The Company operates in two reportable business segments: Apothecary and SDC. The Apothecary operating segment operates retail pharmacy stores throughout the central United States. The SDC operating segment operates sleep diagnostic testing labs in Nevada, Oklahoma and Texas. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations that primarily involve administrative activities associated with operating as a public company are identified as “Other.”

     Reportable business segment information follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2008	2007	2008	2007
Sales to external customers:
Apothecary	$19,494,459	$8,700,009	$35,375,161	$15,741,888
SDC	3,778,737	2,480,141	6,941,360	3,940,488

Total	$23,273,196	$11,180,150	$42,316,521	$19,682,376

Segment operating profit (loss):
Apothecary	$117,793	$(137,458)	$181,431	$(68,354)
SDC	427,869	136,762	904,116	133,851
Discontinued operations	9,501	—	31,021	—
Other	(187,061)	—	(363,012)	—

Total	$368,102	$(696)	$753,556	$65,497

	June 30,	December 31,
	2008	2007

Segment assets:
Apothecary	$38,080,425	$21,583,680
SDC	28,188,179	18,730,505
Discontinued operations	209,400	335,507
Other	13,947,180	482,945

Total	$80,425,184	$41,132,637

Note 11 – Subsequent Events
     On July 23, 2008, the Company’s board of directors granted options to two new board members for the purchase of 30,000 shares of the Company’s common stock at a price of $3.75. The options expire in July 2013.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Graymark Healthcare, Inc. (“Graymark”) is organized in Oklahoma. Prior to December 31, 2007, we were named Graymark Productions, Inc. and an independent producer and distributor of film entertainment content. On January 2, 2008, we completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx and SDC Holdings and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition. The activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Goodwill of $5,426,815 was recorded as a result of the Graymark Acquisition reflecting the fair market value of the outstanding common stock and liabilities assumed in excess of Graymark’s identifiable assets at the date of the Graymark Acquisition. In conjunction with the Graymark Acquisition, all motion picture production operations were discontinued. We will continue to actively distribute the motion pictures produced by Graymark.
     On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of 1 – 5 shares. The effective date of the reverse split was April 11, 2008. The effect of the reverse split was a reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares.

     ApothecaryRx is organized in Oklahoma and began its operations on July 3, 2006. Through ApothecaryRx, we acquire and operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. We operate stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma. We expect to expand our operations to additional states in the future, primarily in the central United States. The results of operations from our retail pharmacy locations are included in our “Apothecary” operating segment.
     SDC Holdings is organized in Oklahoma and began its operations on February 1, 2007. Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic testing labs in Nevada, Oklahoma and Texas. Our products and services are used primarily by patients with obstructive sleep apnea. These labs provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. We sell CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed pursuant to a physician’s prescription. There are minority ownership interests in our testing facilities. The minority owners are physicians in the geographical area being served by the diagnostic sleep testing facility. The results of operations from our sleep diagnostic testing labs are included in our “SDC” operating segment.
Apothecary Operating Segment
     As of June 30, 2008, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our acquired and target acquisition stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.
     In our Apothecary operating segment, we derive our revenue primarily from the retail sale of prescription drugs, non-prescription over-the-counter drugs and health related products. We are unlike traditional full-line retail pharmacies in that most of our stores offer a very limited amount of what is known as “front-end” merchandise (that is, cosmetics, gift and sundry items and photographic development services). Two of our 18 pharmacies provide pharmaceutical compounded prescriptions. Compounded pharmaceuticals are physician prescribed and are specifically mixed and blended from bulk chemicals for patients’ treatment; generally for conditions that the attending physician deems are not effectively treated by manufactured pharmaceuticals available in standard formats or dosages or to which the patient has some form of sensitivity. Our pharmacies are generally located within or closely adjacent to hospitals and major medical complexes, and cater to patients of those healthcare providers. Other than some compounded prescriptions, our pharmacy services do not typically include intravenous infusion and injectable medications that are offered by hospital or home infusion pharmacies.
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
SDC Operating Segment
     As of June 30, 2008, we operated 14 sleep diagnosis centers in Nevada, Oklahoma and Texas. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. The limited liability companies and some of the limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
     At these sleep centers, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders and if so the severity of their condition. Our facilities are designed to diagnose and assist in the treatment of the full range of sleep disorders (there are currently over 80 different possible diagnoses of sleep disorders); however, the most common referral to our facilities is Obstructive Sleep Apnea (“OSA”). If a patient is determined to suffer from obstructive sleep apnea, the patient and the patient’s referring physician are offered a comprehensive sleep program. This includes diagnosis, titration procedure (that is, the process of determining the optimal pressure to prescribe for the Continuous Positive Airway Pressure, or CPAP device), and therapeutic intervention. This offering provides a one-stop-shop approach to servicing patient’s needs. The principal sleep disorder products we currently market are personal non-invasive ventilation support systems and the associated disposable supplies that are used in the treatment of obstructive sleep apnea to prevent temporary airway closure during sleep.
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
     Continuous positive airway pressure therapy, commonly referred to as CPAP therapy, has evolved as the primary method for the treatment of obstructive sleep apnea, in part because it is less invasive and more cost-effective than surgery. Unlike surgery, which may only result in reduced snoring, CPAP therapy actually reduces or eliminates the occurrence of obstructive sleep apnea. During this therapy, a patient sleeps with a nasal or facial mask connected by a tube to a small portable airflow generator that delivers room air at a predetermined continuous positive pressure. The continuous air pressure acts as a pneumatic splint to keep the patient’s upper airway open and unobstructed. As a result, the cycle of airway closures that leads to the disruption of sleep and other symptoms that characterize obstructive sleep apnea, is prevented or dramatically reduced.
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
Mergers and Acquisitions
     On January 2, 2008, the Graymark Acquisition was completed. Although the Graymark Acquisition was completed on January 2, 2008, we accounted for the Graymark Acquisition as though it occurred on December 31, 2007 because our shareholders approved the Graymark Acquisition in December 2007 and effectively consummated the associate change in control. As part of the Graymark Acquisition, we delivered 102,000,000 shares of our common stock to the former equity interest owners of ApothecaryRx and SDC Holdings. Roy T. Oliver and Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock, respectively, as a result of their direct and indirect equity ownership interests in ApothecaryRx and SDC Holdings. Prior to the Graymark Acquisition, Mr. Nelson served on our Board of Directors and Mr. Oliver was one of our greater than 10% shareholders.
     During the six months ended June 30, 2008, our Apothecary and SDC operating segments completed the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed
Date	Acquired	Price	by Seller
Apothecary:
January 12, 2008	Rambo Pharmacy (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,381,066	486,209
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	263,100

			Amount
Acquisition	Business	Purchase	Financed
Date	Acquired	Price	by Seller

June 1, 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
SDC:
April 15, 2008	Minority interests in sleep centers (“Minority”)	1,616,356	—
	Sleep Center of Waco, Ltd.,
	Plano Sleep Center, Ltd. and
June 1, 2008	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 1, 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
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
Results of Operations
     The following table sets forth selected results of our operations for the three and six months ended June 30, 2008. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic testing labs and related equipment sales. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three-Month and Six-Month Periods Ended June 30, 2008 and 2007
Consolidated Totals

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$23,273,196	$11,180,150	$42,316,521	$19,682,376
Cost of sales and services	16,327,389	7,731,055	29,602,025	13,604,223
Operating expenses	5,614,513	2,848,811	10,026,728	4,964,356

Operating income	1,331,294	600,284	2,687,768	1,113,797
Net other (expense)	(498,914)	(456,253)	(1,026,093)	(756,927)

Net income before minority interests and provision for income taxes	832,380	144,031	1,661,675	356,870
Minority interests	(253,992)	(144,727)	(618,877)	(291,373)
Provision for income taxes	(219,787)	—	(320,263)	—

Net income (loss) from continuing operations	358,601	(696)	722,535	65,497
Income from discontinued operations	9,501	—	31,021	—

Net income (loss)	$368,102	$(696)	$753,556	$65,497

Discussion of Three Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $12.1 million during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the six months ended December 31, 2007 and the six months ended June 30, 2008 resulted in an increase in revenue of $11.3 million and

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $0.6 million related to the one month of operations in the 2nd quarter of 2008. See the “Segment Analysis”, below, for additional information.
     Cost of sales and services increased $8.6 million during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the six months ended December 31, 2007 and the six months ended June 30, 2008 resulted in an increase in cost of sales and services of $8.2 million and

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $0.2 million related to the one month of operations in the 2nd quarter of 2008. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $2.8 million during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. The increase in operating expenses is partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $2.0 million. In addition, operating expenses at our SDC operating segment increased $0.4 million due to additional overhead needed to support increased operations and an increase in the allowance for doubtful accounts. Included in the consolidated operating expenses is approximately $0.3 million of overhead incurred at the parent-company level that includes our a public-company costs. See the “Segment Analysis” below, for additional information.
     Net other expense increased approximately $43,000 during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. The increase in net other expense was primarily due to an increase in interest expense resulting from an increase in borrowings which was offset by a reduction in the interest rate paid on our borrowings and an increase in interest income.

     Minority interests increased approximately $109,000 during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset in part as a result of the acquisition of certain minority interest by the company in April of 2008.
     Provision for income taxes was approximately $220,000 during the three months ended June 30, 2008. During the 2nd quarter of 2007, we were classified as a partnership for federal and state income tax purposes and were not subject to income tax.
     Income from discontinued operations was approximately $9,500 during the three months ended June 30, 2008 and represent the net income from our film operations which were discontinued on January 1, 2008.
     Net Income or Loss. Our operations results achieved net income of approximately $368,000 (1.6% of approximately $23.3 million of net revenues) during the second quarter of 2008, compared to a net loss of $696 (on net revenues of approximately $11.2 million) during the 2007 second quarter.
Discussion of Six Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $22.6 million during the six months ended June 30, 2008 compared with the first six months of 2007. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the six months ended December 31, 2007 and the six months ended June 30, 2008 which resulted in an increase in revenue of $20.1 million,

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $0.6 million related to the one month of operations in the first six months of 2008 and

•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of revenue of $1.0 million related to six months of operations in 2008 versus five months in the 1st half of 2007. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $16.0 million during the six months ended June 30, 2008, compared with the 2nd quarter of 2007. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the six months ended December 31, 2007 and the six months ended June 30, 2008 which resulted in an increase in cost of sales and services of $15.7 million,

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $0.2 million related to the one month of operations in the first six months of 2008 and

•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of cost of sales and services of $0.3 million related to six months of operations in 2008 versus five months in the 1st half of 2007. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $5.1 million during the six months ended June 30, 2008 compared with the first six months of 2007. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $3.5. In addition, operating expenses at our SDC operating segment increased $0.5 million due to additional overhead needed to support increased operations and an increase in the allowance for doubtful accounts. Included in the consolidated operating expenses is approximately $550,000 of overhead incurred at the Graymark level which includes the costs of being a public company. See the “Segment Analysis” below, for additional information.
     Net other expense increased approximately $269,000 during the six months ended June 30, 2008, compared with the first six months of 2007. The increase in net other expense was primarily due to an increase in borrowings resulting from the acquisitions made by our Apothecary and SDC operating segments, which was offset by a reduction in the interest rate paid on our borrowings and an increase in interest income.
     Minority interests increased approximately $328,000 during the six months ended June 30, 2008 compared with the first six months of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of ours SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset in part as a result of the acquisition of certain minority interests by the Company in April of 2008.
     Provision for income taxes was approximately $320,000 during the six months ended June 30, 2008. During the first six months of 2007, we were classified as a partnership for federal and state income tax purposes and were not subject to income tax.
     Income from discontinued operations was approximately $31,000 during the six months ended June 30, 2008 and represent the net income from our film operations which were discontinued on January 1, 2008.
     Net income was approximately $753,556 (1.8% of approximately $42.3 million of net revenues) during the first six months of 2008, compared to net income of approximately $65,000 (0.3% of approximately $19.7 million in net revenues) during the 2007 first six months.
Apothecary Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$19,494,459	$8,700,009	$35,375,161	$15,741,888
Cost of sales	15,023,016	6,770,341	27,213,643	12,213,912
Operating expenses	3,976,932	1,875,813	7,309,353	3,264,252

Operating income	494,511	53,855	852,165	263,724
Net other (expense)	(304,523)	(191,313)	(590,314)	(332,078)

Net income (loss) before provision for income taxes	$189,988	$(137,458)	$261,851	$(68,354)

Discussion of Three Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $10.8 million during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. During the three months ended June 30, 2008, we operated 14 pharmacy locations until June 1, 2008 when we acquired four additional pharmacy locations for a total of 18 locations. During the three months ended June 30, 2007, we operated seven pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $11.3 million. Revenues during the three months ended June 30, 2008 from existing (or same store) pharmacy locations decreased $0.5 million compared with the 2nd quarter of 2007. The decrease in same store revenues was due to a continued shift in the drug mix from brand to generic. Total prescription volumes have remained consistent, but generic drugs generate a lower average revenue per prescription.
     Cost of sales increased $8.3 million during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. This increase was primarily due to the increase in pharmacy locations operated in

2008. Cost of sales as a percentage of net revenues was 77% and 78%, respectively, during each of the three months ended June 30, 2008 and 2007.
     Operating expenses increased $2.1 million during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. This increase was primarily due to:
•	approximately $2.0 million in additional expenses associated with new pharmacy locations,

•	$0.1 million in decreased costs at existing (or same store) locations and

•	$0.2 million in increased operational overhead.
     Net other expense increased approximately $113,000 during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. The increase in net interest expenses was primarily due to the increase in borrowings resulting from acquisitions. Total borrowings for our Apothecary operating segment were approximately $30.0 million and $12.5 million at June 30, 2008 and 2007, respectively.
     Net income or loss before provision for income taxes. Our Apothecary operating segment operations resulted in net income before provision for income taxes of approximately $190,000 (1.0% of approximately $19.5 million of net revenues) during the second quarter of 2008, compared to a net loss before provision for income taxes of $137,458 (on net revenues of approximately $8.7 million) during the 2007 second quarter.
Discussion of Six Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $19.6 million during the six months ended June 30, 2008 compared with the first six of 2007. During the six months ended June 30, 2008, we operated 12 pharmacy locations until February 29, 2008 when we acquired the customer files from another pharmacy which were incorporated into our existing facilities and until March 26, 2008 when we acquired two pharmacy locations for a total of 14 locations until June 1, 2008 when we acquired four additional pharmacy locations for a total of 18 locations. During the six months ended June 30, 2007, we operated 5 to 8 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $20.1 million. Revenues during the six months ended June 30, 2008 from existing (or same store) pharmacy locations decreased $0.5 million compared with the first six months of 2007. The decrease in same store revenues was due to a continued shift in the drug mix from brand to generic. Total prescription volumes have remained consistent, but generic drugs generate a lower average revenue per prescription.
     Cost of sales increased $15.0 million during the six months ended June 30, 2008, compared with the first six months of 2007. This increase was primarily due to the increase in pharmacy locations operated in 2008. Cost of sales as a percentage of net revenues was 77% and 78%, respectively, during each of the six months ended June 30, 2008 and 2007.
     Operating expenses increased $4.0 million during the six months ended June 30, 2008, compared with the first six months of 2007. This increase was primarily due to:
•	approximately $3.5 million in additional expenses associated with new pharmacy locations,

•	$0.1 million in increased costs at existing (or same store) locations and

•	$0.4 million in increased operational overhead.
     Net other expense increased approximately $258,000 during the six months ended June 30, 2008, compared with the first six months of 2007. The increase in net interest expenses was primarily due to the increase in borrowings resulting from pharmacy acquisitions. Total borrowings for our Apothecary operating segment were approximately $30.0 million and $12.5 million at June 30, 2008 and 2007, respectively.

     Net income or loss before provision for income taxes. Our Apothecary operating segment operations resulted in net income before provision for income taxes of approximately $262,000 (0.7% of approximately $35.4 million of net revenues) during the first six months of 2008, compared to a net loss before provision of income taxes of $68,354 (on net revenues of approximately $15.7 million) during the 2007 first six months.
SDC Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$3,778,737	$2,480,141	$6,941,360	$3,940,488
Cost of sales and services	1,304,373	960,714	2,388,382	1,390,311
Operating expenses	1,308,741	972,998	2,167,400	1,700,104

Operating income	1,165,623	546,429	2,385,578	850,073
Net other (expense)	(221,519)	(264,940)	(461,836)	(424,849)

Net income before minority interests and provision for income taxes	944,104	281,489	1,923,742	425,224
Minority interests	(253,992)	(144,727)	(618,877)	(291,373)

Net income (loss) before provision for income taxes	$690,112	$136,762	$1,304,865	$133,851

Discussion of Three Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $1.3 million during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. This increase was primarily due to:
•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in net revenues of approximately $0.6 million and

•	an increase in the number of sleep studies performed, in existing locations, in the 2nd quarter of 2008, compared with the same period in 2007, resulted in an increase in net revenues of approximately $0.7 million.
     Cost of sales and services increased approximately $0.3 million during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. This increase was primarily due to:
•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.2 million and

•	an increase in the number of sleep studies performed, in existing locations, in the 2nd quarter of 2008 compared with the same period in 2007, resulted in an increase in cost of sales and services of approximately $0.1 million.
     Cost of sales and services as a percent of net revenues was 35% and 39% during the three months ended June 30, 2008 and 2007, respectively.
     Operating expenses increased approximately $0.3 million during the three months ended June 30, 2008, compared with the 2nd quarter of 2007. The increase in operating expenses was primarily due to additional overhead needed to support increased operations and an increase in the allowance for sales adjustments and doubtful accounts.
     Net other expense decreased approximately $43,000 during the three months ended June 30, 2008 compared with the 2nd quarter of 2007. The decrease in net other expenses is primarily due to other income of approximately $58,000 earned in 2nd quarter of 2008 from research projects and a reduction in the interest rate paid on borrowings. This decrease was offset by an increase in the total borrowings for our SDC operating segment and a loss on the disposition of fixed assets of approximately $65,000.
     Minority interests increased approximately $109,000 during the three months ended June 30, 2008 compared with the 2nd of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of ours SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset by the minority interest ownerships we purchased in April 2008.
     Net income or loss before provision for income taxes of our SDC operating segment was approximately $690,000 (18.3% of approximately $3.8 million of net revenues) during the second quarter of 2008, compared to a net income before provision for income taxes of approximately $137,000 (5.5% of approximately $2.5 million net revenues) during the 2007 second quarter.
Discussion of Six Month Periods Ended June 30, 2008 and 2007
     Net revenues increased $3.0 million during the six months ended June 30, 2008, compared with the first six months of 2007. This increase was primarily due to:
•	the acquisition of our sleep operations on January 31, 2007 that resulted in only five months of operations during the first six months of 2007, compared with six months of operations ended June 30, 2008, resulted in an increase in net revenues of approximately $1.0 million,

•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in net revenues of approximately $0.6 million and

•	an increase in the number of sleep studies performed, in existing locations, in the five months ended June 30 2008, compared with the same period in 2007, resulted in an increase in net revenues of approximately $1.4 million.
     Cost of sales and services increased approximately $1.0 million during the six months ended June 30, 2008 compared with the first six months of 2007. This increase was primarily due to:
•	the acquisition of our sleep operations on January 31, 2007, which resulted in only five months of operations during the first six months of 2007, compared with six months of operations ended June 30, 2008, resulted in an increase in cost of sales and services of approximately $0.3 million,

•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.2 million and

•	an increase in the number of sleep studies performed, in existing locations, in the five months ended June 30 same period in 2007, resulted in an increase in cost of sales and services of approximately $0.5 million.
     Cost of sales and services as a percent of net revenues was 34% and 35% during the six months ended June 30, 2008 and 2007, respectively.
     Operating expenses increased approximately $0.5 million during the six months ended June 30, 2008, compared with the first six months of 2007. This increase was primarily due to an increase in operating expenses associated with having six months of operation in the first half of 2008 versus only five months in the 1st half of 2007. In addition, there was an increase in overhead associated with increased operations and the allowance for sales adjustments and doubtful accounts.

     Net other expense increased approximately $37,000 during the six months ended June 30, 2008, compared with the first six months of 2007. The increase in net other expenses was primarily due to an increase in the total borrowings for our SDC operating segment, which was offset by other income of approximately $58,000 earned in 2nd quarter of 2008 from research projects and a reduction in the interest rate paid on borrowings.
     Minority interests increased approximately $328,000 during the six months ended June 30, 2008, compared with the first six months of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset by the amount of minority interest ownerships we purchased in April 2008.
     Net income or loss before provision for income taxes of our SDC operating segment was approximately $1,305,000 (18.8% of approximately $6.9 million of net revenues) during the first half of 2008, compared to a net income before provision for income taxes of approximately $134,000 (3.4% of approximately $3.9 million net revenues) during the first half of 2007.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at June 30, 2008 totaled approximately $17.2 million. As of June 30, 2008, we had working capital of approximately $24.2 million.
     Our operating activities during the six months ended June 30, 2008 used net cash of approximately $55,000 compared to operating activities in the first half of 2007 that provided approximately $915,000. The decrease in cash flows used by operating activities was primarily attributable to an increase in accounts receivable, inventories, and a decrease in accounts payable. These cash uses were offset by an increase in accrued liabilities. During the six months ended June 30, 2008, our operating activities included net income of $753,556 that was increased by depreciation and amortization of $667,698, minority interests of $618,877, stock option compensation of $158,000 and a loss on disposition of fixed assets of $64,796.
     Our investing activities during the six months ended June 30, 2008 used net cash of approximately $11,653,000 compared to the 1st half of 2007 during which we used approximately $19,250,000 for investing activities. The decrease in the cash used in investing activities was attributable to a decrease in the amount of our business acquisitions. During the six months ended June 30, 2008, we used $11,156,165 for the purchases of businesses compared to $20,544,017 in the 1st half of 2007.
     Our financing activities during the six months ended June 30, 2008 provided net cash of approximately $26,840,000 compared to the 1st half of 2007 during which financing activities provided approximately $18,792,000. The increase in net cash provided by financing activities was due to proceeds from the issuance of common stock of $15,988,547, which was offset by a reduction in the amount of debt proceeds. Debt proceeds were $12,740,901 during the six months ended June 30, 2008, compared with debt proceeds of $16,722,115 during the 1st half of 2007. Debt payments were $1,757,381 during the six months ended June 30, 2008, compared with debt payments of $666,266 during the 1st half of 2007.
     We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $7.1 million as of June 30, 2008.

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
     Our future commitments under contractual obligations by expected maturity date at June 30, 2008 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$935,494	$—	$—	$—	$935,494
Long-term debt	5,084,310	8,309,650	13,734,847	32,127,964	59,256,771
Operating leases	1,113,298	2,047,966	655,649	693,494	4,510,407

	$7,133,102	$10,357,616	$14,390,496	$32,821,458	$64,702,672

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
     SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS 160 will have on our consolidated financial statements and anticipate that shareholders equity will increase by the minority interest in our subsidiaries.
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
     Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were not fully effective as of the last day of the period covered by this report due to the material weakness noted below. We reported to our auditors and board of directors that, other than the changes taken to remediate the material weakness noted below, no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes, other than the material weakness noted below, in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.
Accounts Receivable Billing and Reporting at SDC Holding
     Our processing and recording of accounts receivable, the associated third-party billings and the estimate of contractual allowances at SDC Holding are key determinants of material revenues and expenses in our financial statements. Subsequent to the close of our reporting period ending June 30, 2008, we identified the following weaknesses in our controls and procedures:
•	Our billing system was aging the accounts receivable based on date of billing rather than date of service and

•	Lack of appropriate collection procedures needed to identify and follow-up on insurance company and patient receivables that are not collected in a timely manner.
     We have remediated the billing system issue by adding the flexibility to properly age accounts receivable which provides management with the needed information to properly monitor the level of accounts receivable and monitor the estimate of contractual allowances. In addition, we have implemented additional internal review procedures to monitor the timely follow-up on aged receivables and the effectiveness of our collection efforts. During the third quarter of 2008, we will continue to strengthen our internal controls over this area and anticipate that all of our remediation efforts will be completed by September 30, 2008.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We do not have any legal proceedings to report.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 30, 2008, we completed the Texas Labs acquisition. In connection this acquisition we issued 130,435 common stock shares, $0.0001 par value, for $900,000 (or $6.50 per share) as a portion of the purchase consideration. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid. The common stock shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D. In connection with this sale, the purchasers were provided disclosure information that principally consisted of a description of our common stock shares and our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008. There were four purchasers of the common stock shares and each represented that it qualified as an accredited investor within the meaning of Rule 501(a) of Regulation D.
     Effective May 20, 2008, 12 of the holders of the placement agent warrants exercised their warrants. These warrants were exercisable for the purchase of 83,850 common stock shares and were issued in connection with our 2003 private placement and expire in October 2008. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to payment the $5.50 per share exercise price. We issued 35,931 common stock shares, $0.0001 par value, pursuant to these warrant exercises. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid. The common stock shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D. It is believed that each warrant holder qualified as an accredited investor within the meaning of Rule 501(a) of Regulation D.
Item 3. Defaults Upon Senior Securities
     We do not have any thing to report under this Item.
Item 4. Submission of Matters to a Vote of Security Holders
     We do not have any thing to report under this Item.
Item 5. Other Information.
     We do not have any thing to report under this Item.
Item 6. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

Exhibit No.	Description

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2	Redeemable Warrant Agreement between UMB Bank, N.A. and Registrant, incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.3	Form of Redeemable Warrant Certificate, incorporated by reference to Exhibit 4.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.4	Stock Option Agreement between E. Peter Hoffman, Jr. and Registrant , incorporated by reference to Exhibit A of Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.5	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

4.6	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.7	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

4.8	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.

SIGNATURES
     In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC. (Registrant)
	By:	/S/STANTON NELSON
Stanton Nelson
Date: August 13, 2008		Chief Executive Officer

	By:	/S/RICK D. SIMPSON
Rick D. Simpson
Date: August 13, 2008		Chief Financial Officer and Controller