Form 10-Q
period 2008-09-30
Graymark Healthcare, Inc.
filed 2008-11-13
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-34171
GRAYMARK HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	20-0180812 (I.R.S. Employer Identification No.)

210 Park Avenue, Ste. 1350
Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(405) 601-5300
(Registrant’s telephone number, including area code)

101 N. Robinson, Ste. 920
Oklahoma City, Oklahoma 73102
(Former address of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 11, 2008, 27,569,106 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008
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

-i-

PART I. FINANCIAL INFORMATION
Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements
     The consolidated condensed financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of September 30, 2008 and December 31, 2007, the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$17,556,341	$2,072,866
Accounts receivable, net of allowance for sales adjustments and doubtful accounts of $13,756,980 and $5,946,788, respectively	13,577,255	6,485,267
Inventories	8,580,706	4,238,670
Other current assets	124,449	133,791

Total current assets	39,838,751	12,930,594

Property and equipment, net	4,488,316	2,069,685
Intangible assets, net	8,472,693	5,609,326
Goodwill	29,694,923	20,247,905
Other assets	110,700	275,127

Total assets	$82,605,383	$41,132,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,497,407	$4,423,324
Accrued liabilities	5,163,839	2,474,404
Short-term debt	865,739	13,993,015
Current portion of long-term debt	3,715,940	2,394,512

Total current liabilities	16,242,925	23,285,255
Long-term debt, net of current portion	43,200,516	15,354,584

Total liabilities	59,443,441	38,639,839

Minority interests	458,487	629,916
Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 27,569,106 and 22,190,400 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,757	2,219
Paid-in capital	26,832,001	7,286,636
Accumulated deficit	(4,131,303)	(5,425,973)

Total shareholders’ equity	22,703,455	1,862,882

Total liabilities and shareholders’ equity	$82,605,383	$41,132,637

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Product sales	$23,510,086	$11,522,639
Services	3,973,904	2,143,262

	27,483,990	13,665,901

Costs and Expenses:
Cost of sales	17,383,849	8,734,458
Cost of services	1,553,107	995,362
Selling, general and administrative	6,843,086	3,184,333
Depreciation and amortization	424,980	216,241

	26,205,022	13,130,394

Income from continuing operations	1,278,968	535,507

Other Income (Expense):
Interest expense, net	(576,244)	(498,232)

Net income before minority interests and provision for income taxes	702,724	37,275
Minority interests	28,595	(167,952)

Net income (loss) before provision for income taxes	731,319	(130,677)
Provision for income taxes	(277,901)	—

Net income (loss) from continuing operations	453,418	(130,677)
Income from discontinued operations	87,696	—

Net income (loss)	$541,114	$(130,677)

Net earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$0.02	$(0.01)
Income from discontinued operations	—	—

Net earnings (loss) per share	$0.02	$(0.01)

Average common shares outstanding	27,508,924	20,400,000
Dilutive effect of stock warrants and options	452,000	—

Average common shares outstanding assuming dilution	27,960,924	20,400,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Nine months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Product sales	$60,167,242	$27,983,943
Services	9,633,269	5,364,334

	69,800,511	33,348,277

Costs and Expenses:
Cost of sales	44,822,711	21,251,831
Cost of services	3,716,269	2,082,212
Selling, general and administrative	16,202,116	7,839,974
Depreciation and amortization	1,092,678	524,956

	65,833,774	31,698,973

Income from continuing operations	3,966,737	1,649,304

Other Income (Expense):
Interest expense, net	(1,602,338)	(1,255,159)

Net income before minority interests and provision for income taxes	2,364,399	394,145
Minority interests	(590,282)	(459,324)

Net income (loss) before provision for income taxes	1,774,117	(65,179)
Provision for income taxes	(598,164)	—

Net income (loss) from continuing operations	1,175,953	(65,179)
Income from discontinued operations	118,717	—

Net income (loss)	$1,294,670	$(65,179)

Net earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$0.05	$—
Income from discontinued operations	—	—

Net earnings (loss) per share	$0.05	$—

Average common shares outstanding	25,310,579	20,400,000
Dilutive effect of stock warrants	452,000	—

Average common shares outstanding assuming dilution	25,762,579	20,400,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Nine months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities:
Net income (loss)	$1,294,670	$(65,179)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,092,678	524,956
Minority interests	590,282	459,324
Minority interests in discontinued operations	97,653	—
Stock option compensation	231,000	—
Changes in assets and liabilities, net of acquisitions –
Accounts receivable	(6,374,366)	(3,077,383)
Inventories	(688,506)	(622,905)
Other assets	173,769	(108,115)
Accounts payable	2,074,083	2,349,899
Accrued liabilities	2,689,435	1,458,571

Net cash provided by operating activities	1,180,698	919,168

Investing activities:
Cash received from acquisitions	3,000	396,138
Deposit on acquisition	—	1,310,500
Purchase of businesses	(11,156,165)	(21,933,685)
Purchase of property and equipment	(742,789)	(671,665)

Net cash used in investing activities	(11,895,954)	(20,898,712)

Financing activities:
Issuance of common stock	15,988,547	—
Capital contributions	—	2,990,000
Debt proceeds	13,334,539	19,010,162
Debt payments	(2,882,636)	(784,218)
Distributions to minority interests	(241,719)	(408,636)

Net cash provided by financing activities	26,198,731	20,807,308

Net change in cash and cash equivalents	15,483,475	827,764
Cash and cash equivalents at beginning of period	2,072,866	805,220

Cash and cash equivalents at end of period	$17,556,341	$1,632,984

Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$4,228,000	$2,730,000

Common stock issued to pay-off convertible debt	$750,000	$—

Common stock and stock options issued to purchase business	$960,000	$—

Common stock issued to purchase minority interests	$1,616,000	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$1,392,000	$1,094,000

Income taxes	$—	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended September 30, 2008 and 2007
Note 1 – Nature of Business
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
Note 2 – Summary of Significant Accounting Policies
     For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.
     Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The December 31, 2007 consolidated condensed balance sheet was derived from audited financial statements.
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
     Accounts receivable – Accounts receivable are reported net of allowances for sales adjustments, rental returns and uncollectible accounts of $13,756,980 and $5,946,788 as of September 30, 2008 and December 31, 2007, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
     Discontinued Operations – In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations. The income and expense from the ongoing marketing and distribution of the Company’s films is accounted for as discontinued operations.

Recent Accounting Pronouncements
     SFAS 141(R) and SFAS 160 – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
     SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS 160 will have on our consolidated financial statements and anticipate that shareholders’ equity will increase by the minority interest in our subsidiaries.
      SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted this Statement on January 1, 2008 and the initial adoption of this Statement did not have a material impact on its financial position, results of operations, or cash flows.
Note 3 – Acquisitions
     During the nine months ended September 30, 2008, the Company’s Apothecary and SDC operating segments made the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller
Apothecary:
January 12, 2008	Rambo Drug (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,381,066	486,209
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	263,100
June 1, 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
SDC:
April 15, 2008	Minority interests in sleep centers (“Minority”)	1,616,356	—
June 1, 2008	Sleep Center of Waco, Ltd.,
June 1, 2008	Plano Sleep Center, Ltd. and
June 1, 2008	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 1, 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
     The results of operations from the businesses acquired have been included in the Company’s consolidated condensed statements of operations prospectively from the date of acquisition. Purchase accounting was used to account for all of these acquisitions. Below is the purchase price allocation used to record each of these purchases:

     Apothecary:

	Rambo	Thrifty	Newt’s	Professional	Parkway
Cash	$1,000	$—	$—	$—	$2,000
Accounts receivable	7,027	—	3,626	1,412	13,706
Inventory	350,537	161,950	395,546	398,982	2,346,569

Total current assets	358,564	161,950	399,172	400,394	2,362,275

Property and equipment	33,683	—	7,500	5,000	113,812
Intangible assets	973,990	662,960	462,209	162,415	1,062,636
Goodwill	1,192,327	—	512,185	375,000	3,822,275

Net assets acquired	$2,558,564	$824,910	$1,381,066	$942,809	$7,360,998

     SDC:

	Minority	Texas Labs	Nocturna
Accounts receivable	$—	$481,187	$210,664

Total current assets	—	481,187	210,664

Property and equipment	—	1,707,978	289,651
Intangible assets	—	—	150,000
Goodwill	998,712	881,244	1,522,475

Total assets acquired	998,712	3,070,409	2,172,790
Minority interest in net tangible assets	617,644	—	—
Less: debt assumed	—	(2,110,409)	—

Net assets acquired	$1,616,356	$960,000	$2,172,790

     The following unaudited pro forma combined results of operations for the nine months ended September 30, 2008 have been prepared as if the 2008 acquisitions had occurred on January 1, 2008:

2008
Pro forma:
Net sales	$84,477,000

Net income	$2,253,000

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that date, nor is it intended to be a projection of future results.
Note 4 – Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2008 were as follows:

	Apothecary	SDC	Total
December 31, 2007	$7,044,551	$13,203,354	$20,247,905

Business acquisitions	5,901,787	2,403,719	8,305,506
Business acquisitions – contingent consideration	142,800	—	142,800
Purchase of minority interests	—	998,712	998,712

September 30, 2008	$13,089,138	$16,605,785	$29,694,923

     As of September 30, 2008, the Company had $29.7 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
     Intangible assets as of September 30, 2008 and December 31, 2007 include the following:

					December 31,
	Useful	September 30, 2008			2007
	Life	Gross	Accumulated
	(Years)	Amount	Amortization	Net	Net
Apothecary:
Customer files	15	$7,483,136	$(598,881)	$6,884,255	$4,357,127
Covenants not to compete	3 – 5	1,469,244	(445,250)	1,023,994	801,532
SDC:
Customer relationships	15	480,000	(53,334)	426,666	450,667
Trademark	15	50,000	(1,111)	48,889	—
Covenants not to compete	3	100,000	(11,111)	88,889	—

Total		$9,582,380	$(1,109,687)	$8,472,693	$5,609,326

     Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $210,000 and $114,000, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $611,000 and $283,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended September 30,
2009	$893,000
2010	821,000
2011	798,000
2012	703,000
2013	570,000
Note 5 – Borrowings
     The Company’s borrowings by operating segment as of September 30, 2008 and December 31, 2007 are as follows:

		Maturity	September 30,	December 31,
	Rate (1)	Date	2008	2007
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625	$—
Bank line of credit	5%	July 2014	5,217,541	—
Bank line of credit, matured			—	11,905,000
Seller financing	4.1 – 7.25%	July 2009 – June 2011	5,423,661	3,385,241

		Maturity	September 30,	December 31,
	Rate (1)	Date	2008	2007
Non-compete agreements	0.0 – 7.65%	Dec. 2009 – May 2013	1,142,556	784,235

			29,187,383	16,074,476

SDC:
Senior bank debt	5%	May 2014	12,582,730	11,960,000
Bank line of credit	5%	June 2014	4,055,798	—
Bank line of credit, matured			—	438,386
Notes payable			—	862,971
Seller financing	5%	June 2009	734,126	—
Sleep center working capital notes	6.0 – 8.0%	Apr. 2010 – Aug. 2012	800,950	728,552
Short-term equipment leases	—	Sept. 2009	131,613	149,629
Capital leases	11.0 - 17.0%	Nov. 2010 - Oct. 2011	179,577	—
Notes payable on vehicles	3.0%	June 2013	110,018	28,097

			18,594,812	14,167,635

Total borrowings			47,782,195	31,742,111
Less:
Short-term debt			(865,739)	(13,993,015)
Current portion of long-term debt			(3,715,940)	(2,394,512)

Long-term debt			$43,200,516	$15,354,584

(1)	Effective rate as of September 30, 2008
     At September 30, 2008, future maturities of long-term debt were as follows:

Year ended September 30,
2009	$3,715,940
2010	2,490,792
2011	2,082,651
2012	5,121,066
2013	5,235,492
Thereafter	28,270,515
     As of September 30, 2008, the Company had availability under its $15 million bank line of credit of approximately $5.7 million. As of September 30, 2008, the Company had one outstanding letter of credit obligation in the amount of $500,000 which was issued as collateral for payment of a seller financing obligation.
Note 6 – Operating Leases
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
     The Company’s minimum rental expense for operating leases for the three months ended September 30, 2008 and 2007 was $523,195 and $234,302, respectively. The Company’s minimum rental expense for operating leases for the nine months ended September 30, 2008 and 2007 was $1,184,522 and $546,996, respectively.

     Following is a summary of the future minimum lease payments under operating leases as of September 30, 2008:

Year ended September 30,
2009	$2,035,888
2010	1,769,953
2011	1,305,739
2012	931,978
2013	626,134
Thereafter	1,599,456

Total	$8,269,148

Note 7 – Income Taxes
     Prior to December 31, 2007, the taxable income and expenses of ApothecaryRx and SDC Holdings (collectively, the reporting entity for financial reporting purposes) flowed through and was reported at the member level.
Note 8 – Capital Structure
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
     On January 11, 2008, the Company concluded a private placement of common stock and issued 599,999 shares of common stock (2,999,996 shares before effect of reverse stock split – see Note 9). The net proceeds of the private placement offering were $938,500 ($1.56 per share) after deduction of $111,500 in offering costs. In conjunction with the private placement, the Company issued common stock purchase warrants exercisable for the purchase of 90,000 common stock shares for $1.93 each.
     During January 2008, in conjunction with the closing of the Company’s private placement of common stock, the Company paid-off one of its convertible notes for $750,000 in cash and exchanged the remaining convertible note for 750,000 shares of the Company’s common stock (3,750,000 shares before effect of reverse stock split – see Note 9). In connection with the exchange of shares, the Company issued common stock purchase warrants exercisable for the purchase of 112,500 common stock shares for $1.10 each.
     During 2008, certain placement agent warrant holders exercised their warrants. These warrants were exercisable for the purchase of 291,150 common stock shares and were issued in connection with our 2003 and 2008 private placement offerings and convertible note conversion. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the exercise price ranging from $1.10 to $5.50 per share. We issued 149,723 common stock shares, $0.0001 par value, pursuant to these warrant exercises.

Note 9 – Reverse Stock Split
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
Note 10 – Stock Options and Warrants
     Information with respect to stock options and warrants outstanding follows:

		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	1,064,650	$7.15
Granted – warrants	202,500	1.47
Granted – options	155,000	4.03
Exercised	(291,150)	(2.70)
Forfeited	—	—

Outstanding at September 30, 2008	1,131,000	$6.84

Note 11 – Segment Information
     The Company operates in two reportable business segments: Apothecary and SDC. The Apothecary operating segment operates retail pharmacy stores throughout the central United States. The SDC operating segment operates sleep diagnostic testing labs in Nevada, Oklahoma and Texas. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations that primarily involve administrative activities associated with operating as a public company are identified as “Other.” Included in segment assets identified as “Other” is approximately $13.5 million in cash and cash equivalents held at the consolidated level to fund future acquisitions and other capital needs of the Apothecary and SDC operating segments.
     Reportable business segment information follows:

	Three Months Ending		Nine months Ending
	September 30,		September 30,
	2008	2007	2008	2007
Sales to external customers:
Apothecary	$22,757,053	$11,032,785	$58,132,214	$26,774,673
SDC	4,726,937	2,633,116	11,668,297	6,573,604

Total	$27,483,990	$13,665,901	$69,800,511	$33,348,277

Segment operating profit (loss):
Apothecary	$189,156	$(148,872)	$375,790	$(217,226)
SDC	507,627	18,195	1,407,616	152,047
Discontinued operations	87,696	—	118,717	—
Other	(243,365)	—	(607,453)	—

Total	$541,114	$(130,677)	$1,294,670	$(65,179)

	September 30,	December 31,
	2008	2007
Segment assets:
Apothecary	$39,848,060	$21,583,680
SDC	29,027,234	18,730,505
Discontinued operations	290,607	335,507
Other	13,439,482	482,945

Total	$82,605,383	$41,132,637

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
     SDC Holdings is organized in Oklahoma and began its operations on February 1, 2007. Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic testing labs in Nevada, Oklahoma and Texas. Our products and services are used primarily by patients with obstructive sleep apnea. These labs provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. We sell CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed pursuant to a physician’s prescription. There are minority ownership interests in our testing facilities. Many of the minority owners are physicians in the geographical area being served by the diagnostic sleep testing facility. The results of operations from our sleep diagnostic testing labs are included in our “SDC” operating segment.
Apothecary Operating Segment
     As of September 30, 2008, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our acquired and target acquisition stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.

     In our Apothecary operating segment, we derive our revenue primarily from the retail sale of prescription drugs, non-prescription over-the-counter drugs and health related products. We are unlike traditional full-line retail pharmacies in that most of our stores offer a very limited amount of what is known as “front-end” merchandise (that is, cosmetics, gift and sundry items and photographic development services). Two of our 18 pharmacies provide pharmaceutical compounded prescriptions. Compounded pharmaceuticals are physician prescribed and are specifically mixed and blended from bulk chemicals for patients’ treatment; generally for conditions that the attending physician deems are not effectively treated by manufactured pharmaceuticals available in standard formats or dosages or to which the patient has some form of sensitivity. Our pharmacies are generally located within or near hospitals and major medical complexes, and cater to patients of those healthcare providers. Other than some compounded prescriptions, our pharmacy services do not typically include intravenous infusion and injectable medications that are offered by hospital or home infusion pharmacies.
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
SDC Operating Segment
     As of September 30, 2008, we operated 14 sleep diagnosis centers in Nevada, Oklahoma and Texas. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. Some of the limited liability companies and limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
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
     Obstructive sleep apnea is considered to be one of the most common sleep problems. OSA, is a condition that causes the soft tissue in the rear of the throat to narrow and repeatedly close during sleep. Oxygen deficiency, elevated blood pressure and increased heart rate associated with OSA are related to increased risk of cardiovascular morbidity, stroke and heart attack. Additionally, OSA may result in excessive daytime sleepiness, reduced cognitive functions, including memory loss, lack of concentration, depression and irritability. According to National Heart, Lung and Blood Institute of the National Institutes of Health, approximately 80% of people in the United States who suffer from sleep apnea remain undiagnosed. Increased awareness of OSA among doctors and patients in recent years is expected to continue fueling growth of the OSA diagnostic and treatment market at an annual rate of 15% to 20%.
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
Acquisitions
     On January 2, 2008, the Graymark Acquisition was completed. Although the Graymark Acquisition was completed on January 2, 2008, we accounted for the Graymark Acquisition as though it occurred on December 31, 2007 because our shareholders approved the Graymark Acquisition in December 2007 and effectively consummated the associate change in control. As part of the Graymark Acquisition, we delivered 20,400,000 shares of our common stock (102,000,000 shares before effect of reverse stock split) to the former equity interest owners of ApothecaryRx and SDC Holdings. Roy T. Oliver and Stanton Nelson received 6,775,146 and 2,572,236 shares of common stock, respectively, (33,875,730 and 12,861,180 shares, respectively, before effect of reverse stock split) as a result of their direct and indirect equity ownership interests in ApothecaryRx and SDC Holdings. Prior to the Graymark Acquisition, Mr. Nelson served on our Board of Directors and Mr. Oliver was one of our greater than 10% shareholders.

     During the nine months ended September 30, 2008, our Apothecary and SDC operating segments completed the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller
Apothecary:
January 12, 2008	Rambo Pharmacy (“Rambo”)	$2,558,564	$1,020,215
February 29, 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 26, 2008	Newt’s Pharmacy (“Newt’s”)	1,381,066	486,209
March 26, 2008	Professional Pharmacy (“Professional”)	942,809	263,100
June 1, 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
SDC:
April 15, 2008	Minority interests in sleep centers (“Minority”)	1,616,356	617,644
June 1, 2008	Sleep Center of Waco, Ltd.,
June 1, 2008	Plano Sleep Center, Ltd. and
June 1, 2008	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 1, 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
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
Results of Operations
     The following table sets forth selected results of our operations for the three and nine months ended September 30, 2008. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic testing labs and related equipment sales. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007
Consolidated Totals

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$27,483,990	$13,665,901	$69,800,511	$33,348,277
Cost of sales and services	18,936,956	9,729,820	48,538,980	23,334,043
Operating expenses	7,268,066	3,400,574	17,294,794	8,364,930

Operating income	1,278,968	535,507	3,966,737	1,649,304
Net other (expense)	(576,244)	(498,232)	(1,602,338)	(1,255,159)

Net income before minority interests and provision for income taxes	702,724	37,275	2,364,399	394,145
Minority interests	28,595	(167,952)	(590,282)	(459,324)
Provision for income taxes	(277,901)	—	(598,164)	—

Net income (loss) from continuing operations	453,418	(130,677)	1,175,953	(65,179)
Income from discontinued operations	87,696	—	118,717	—

Net income (loss)	$541,114	$(130,677)	$1,294,670	$(65,179)

Discussion of Three Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $13.8 million during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the three months ended December 31, 2007 and the nine months ended September 30, 2008 resulted in an increase in revenue of $11.9 million and
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $1.1 million related to the three months of operations in the 3rd quarter of 2008. See the “Segment Analysis”, below, for additional information.
     Cost of sales and services increased $9.2 million during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the three months ended December 31, 2007 and the nine months ended September 30, 2008 resulted in an increase in cost of sales and services of $8.8 million and
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $0.5 million related to the three months of operations in the 3rd quarter of 2008. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $3.9 million during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $2.2 million. In addition, operating expenses at our SDC operating segment increased $1.0 million due to additional overhead needed to support increased operations and an increase in the allowance for doubtful accounts. Included in the consolidated operating expenses is approximately $0.4 million of overhead incurred at the parent-company level that includes our a public-company costs. See the “Segment Analysis” below, for additional information.
     Net other expense increased approximately $78,000 during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. The increase in net other expense was primarily due to an increase in interest expense resulting from an increase in borrowings which was offset by a reduction in the interest rate paid on our borrowings and an increase in interest income.
     Minority interests decreased approximately $197,000 during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in minority interests was primarily due to the minority interests share of additional allowances for sales adjustments and doubtful accounts, and the minority interests we purchased in April 2008, which was offset by the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own.
     Provision for income taxes was approximately $278,000 during the three months ended September 30, 2008. During the 3rd quarter of 2007, we were classified as a partnership for federal and state income tax purposes and were not subject to income tax.
     Income from discontinued operations was approximately $88,000 during the three months ended September 30, 2008 and represents the net income from our film operations that were discontinued on January 1, 2008.
     Net Income or Loss. Our operations results achieved net income of approximately $541,000 (2.0% of approximately $27.4 million of net revenues) during the third quarter of 2008, compared to a net loss of approximately $131,000 (on net revenues of approximately $13.7 million) during the 2007 third quarter.
Discussion of Nine Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $36.4 million during the nine months ended September 30, 2008 compared with the same period in 2007. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the three months ended December 31, 2007 and the nine months ended September 30, 2008 which resulted in an increase in revenue of $32.6 million,
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $1.3 million related to the four months of operations in the first nine months of 2008 and
•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of revenue of $1.0 million related to nine months of operations in 2008 versus eight months in the 1st nine months of 2007. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $25.2 million during the nine months ended September 30, 2008, compared with the same period in 2007. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during the three months ended December 31, 2007 and the nine months ended September 30, 2008 which resulted in an increase in cost of sales and services of $24.9 million,
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $0.6 million related to the four months of operations in the first nine months of 2008 and
•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of cost of sales and services of $0.3 million related to nine months of operations in 2008 versus eight months in the 1st nine months of 2007. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $8.9 million during the nine months ended September 30, 2008 compared with the same period in 2007. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $5.9 million. In addition, operating expenses at our SDC operating segment increased $1.5 million due to additional overhead required to support increased operations and an increase in the allowance for doubtful accounts. Included in the consolidated operating expenses is approximately $0.9 million of overhead incurred at the Graymark level which includes the costs of being a public company. See the “Segment Analysis” below, for additional information.
     Net other expense increased approximately $347,000 during the nine months ended September 30, 2008, compared with the same period in 2007. The increase in net other expense was primarily due to an increase in borrowings resulting from the acquisitions made by our Apothecary and SDC operating segments, which was offset by a reduction in the interest rate paid on our borrowings and an increase in interest income.
     Minority interests increased approximately $131,000 during the nine months ended September 30, 2008 compared with the same period in 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset by the minority interests share in additional allowances for sales adjustment and doubtful accounts, and the amount of minority interest ownerships we purchased in April 2008.
     Provision for income taxes was approximately $598,000 during the nine months ended September 30, 2008. During the first nine months of 2007, our operations were conducted limited liability companies that were classified as partnerships for federal and state income tax purposes and were not subject to income tax.
     Income from discontinued operations was approximately $119,000 during the nine months ended September 30, 2008 and represent the net income from our film operations which were discontinued on January 1, 2008.
     Net income was approximately $1.3 million (1.9% of approximately $69.8 million of net revenues) during the first nine months of 2008, compared to a net loss of approximately $65,000 (on net revenues of approximately $33.3 million) during the 2007 first nine months.
Apothecary Operating Segment

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$22,757,053	$11,032,785	$58,132,214	$26,774,673
Cost of sales	17,265,508	8,547,346	44,479,151	20,761,258
Operating expenses	4,804,213	2,393,745	12,113,566	5,657,997

Operating income	687,332	91,694	1,539,497	355,418
Net other (expense)	(382,242)	(240,566)	(972,556)	(572,644)

Net income (loss) before provision for income taxes	$305,090	$(148,872)	$566,941	$(217,226)

Discussion of Three Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $11.7 million during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. During the three months ended September 30, 2008, we operated 18 pharmacy locations. During the three months ended September 30, 2007, we operated 8 to 10 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $11.9 million. Revenues during the three months ended September 30, 2008 from existing (or same store) pharmacy locations decreased $0.2 million compared with the 3rd quarter of 2007. The decrease in same store revenues was primarily due to an opportunity in 2007 to resupply one of our clinic clients with a sizable amount of vaccines which did not repeat in 2008 and an increase in the percentage of generic drug prescriptions that have a lower average price per prescription. This was partially offset by an increase in the volume of prescriptions filled.
     Cost of sales increased $8.7 million during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. This increase was primarily due to the increase in pharmacy locations operated in 2008.

Cost of sales as a percentage of net revenues was 76% and 77%, respectively, during each of the three months ended September 30, 2008 and 2007.
     Operating expenses increased $2.4 million during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. This increase was primarily due to:
•	approximately $2.2 million in additional expenses associated with new pharmacy locations,
•	$0.1 million in increased costs at existing (or same store) locations and
•	$0.1 million in increased operational overhead.
     Net other expense increased approximately $142,000 during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The increase in net interest expenses was primarily due to the increase in borrowings associated with acquisitions. Total borrowings for our Apothecary operating segment were approximately $29.2 million and $15.3 million at September 30, 2008 and 2007, respectively.
     Net income or loss before provision for income taxes. Our Apothecary operating segment operations resulted in net income before provision for income taxes of approximately $306,000 (1.3% of approximately $22.8 million of net revenues) during the third quarter of 2008, compared to a net loss before provision for income taxes of approximately $149,000 (on net revenues of approximately $11.0 million) during the 2007 third quarter.
Discussion of Nine Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $31.4 million during the nine months ended September 30, 2008 compared with the same period in 2007. During the nine months ended September 30, 2008, we operated 12 pharmacy locations until February 29, 2008 when we acquired the customer files from another pharmacy which were incorporated into our existing facilities and until March 26, 2008 when we acquired two pharmacy locations for a total of 14 locations until June 1, 2008 when we acquired four additional pharmacy locations for a total of 18 locations. During the nine months ended September 30, 2007, we operated 5 to 10 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $32.6 million. Revenues during the nine months ended September 30, 2008 from existing (or same store) pharmacy locations decreased $1.2 million compared with the same period in 2007. The decrease in same store revenues is primarily due to an opportunity in 2007 to resupply one of our clinic clients with a sizable amount of vaccines which did not repeat in 2008, a reduction in the ongoing level of vaccine purchases from this same client and an increase in the percentage of generic drug prescriptions which have a lower average price per prescription. This was partially offset by an increase in the volume of prescriptions filled.
     Cost of sales increased $23.7 million during the nine months ended September 30, 2008, compared with the same period in 2007. This increase was primarily due to the increase in pharmacy locations operated in 2008. Cost of sales as a percentage of net revenues was 77% and 78%, respectively, during each of the nine months ended September 30, 2008 and 2007.
     Operating expenses increased $6.5 million during the nine months ended September 30, 2008, compared with the same period in 2007. This increase was primarily due to:
•	approximately $5.9 million in additional expenses associated with new pharmacy locations,
•	$0.1 million in increased costs at existing (or same store) locations and
•	$0.5 million in increased operational overhead.
     Net other expense increased approximately $400,000 during the nine months ended September 30, 2008, compared to the same period in 2007. The increase in net interest expenses was primarily due to the increase in borrowings resulting from pharmacy acquisitions. Total borrowings for our Apothecary operating segment were approximately $29.2 million and $15.3 million at September 30, 2008 and 2007, respectively.
     Net income or loss before provision for income taxes. Our Apothecary operating segment operations resulted in net income before provision for income taxes of approximately $567,000 (1.0% of approximately $58.1 million of net revenues) during the first nine months of 2008, compared to a net loss before provision of income taxes of approximately $217,000 (on net revenues of approximately $26.8 million) during the 2007 first nine months.
SDC Operating Segment

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$4,726,937	$2,633,116	$11,668,297	$6,573,604
Cost of sales and services	1,671,448	1,182,474	4,059,829	2,572,785
Operating expenses	1,995,699	1,006,829	4,163,099	2,706,933

Operating income	1,059,790	443,813	3,445,369	1,293,886
Net other (expense)	(269,632)	(257,666)	(731,469)	(682,515)

Net income before minority interests and provision for income taxes	790,158	186,147	2,713,900	611,371
Minority interests	28,595	(167,952)	(590,282)	(459,324)

Net income (loss) before provision for income taxes	$818,753	$18,195	$2,123,618	$152,047

Discussion of Three Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $2.1 million during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. This increase was primarily due to:
•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in net revenues of approximately $1.1 million and
•	an increase in the number of sleep studies performed, in existing locations, in the 3rd quarter of 2008, compared with the same period in 2007, resulted in an increase in net revenues of approximately $1.0 million.
     Cost of sales and services increased approximately $0.5 million during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. This increase was primarily due to the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.5 million.
     Cost of sales and services as a percent of net revenues was 35% and 45% during the three months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the increase in number of sleep studies that were performed at existing locations without substantial increase in staffing levels.
     Operating expenses increased approximately $1.0 million during the three months ended September 30, 2008, compared with the 3rd quarter of 2007. The increase in operating expenses was primarily due to additional overhead needed to support increased operations and an increase in the allowance for doubtful accounts.
     Net other expense increased approximately $12,000 during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The increase in net other expenses is primarily an increase in interest expense resulting from an increase in the total borrowings for our SDC operating segment which was offset by a reduction in the interest rate paid on borrowings.
     Minority interests decreased approximately $197,000 during the three months ended September 30, 2008 compared with the 3rd quarter of 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in minority interests was primarily due to the minority interests share of additional allowances for sales adjustments and doubtful accounts, and the minority interests we purchased in April 2008, which was offset by the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own.
     Net income or loss before provision for income taxes of our SDC operating segment was approximately $818,000 (17% of approximately $4.7 million of net revenues) during the third quarter of 2008, compared to a net income before provision for income taxes of approximately $18,000 (0.7% of approximately $2.6 million net revenues) during the 2007 third quarter.
Discussion of Nine Month Periods Ended September 30, 2008 and 2007
     Net revenues increased $5.1 million during the nine months ended September 30, 2008, compared with the same period in 2007. This increase was primarily due to:
•	the acquisition of our sleep operations on January 31, 2007 that resulted in only eight months of operations during the first nine months of 2007, compared with nine months of operations ended September 30, 2008, resulted in an increase in net revenues of approximately $1.0 million,
•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in net revenues of approximately $1.3 million and
•	an increase in the number of sleep studies performed, in existing locations, in the eight months ended September 30, 2008, compared with the same period in 2007, resulted in an increase in net revenues of approximately $2.8 million.
     Cost of sales and services increased approximately $1.5 million during the nine months ended September 30, 2008 compared with the same period 2007. This increase was primarily due to:
•	the acquisition of our sleep operations on January 31, 2007, which resulted in only eight months of operations during the first nine months of 2007, compared with nine months of operations ended September 30, 2008, resulted in an increase in cost of sales and services of approximately $0.3 million,
•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.6 million and
•	an increase in the number of sleep studies performed, in existing locations, in the eight months ended September 30, 2008, compared with the same period in 2007, resulted in an increase in cost of sales and services of approximately $0.6 million.
     Cost of sales and services as a percent of net revenues was 35% and 39% during the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the increase in number of sleep studies that were performed at existing locations without substantial increase in staffing levels.
     Operating expenses increased approximately $1.5 million during the nine months ended September 30, 2008, compared with the same period in 2007. This increase was primarily due to an increase in operating expenses associated with having nine months of operation in the first half of 2008 versus only eight months in the 1st nine months of 2007. In addition, there was an increase in overhead associated with increased operations and the allowance for doubtful accounts.
     Net other expense increased approximately $49,000 during the nine months ended September 30, 2008, compared with the same period in 2007. The increase in net other expenses was primarily due to an increase in the total borrowings for our SDC operating segment, which was offset by a reduction in the interest rate paid on borrowings.

     Minority interests increased approximately $131,000 during the nine months ended September 30, 2008, compared with the same period in 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The increase in minority interests was primarily due to the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own, which was offset by the minority interests share in additional allowances for sales adjustment and doubtful accounts, and the amount of minority interest ownerships we purchased in April 2008.
     Net income or loss before provision for income taxes of our SDC operating segment was approximately $2,124,000 (18% of approximately $11.7 million of net revenues) during the nine months of 2008, compared to a net income before provision for income taxes of approximately $152,000 (2.3% of approximately $6.6 million net revenues) during the first nine months of 2007.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at September 30, 2008 totaled approximately $17.6 million. As of September 30, 2008, we had working capital of approximately $23.6 million.
     Our operating activities during the nine months ended September 30, 2008 provided net cash of approximately $1,181,000 compared to operating activities in the first nine months of 2007 that provided approximately $919,000. The increase in cash flows used by operating activities was primarily attributable to increases in net income adjusted for non-cash items, accounts payable and accrued liabilities which was offset by an increase in accounts receivable and inventories. During the nine months ended September 30, 2008, our operating activities included net income of $1,294,670 which was increased by depreciation and amortization of $1,092,678, minority interests of $590,282, minority interests in discontinued operations of $97,653 and stock option compensation of $231,000.
     Our investing activities during the nine months ended September 30, 2008 used net cash of approximately $11.9 million compared to the 1st nine months of 2007 during which we used approximately $20.9 million for investing activities. The decrease in the cash used in investing activities was attributable to a decrease in the amount of our business acquisitions. During the nine months ended September 30, 2008, we used $11.2 million for the purchases of businesses compared to $21.9 million in the 1st nine months of 2007.
     Our financing activities during the nine months ended September 30, 2008 provided net cash of approximately $26.2 million compared to the 1st nine months of 2007 during which financing activities provided approximately $20.8 million. The increase in net cash provided by financing activities was due to proceeds from the issuance of common stock of $15.6 million, which was offset by a reduction in the amount of debt proceeds. Debt proceeds were $13.3 million during the nine months ended September 30, 2008, compared with debt proceeds of $19.0 million during the 1st nine months of 2007. Debt payments were $2.9 million during the nine months ended September 30, 2008, compared with debt payments of $0.8 million during the 1st nine months of 2007.
     We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $9.1 million as of September 30, 2008.
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
     Our future commitments under contractual obligations by expected maturity date at September 30, 2008 are as follows:

	<1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$865,739	$—	$—	$—	$865,739
Long-term debt	6,208,790	8,918,086	13,766,335	30,267,755	59,160,966
Operating leases	2,035,888	3,075,692	1,558,112	1,599,456	8,269,148

	$9,110,417	$11,993,778	$15,324,447	$31,867,211	$68,295,853

CRITICAL ACCOUNTING POLICIES
     The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2007 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for sales adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:
     Revenue recognition –
     Pharmacy product sales from our Apothecary operating segment are recorded at the time the customer takes possession of the merchandise. Customer returns are immaterial and are recorded at the time merchandise is returned.
     Sleep center services and product sales from our SDC operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for sales adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
     Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
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
     Accounts Receivable – Accounts receivable are reported net of allowances for sales adjustments, rental returns and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
     Our allowance for sales adjustments and doubtful accounts is primarily attributable to our SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We have established an allowance to account for sales adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.
     Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
     Intangible assets other than goodwill which consist primarily of customer files and covenants not to compete are amortized over their estimated useful lives. The remaining lives range from three to fifteen years. We evaluate the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
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
     SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS 160 will have on our consolidated financial statements and anticipate that shareholders’ equity will increase by the minority interest in our subsidiaries.
     SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We adopted this Statement on January 1, 2008 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

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
Item 4. Controls and Procedures and Item 4T. Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934. These internal controls over financial reporting are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures
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
     Our Chief Executive Officer and Chief Financial Officer conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were not fully effective as of the last day of the period covered by this report due to the material weakness noted below. We reported to our auditors and board of directors that, other than the changes taken to remediate the material weakness noted below, no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes, other than the material weakness noted below, in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.
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
     We have remediated the billing system issue by adding the flexibility to properly age accounts receivable which provides management with the needed information to properly monitor the level of accounts receivable and monitor the estimate of contractual allowances. In addition, we have implemented additional internal review procedures to monitor the timely follow-up on aged receivables and the effectiveness of our collection efforts. Our remediation efforts were completed during the third quarter of 2008. During the fourth quarter of 2008, we will continue to monitor our internal controls over this area.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We do not have any legal proceedings to report.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During 2008, the holders of certain placement agent warrants exercised their warrants. These warrants were exercisable for the purchase of 291,150 common stock shares and were issued in connection with our 2003 and 2008 private placements and convertible note conversion. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the exercise price ranging from $1.10 to $5.50 per share. We issued 149,723 common stock shares, $0.0001 par value, pursuant to these warrant exercises. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid. The common stock shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D. It is believed that each warrant holder qualified as an accredited investor within the meaning of Rule 501(a) of Regulation D.
Item 3. Defaults Upon Senior Securities
     We do not have any thing to report under this Item.
Item 4. Submission of Matters to a Vote of Security Holders
     We do not have any thing to report under this Item.
Item 5. Other Information.
     We do not have any thing to report under this Item.
Item 6. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2	Stock Option Agreement between E. Peter Hoffman, Jr. and Registrant , incorporated by reference to Exhibit A of Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.3	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

4.4	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.5	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

Exhibit No.	Description

4.6	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.
31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.
SIGNATURES
     In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/s/ STANTON NELSON Stanton Nelson
Chief Executive Officer

Date: November 11, 2008
	By:	/s/ RICK D. SIMPSON Rick D. Simpson
Chief Financial Officer and Controller
Date: November 11, 2008