Form 10-K
period 2008-12-31
Graymark Healthcare, Inc.
filed 2009-03-31
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $.0001, held by non-affiliates (based upon the closing transaction price on The Nasdaq Stock Market) was approximately $29,435,000.
As of March 31, 2009, 28,169,113 shares of the registrant’s common stock, $.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE    None

GRAYMARK HEALTHCARE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008
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
PART I
Item 1. Business.
Overview
     We, at Graymark Healthcare, Inc. (“Graymark”) are organized in Oklahoma. Prior to December 31, 2007, we were named Graymark Productions, Inc. and an independent producer and distributor of film entertainment content. On January 2, 2008, we completed the acquisition of ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx and SDC Holdings and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition. ApothecaryRx and SDC Holdings were collectively considered to be the acquiring entity because they were under common control prior to the Graymark Acquisition. The activities of Graymark prior to the Graymark Acquisition are not reflected in the historical financial statements because Graymark was considered to have been acquired by ApothecaryRx and SDC Holdings. Goodwill of $5,426,815 was recorded as a result of the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the Graymark Acquisition. In conjunction with the Graymark Acquisition, all former motion picture production operations of Graymark Productions were discontinued.
     On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of one-for-five shares. The effective date of the reverse split was April 11, 2008. The effect of the reverse split was a reduction of our outstanding common stock shares from 117,701,997 to 23,540,399 shares, subject to adjustment for elimination of fractional shares.
     ApothecaryRx is organized in Oklahoma and began its operations on July 3, 2006. Through ApothecaryRx, we operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. As of March 15, 2009, we operated 18 stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma. The results of operations from our retail pharmacy locations are included in our “Apothecary” operating segment.
     SDC Holdings is organized in Oklahoma and began its operations on February 1, 2007. Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders. As of March 15, 2009 we operated 14 sleep disorder diagnostic testing facilities in Nevada, Oklahoma and Texas and we managed two sleep disorder testing facilities. Our products and services are used primarily by patients with obstructive sleep apnea. These testing facilities provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines’ preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. We sell CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed pursuant to a physician’s prescription. There are minority ownership interests in some of our testing facilities. The minority owners are generally physicians in the geographical area being served by the diagnostic sleep testing facility. The results of operations from our sleep diagnostic testing facilities are included in our “SDC” operating segment.

     Historically, our strategic focus has been to grow through acquisitions in both our Apothecary and SDC operating segments. At the present time, we are projecting that the majority of our focus and resources will be on acquisitions in our SDC operating segment. We may still make acquisitions at Apothecary, but most likely they will be small in size.
Apothecary Operating Segment
     As of March 15, 2009, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. Historically, we have acquired financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.
     In our Apothecary operating segment, we derive our revenue primarily from the retail sale of prescription drugs, non-prescription over-the-counter drugs and health related products. We are unlike traditional full-line retail pharmacies in that most of our stores offer a very limited amount of what is known as “front-end merchandise” (that is, cosmetics, gift and sundry items and photographic development services). Two of our 18 pharmacies provide pharmaceutical compounded prescriptions. Compounded pharmaceuticals are physician prescribed and are specifically mixed and blended from bulk chemicals for patients’ treatment, generally for conditions that the attending physician deems are not effectively treated by manufactured pharmaceuticals available in standard formats or dosages or to which the patient has some form of sensitivity. Our pharmacies are generally located within or closely adjacent to hospitals and major medical complexes, and cater to patients of those healthcare providers. Other than some compounded prescriptions, our pharmacy services do not typically include intravenous infusion and injectable medications that are offered by hospital or home infusion pharmacies.
     We believe that our conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and pharmaceutical services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed-care organizations, insurance companies, employers and other third-party payers. The percentage of our total prescription drug sales covered by third-party plans decreased to approximately 81% in 2008 from approximately 87% in 2007.
     The national rate of growth in pharmacy retail sales is currently in the low double to single digits. This growth rate is lower than in previous years. This slowed growth is primarily attributable to the shifting of branded drugs to generic drugs along with a number of factors, including a decline in demand for hormonal replacement medications, increasing third-party plan co-payments, negative publicity surrounding certain medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet penetration. These trends, along with the continued pressure on the part of third-party plans to reduce reimbursement rates to participating providers, combined with a number of other factors, will put pressure on our organic growth and profitability as drug and labor cost inflation offset same store sales growth.
     All of our pharmacies operate on a standardized computer platform. The computer platform we use is commercially available and represents modest investment but it allows for standardized pricing models, comparison of site metrics, low cost training and ease of reporting. Our pharmacy computer system profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer platform also expedites transactions with third-party plans by electronically transmitting prescription information directly to the third-party plan and providing on-line adjudication. At the time a prescription is filled, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of the administrative burden related to the billing and collection of receivables and related costs.

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
     Our Apothecary operating segment uses its internet presence to meet the needs of two target constituencies. Our interactive website, www.apothecaryrxllc.com, is focused toward independent retail pharmacy owners that want to sell their pharmacy and are looking for options. This website gives these owners general and contact information about ApothecaryRx. Additionally most of the acquired stores have a store specific website through which store customers can refill prescriptions, purchase over-the-counter medications and healthcare products and ask questions about store services or medications. For stores that do not have a website, we help them launch one. The store based internet strategy has been to use the websites as an additional vehicle to deliver superior customer service, further supporting our strength as a “brick-and-mortar” retailer. While sales generated on the websites to date have been immaterial to our business overall, we believe our websites better position us to mitigate some of the adverse impact of mail-order and internet-based pharmacy distributors.
SDC Operating Segment
     As of March 15, 2009, we operated 14 sleep diagnosis centers in Nevada, Oklahoma and Texas and we operated two sleep diagnosis centers under management agreements. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. The limited liability companies and some of the limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
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
     Obstructive sleep apnea is considered to be one of the most common sleep problems. OSA, is a condition that causes the soft tissue in the rear of the throat to narrow and repeatedly close during sleep. Oxygen deficiency, elevated blood pressure and increased heart rate associated with OSA are related to increased risk of cardiovascular morbidity, stroke and heart attack. Additionally, OSA may result in excessive daytime sleepiness, reduced cognitive functions, including memory loss, lack of concentration, depression and irritability. According to the National Heart, Blood and Lung Institute, it is estimated that 12 million Americans have obstructive sleep apnea.
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
     The primary product we sell is a continuous positive airway pressure system, commonly referred to as CPAP system, that consists of a compact flow generator connected to a dual-port, air-filled cushion face mask and are used as therapy for obstructive sleep apnea. The face mask is attached to a single-patient use positive end expiratory pressure valve designed to maintain positive airway pressure with the objective of increasing patient comfort and acceptance of the treatment. The CPAP systems provide a non-invasive and more comfortable way for treating obstructive sleep apnea.
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
Mergers and Acquisitions
     On January 2, 2008, the Graymark Acquisition was completed. Although the Graymark Acquisition was completed on January 2, 2008, we have accounted for the Graymark Acquisition as though it occurred on December 31, 2007 because our shareholders approved the Graymark Acquisition in December 2007 and in effect consummated the change in control. As part of the Graymark Acquisition, we delivered 102,000,000 shares of our common stock (20,400,000 shares after giving effect to 1 for 5 stock split) to the former equity interest owners of ApothecaryRx and SDC Holdings. Mr. Roy T. Oliver and Mr. Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock (6,775,146 and 2,572,236 shares after giving effect to 1 for 5 reverse split), respectively, as a result of their direct and indirect equity interests in ApothecaryRx and SDC Holdings. Prior to the Graymark Acquisition, Mr. Nelson served on our Board of Directors and Mr. Oliver was one of our greater than 10% shareholders.
     For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities because they were under common control. The historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the Graymark Acquisition. Motion picture activities of Graymark prior to the Graymark Acquisition are no longer reflected in the historical financial statements appearing elsewhere in this report. Goodwill of $5,426,815 was recorded in connection with the Graymark Acquisition reflecting the fair market value of common stock issued and liabilities assumed in excess of Graymark’s identifiable assets at the date of the merger.
     During the period from January 1, 2007 to February 28, 2009, our Apothecary and SDC operating segments completed the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired(1)	Price	Seller
Apothecary:
January 2007	Cox Pharmacy (“Cox”)	$2,450,500	$1,140,000
March 2007	Bolerjack Discount Drug (“Bolerjack”)	2,136,500	650,000
May 2007	Corner Drug (“Corner”)	2,797,017	—
August 2007	Barnes Pharmacy and Barbs Gifts (“Barnes”)	2,329,688	920,000
October 2007	Wolfs Wayzata Pharmacy (“Wolfs”)	1,014,292	271,250
January 2008	Rambo Pharmacy (“Rambo”)	2,558,564	1,020,215
February 2008	Thrifty White Store 726 (“Thrifty")(2)	824,910	99,444
March 2008	Newt's Pharmacy (“Newt's”)	1,381,066	486,209
March 2008	Professional Pharmacy (“Professional”)	942,809	263,100
June 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
November 2008	Hardamon Drug (“Hardamon”)(2)	253,362	44,821
SDC:
January 2007	Otter Creek Investments, LLC (“Otter Creek”)	14,950,000	—
April 2008	Minority interests in sleep centers (“Minority”)	1,616,356	—
June 2008	Sleep Center of Waco, Ltd.,
June 2008	Plano Sleep Center, Ltd. and
June 2008	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190

(1)	All of the acquisitions were asset purchases, other than the acquisition of Nocturna Sleep Center, LLC, which was an entity purchase.

(2)	These were acquisitions of customer files only. The purchased customer files were incorporated into one of our existing locations.
     In connection with the acquisitions during 2008 and 2007, our Apothecary operating segment recorded goodwill of $9,783,179 and intangible assets of $7,688,741 consisting of covenants not to compete having a value of $1,168,445 (amortizable over the period of the covenants not to compete, three to five years) and customer lists of $6,520,296 (amortizable over 5 to 15 years).
     In connection with the acquisitions during 2008 and 2007, our SDC operating segment recorded goodwill of $16,809,785 and intangible assets of $630,000 consisting of covenants not to compete having a value of $100,000 (amortizable over the period of the covenants not to compete, three years), customer lists of $480,000 (amortizable over 15 years) and trademarks of $50,000 (amortizable over 15 years).
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
     In evaluating whether goodwill is impaired, we must compare the fair value of the operating unit to which the goodwill is assigned to the operating unit’s carrying amount, including goodwill. The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies’ data. If the carrying amount of the operating unit (i.e., pharmacy or sleep center laboratory) exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.
     Our evaluation of goodwill completed during 2008 resulted in no impairment losses. In 2007, our annual impairment tests resulted in a non-cash impairment charge of $5,426,815 and $204,000 related to write-downs of the goodwill attributable to the Graymark Acquisition and our SDC operating segment, respectively. The impairment of goodwill related to the Graymark Acquisition was due to the discontinuance of our film production activities. The impairment of goodwill related to our SDC operating segment was due to the financial performance of one of our sleep testing facilities in Texas.
Pharmacy Store Operations
     Our retail pharmacy stores range in size from under 500 to 5,000 square feet, with an average of 2,500 square feet per store. Each store is designed to facilitate customer movement and convenience. We believe that their shelf configurations allow customers to find merchandise easily and allow store managers, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly.
     We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores are generally open six days per week. However, store operating hours, including opening on Sundays may be utilized when warranted by customer need and or market competition. All of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by a store pharmacy manager and one or more non pharmacist department managers.
Sleep Centers and Clinics
     Our sleep center and clinic facilities typically accommodate 2 to 8 patients per night. At these facilities, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders. If a patient is determined to suffer from obstructive sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient. A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems. During sleep testing, the activities that occur in a patient’s body during sleep, including brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements, are monitored by small electrodes and sensors applied to the patient. These functions can be normal while the individual is awake, but abnormal during sleep. All of this information is transmitted from the equipment being worn to a special recorder that saves these measurements for technicians to compile into a sleep report. The referring physician receives a sleep report that includes an interpretation, by a physician who is board certified in sleep medicine and who is typically affiliated with us, of the data and a diagnosis of any sleep related problem.
     Our sleep centers and clinics are a combination of free standing sleep diagnostic centers and clinics that are affiliated with hospitals and other medical complexes. Those centers and clinics that are affiliated with hospitals and other medical complexes provide us with direct access to patients at the point of diagnosis. We believe that the knowledge derived from our centers and clinics enable us to improve our sleep diagnostic services and treatment and sell sleep disorder and personal ventilation products.

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
Pharmacy Purchasing and Distribution
     After purchase of a retail pharmacy, we generally shift all drug, over the counter and health and beauty aids purchases to a nationally negotiated long-term contract with a distribution company. Approximately 89% of our pharmacy inventory at December 31, 2008 was purchased through this national agreement. This percentage will increase as the stores sell the pre-acquisition inventory.
Sleep Disorder Product Supplier Relationships
     We purchase our sleep disorder and personal ventilation products from Nelcor Puritan Bennet, Fisher & Paykell, Respironics, Resmed and others. Generally these products are purchased on terms ranging from a net 30-day payment to long-term purchase agreements.
     If the supply of these sleep disorder products should be interrupted for any reason, we would seek to find alternative suppliers. In this event, we may experience disruption in our sales of sleep disorder products. While there are one or more alternate suppliers, there is no assurance that, in the event of an interruption or cessation, we could, in fact, obtain its sleep disorder products of equal quality and functionality and in a quantity and at a cost that would not have a material adverse effect on its business and operating results. We maintain a limited inventory of sleep disorder products to lessen the impact of any temporary supply disruption.
Advertising and Promotion
     We regularly promote key pharmacy items at reduced retail prices during promotional periods. In some pharmacy stores, we use store window banners and in-store signs to communicate savings and value to shoppers. We usually do not rely on distributed print media to promote our stores.
     We regularly promote sleep health issues and our sleep testing facilities through radio commercials and billboard displays. We also use direct marketing representatives to market to area physicians about our sleep services.
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
Sleep Disorder Diagnostic and Treatment Competition
     Competition within the sleep disorder diagnostic and treatment market is intense. The principal basis for competition in the market include price, quality, patient or client service, and achieved treatment results. We believe that our services and products compete favorably with respect to these factors. We compete with healthcare providers that provide similar services, including hospitals operated “for profit” or “not for profit,” and offer for sale sleep disorder products, including the manufacturers of those products, many of which have greater financial and marketing resources, broader business segments or both. Our primary competitors include the following entities and their affiliates: Apria Healthcare, Lincare Holdings, various hospitals and locally maintained sleep centers, and durable medical equipment suppliers.
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
     With respect to our sleep centers, there has been a trend developing to require facilities that provide sleep diagnostic testing to become accredited by the American Academy of Sleep Medicine as well as additional credentialing for physicians diagnosing sleep studies and the licensing of technical personnel to perform diagnostic testing procedures. As of March 15, 2009, two of our sleep centers have been accredited by the American Academy of Sleep Medicine. We are actively working on having our other sleep centers accredited. We believe we will have the remaining centers accredited by mid-2010.
Medicare and Medicaid
     Our pharmacies and sleep centers operate under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and Medicare.
     We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals (i.e., private-pay). During 2008, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 40% managed care organizations, 41% Medicaid/Medicare and 19% private-pay. During 2008, our sleep center payer mix, as a percentage of total sleep center revenues, was approximately 94% managed care organizations, 6% Medicaid/Medicare and less than 1% private-pay. Pricing for private-pay patients is based on prevailing regional market rates.
     Federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 or the Medicare Drug Act, that created the Medicare Part D benefit that became effective on January 1, 2006. The effect of the Medicare Drug Act and the Medicare Part D benefit on our business currently remains uncertain. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy and sleep center operations.
     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy and sleep center operations. There is no assurance that payments for pharmaceuticals, sleep testing services and durable medical equipment under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit.

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
     Although we believe that our relationships with vendors, physicians, and other potential referral sources comply with Fraud and Abuse laws, including the federal anti-kickback statute, the Department of Health and Human Services has acknowledged in its industry compliance guidance that many common business activities potentially violate the anti-kickback statute. There is no assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the Fraud and Abuse laws.
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
     Furthermore, private individuals may bring “whistle blower” (“qui tam”) suits under FCA, and may receive a portion of amounts recovered on behalf of the federal government. These actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of FCA. Several federal district courts have held that FCA may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.
     In addition to FCA, the federal government has other civil and criminal statutes that may be utilized if the Department of Justice suspects that false claims have been submitted. Criminal provisions that are similar to FCA provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by FCA. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

     We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.
Drug Utilization Review
     The Omnibus Budget Reconciliation Act of 1990 (“OBRA 90”), establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review (“DUR”), requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical and drug reaction history and to keep notes relevant to an individual’s drug therapy. We believe our pharmacists provide the required drug use consultation with their customers.
Healthcare Information Practices
     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services (“DHHS”) has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies and sleep centers achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information. In addition, we have fully implemented the required uniform standards governing common healthcare transactions. Finally, we have taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule.
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
     Currently there is substantial uncertainty regarding near-term and long-term healthcare reform initiatives, if any, that will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. We provide no assurances that future healthcare or budget legislation or other changes, including those referenced above, will not materially adversely impact our pharmacy business.
Third-Party Reimbursement
     The cost of medical care in the United States and many other countries is funded substantially by government and private insurance programs. We receive payment for our products or services directly from these third-party payors and our continued success is dependent upon the ability of patients and their healthcare providers to obtain adequate reimbursement for those products and sleep disorder diagnostic services. In most major markets, our services and supplies are utilized and purchased primarily by patients suffering from obstructive sleep apnea. Patients are generally covered by private insurance. In those cases, the patient is responsible for his or her co-payment portion of the fee and we invoice the patient’s insurance company for the balance. Billings for the products or services reimbursed by third-party payors, including Medicare and medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from the third-party payors. In hospitals, we contract with the hospital on a “fee for service” basis and the hospital assumes the risk of billing.
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
Minimum Wage Requirements
     We are impacted by recent legislation in states that increase the minimum hourly wages to $7.25 on July 25, 2009. While the increase in minimum hourly wages impacts our cost of labor, most of our employees are skilled and are already above the minimum hourly wage level. Additionally, we believe we can offset a significant portion of any cost increase through initiatives designed to further improve labor efficiency.
Employees
     As of December 31, 2008, we had 342 full-time employees including 7 corporate level employees, 195 employees at our Apothecary operating segment and 140 employees at our SDC operating segment. Our Apothecary and SDC operating segments also have 96 and 11 part-time employees, respectively. Our Apothecary operating segment has contracted with a national professional employer organization (“PEO”) through which its employees, managers and executives are employed. We lease these employees from the PEO for a fee. Our employees are not represented by a labor union.
     Our future performance depends in significant part upon the continued service of our key management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.
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
Forward-looking statements are included in this report.
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
     We operate in highly competitive markets. Our pharmacies compete with national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors include CVS, Rite Aid, Wal-Mart, Target and Walgreens. In addition, other chain stores may enter market areas in which we operate and become significant competitors in the future. Many of our competitors have greater financial and other resources than we have. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence within our market areas, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. In addition to competition from the drugstore chains, we also compete with hospitals, health maintenance organizations and Canadian imports.
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
Our pharmacy and sleep diagnostic center operations are concentrated in six states and may be adversely affected by the economic conditions within the particular state or the metropolitan area served.
     Our pharmacies are located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma and our sleep diagnostic centers are located in Texas, Nevada and Oklahoma. We are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting these states, including the regulatory environment, the cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, and geopolitical factors including terrorism. A prediction of the future economic conditions in the states with certainty is not possible. During an economic downturn, our revenues and profitability could be materially adversely affected because of, among other things, a reduction in the size of the workforce in a state or the metropolitan area serviced by a pharmacy or sleep center, reduced income levels, a resulting increase in shrinkage or a decline in population growth. Our pharmacies and sleep centers located in the more urbanized or metropolitan markets (level one and two markets, including Las Vegas and Chicago) may experience a higher rate of population shrink compared to the less densely populated markets (level three and lower markets). Furthermore, our operating results may be negatively affected by increased labor costs associated with the ongoing shortage of pharmacists or qualified technicians within the areas served by the pharmacies or sleep centers and to a much lesser extent the increase in minimum wage rates. Any other unforeseen events or circumstances that affect the area could also materially adversely affect our revenues, profitability, financial condition and working capital liquidity.
Government and private insurance plans may further reduce or discontinue healthcare reimbursements which could result in reductions in our revenue and operating margins.
     A substantial portion of the costs of medical care in the United States is funded by managed care organizations, insurance companies, government funded programs, employers and other third-party payers, which are collectively referred to as “third-party plans.” These plans continue to seek cost containment. If this funding were to be further reduced in terms of coverage or payment rates or become unavailable to our pharmacy customers or sleep disorder patients, our business will be adversely affected. Furthermore, managed care organizations and insurance companies are evaluating approaches to reduce costs by decreasing the frequency of treatment or the utilization of the device or product. These cost containment measures have caused the decision-making function with respect to purchasing to shift in many cases from the physician to the third-party plans or payors, resulting in an increased emphasis on reduced price, as opposed to clinical benefits or a particular product’s features. Efforts by U.S. governmental and private payors to contain costs will likely continue. Because we generally receive payment for our pharmacy sales and sleep diagnostic services and related products directly from these third-party plans, our business operations are dependent upon our ability to obtain adequate and timely reimbursement for our pharmacy sales and sleep diagnostic services and related products.
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
     Our pharmacy sales, which are lower-margin than front-end store sales, represent a substantial percentage of our total revenue. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 94% of total pharmacy store sales in 2008 and approximately 93% of total sales in 2007. Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure from third-party plans seeking cost containment. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. These factors and other factors related to pharmacy sales had a negative impact on our pharmacy sales in 2008 and could continue to have a negative impact in the future.
The continued conversion of prescription drugs to over-the-counter medications will result in reduced pharmacy sales.
     The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales and customers may seek to purchase those medications at non-pharmacy stores, including discount retail stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy and front-end product mix.
Changes in reimbursement levels for prescription drugs and sleep diagnostic services and related products continue to reduce our margins and could have a material, adverse effect on our overall operating results.
     During 2008 and 2007, we were wholly or partially reimbursed by third-party plans for approximately 81% and 87% of the prescription drugs that we sold during 2008 and 2007, respectively, and 99% of our 2008 and 2007 revenue from sleep diagnostic services and product sales. The percentage of prescription sales revenues reimbursed by third-party plans has been increasing, and we expect that percentage to continue to increase. These prescription sales and sleep diagnostic revenue reimbursed by third-party plans, including Medicare and Medicaid plans, in general have lower gross margins compared to sales or services paid outside a third-party plan. Third-party plans may not increase reimbursement rates sufficiently to offset expected increases in the costs of our pharmaceuticals and sleep related products, as well as general costs of operations, thereby reducing our margins and adversely affecting our profitability. In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.
     In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations. During 2008 and 2007, 41% and 43%, respectively, of our total prescription sales and 6% and 7% of our sleep diagnostic revenues, during 2008 and 2007, were attributable to Medicaid and Medicare reimbursement. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates as part of healthcare cost containment.
     The Medicare Drug Act, enacted in 2003, created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third-party plans and became effective in 2006. Sales to those customers represented 32% and 39% of our total pharmacy revenue during 2008 and 2007, respectively. This revised Medicare coverage is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third-party plan reimbursement.

Our failure to comply with all of the government regulations may result in substantial reimbursement obligations, damages, penalties, injunctive relief or exclusion from participation in federal or state healthcare programs.
     Our pharmacy and sleep diagnostic operations are subject to a variety of complex federal, state and local government laws and regulations, including federal and state civil fraud, anti-kickback and other laws. We endeavor to structure all of our relationships to comply with these laws. However, if any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including suspension of payments from government programs, loss of required government certifications, loss of authorizations to participate in or exclusion from government reimbursement programs (including Medicare and Medicaid programs), loss of licenses, and significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements. Also, violations of federal, state, and common law privacy protections could give rise to significant damages, penalties, or injunctive relief.
     Federal and state laws require our pharmacists to offer counseling, without additional charge, to its customers regarding medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Additionally, we are subject to federal and state regulations relating to our pharmacy operations, including purchasing, storing and dispensing of controlled substances.
We rely on primary suppliers of pharmaceutical and sleep related products to sell their products to us on satisfactory terms and a disruption in our relationship with these suppliers could have a material, adverse effect on our business.
     We are dependent on merchandise vendors to provide pharmaceutical and sleep disorder related products for our resale. The largest of the pharmaceutical supplies is Cardinal Healthcare, Inc., which supplied approximately 89% and 71% of our pharmaceutical products during 2008 and 2007, respectively. Our largest sleep product supplier is Fisher & Paykel Healthcare, which supplied approximately 44% and 80% of our sleep supplies in 2008 and 2007, respectively. In our opinion, if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of our needs, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to our business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.
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
     Our success depends to a large extent on the continued service of our executive officers. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.
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
     Both of our operating segments (Apothecary and SDC) have grown primarily through acquisitions. We intend to continue to grow incrementally through acquisitions with our current focus primarily on sleep center acquisitions. As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.
     The success of our growth strategy will also depend on a number of other factors, including:
•	economic conditions;

•	competition;

•	consumer preferences and purchasing power;

•	financing and working capital requirements;

•	the ability to negotiate store leases on favorable terms; and

•	the availability of new store locations at a reasonable cost.

     Even if we succeed in acquiring established sleep centers as planned, those acquired facilities may not achieve the projected revenue or profitability levels comparable to those of currently owned centers in the time periods we estimate or at all. Moreover, our newly acquired sleep centers may adversely affect the revenues and profitability of our existing locations and other operations. The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.
The goodwill acquired pursuant to our acquisition of pharmacies and sleep centers may become impaired and require a write-down and the recognition of a substantial impairment expense.
     At December 31, 2008, we had approximately $29.7 million in goodwill that was recorded in connection with the acquisition of our pharmacies and sleep centers during 2006, 2007 and 2008. In the event that this goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in which case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
We require a significant amount of cash flow from operations and third-party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.
     We may not be able to generate sufficient cash flows from operations, and future borrowings may not be available to us under existing loan facilities or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We anticipate the need for substantial cash flow to fund future acquisitions of additional sleep centers. In addition, we may need to refinance some or all of its current indebtedness at or before maturity.
     We incurred indebtedness with an outstanding balance at December 31, 2008 of approximately $39.5 million to fund the acquisition of our existing pharmacies and sleep centers. This indebtedness requires quarterly accrued interest payments at floating variable interest rates (4.0 to 5.0% interest rate at December 31, 2008) and quarterly principal payments beginning in September 2011. The quarterly principal payments will be calculated on a seven year amortization based on the unpaid principal balance on June 1, 2011.
     At December 31, 2008, we had total liabilities of approximately $58.8 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis . There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of its future business growth strategies or expenditure plans.
The public market prices and values of our common stock or redeemable warrants may fluctuate widely.
     In any developed market for our common stock the market prices may be subject to significant fluctuations in response to, and may be adversely affected by
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
     As of March 31, 2009, we have 471,240,284 shares of our common stock and 10,000,000 shares of preferred stock available for issuance. We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors. The sale of these shares may result in substantial dilution to our shareholders. Also the preferred stock may have rights superior to those of our common stock. These stock issuances may adversely affect the market price or value of our common stock.
Item 1B. Unresolved Staff Comments.
     Since June 30, 2008, we have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that remain unresolved.
Item 2. Properties.
Facilities
     Our corporate headquarters and offices and the executive offices of our SDC operating segment are located at 210 Park Avenue, Suite 1350, Oklahoma City, Oklahoma. These office facilities consist of approximately 9,700 square feet and are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC. Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.
     As of December 31, 2008, we operated 18 pharmacies in Colorado, Illinois, Minnesota, Missouri and Oklahoma. Each pharmacy location is occupied under multiple-year (or long-term) lease arrangement requiring monthly rental payments. The following table presents as of December 31, 2008 the locations, date of acquisition, annual rental payments, total rent payable under the leases, and lease expiration dates of occupancy leases of each pharmacy.

		Occupancy Lease Information
			Total	Lease
Pharmacy Locations	Date	Annual	Rent	Expiration
(City and State)	Opened(1)	Rent	Payable(2)	Date
Colorado:
Sterling (contains two locations)	Aug. 2007	$90,750	$358,500	Oct. 2012
Illinois:
Decatur	Jan. 2008	42,000	376,250	Jan. 2018
Glencoe	Jun. 2008	132,547	279,031	Jan. 2011
Chicago	Jun. 2008	73,728	985,348	Dec. 2018
Wilmette	Jun. 2008	95,832	167,706	Oct. 2010
Chicago	Jun. 2008	70,875	421,896	Jun. 2014
Minnesota:
St. Cloud	Nov. 2006	11,400	19,950	Sep. 2010
St. Cloud	Nov. 2006	16,368	113,212	Dec. 2015
Red Wing	May 2007	63,780	217,915	May 2012
Red Wing	May 2007	16,200	48,600	Dec. 2011
Wayzata	Oct. 2007	44,826	82,956	Oct. 2010
Missouri:
Mountain View	Mar. 2007	24,000	193,000	Feb. 2017
Okahoma:
Norman	Jul. 2006	22,620	56,550	May 2011

		Occupancy Lease Information
			Total	Lease
Pharmacy Locations	Date	Annual	Rent	Expiration
(City and State)	Opened(1)	Rent	Payable(2)	Date
Tahlequah	Jan. 2007	24,000	74,000	Dec. 2011
Keys	Jan. 2007	14,400	14,400	May 2009
Guthrie	Mar. 2008	42,000	84,000	Dec. 2010
Oklahoma City	Mar. 2008	39,389	75,496	Nov. 2010

Total		$824,715	$3,568,810

(1)	Date lease was assumed from predecessor.

(2)	Total rent payable through the end of the lease term.
     Our Apothecary operating segment executive offices, located at 5500 Wayzata Boulevard, Suite 210, Golden Valley, Minnesota 55416 and consisting of 3,000 square feet, are occupied under a multiple-year (or long-term) lease arrangement that expires February 2010. The annual rental payments under the lease arrangement is $90,192.
     As of December 31, 2008, we operated 13 sleep diagnosis centers in Nevada, Oklahoma and Texas. Each location is occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments. The following table presents as of December 31, 2008, the locations, date of opening, annual rental payments, total rent payable under the leases, and lease expiration dates of occupancy leases of each sleep center or clinic.

		Occupancy Lease Information
			Total	Lease
Sleep Center and Clinic	Date	Annual	Rent	Expiration
(City and State)	Opened(1)	Rent	Payable(2)	Date
Nevada:
Charleston	Jun. 2008	$60,560	$105,980	Oct. 2010
Henderson	Jun. 2008	211,725	809,690	Dec. 2013
Oklahoma:
Tulsa — Midtown	Oct. 2004	33,600	82,000	Aug. 2012
Tulsa — South	Apr. 2006	60,932	121,865	Dec. 2010
Oklahoma City	Apr. 2004	112,769	648,420	Sep. 2014
Edmond	Dec. 2003	18,333	18,333	Month-to-month

Texas:
Southlake — Keller	Nov. 2006	82,695	480,861	Jul. 2013
McKinney	Feb. 2007	111,580	316,810	Sep. 2011
Plano	Jun. 2007	42,370	144,771	May 2012
Granbury	Aug. 2007	55,080	128,880	Apr. 2011
Bedford	Jun. 2008	67,572	270,300	Dec. 2013
Waco	Jun. 2008	131,730	1,247,225	Jan. 2018
Willow Bend	Jun. 2008	60,000	265,000	May. 2013

Total		$1,048,946	$4,640,135

(1)	Date center was opened or lease was assumed from predecessor.

(2)	Total rent payable through the end of the lease term.

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
Item 4. Submission of Matters to a Vote of Security Holders.
     On November 28, 2008, certain of our shareholders owning 15,851,062 shares representing 57.5% and a majority of our outstanding common stock shares consented to the election of our directors, the approval and adoption of the Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan and the ratification and appointment of Eide Bailly LLP as our independent accounting firm for fiscal 2008 as reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008 and as described in our Definitive Information Statement on Schedule 14C filed on December 5, 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Reverse Split
     On March 13, 2008, our board of directors approved a reverse split of our common stock at a ratio of one-for-five shares. The effective date of the reverse split was set as April 11, 2008. The effect of the reverse split reduced our outstanding common stock shares from 117,701,997 to 23,540,399 shares as of the date of the reverse split.
Market
     Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol GRMH. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low sale prices of our common stock during the calendar quarters presented as reported by the Nasdaq and OTC Bulletin Board for the periods prior to our listing on Nasdaq . Prices prior to our reverse split in April 2008 have been adjusted to give effect to the one-for-five reverse stock split.

	Bid Price
	Common Stock
Quarter Ended	High	Low
December 31, 2008	$4.91	$1.25
September 30, 2008	$8.00	$3.90
June 30, 2008	$9.00	$3.90
March 31, 2008	$5.25	$3.00
December 31, 2007	$3.75	$1.35
September 30, 2007	$2.25	$1.25
June 30, 2007	$3.45	$1.35
March 31, 2007	$2.25	$1.10
     On March 26, 2009, the closing bid price of our common stock as quoted on Nasdaq was $1.94.
     The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by

•	variations in quarterly operating results,

•	changes in earnings estimates by analysts,

•	developments in the retail pharmacy and sleep center industries,

•	announcements and introductions of product or service innovations, and

•	general stock market conditions.
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
Holders of Equity Securities
     As of November 28, 2008, we have approximately 400 owners of our common stock shares, 150 record owners and approximately 250 owners in street name.
Unregistered Sales of Equity Securities
     During the three months ended December 31, 2008, we awarded restricted stock awards of 150,000 common stock shares under and pursuant to our Long-Term Incentive Plan. On November 29, 2008, we issued 20,000 common stock shares to two employees at $3.85 per share. These shares will vest in November 2009. On December 15, 2008, we issued 30,000 common stock shares to Rick D. Simpson, our Chief Financial Officer, and 100,000 common stock shares to Joseph Harroz Jr., our President, Chief Operating Officer and one of our Directors, at $1.54 per share. These shares will vest in two 50% installments in July 2009 and 2010. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid. The common stock shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.
     All of our other equity securities sales during 2008 have been previously reported in the Quarterly Reports on Form 10-Q and in a Current Report on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth as of December 31, 2008, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2008 Long-Term Incentive Plan, 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

	Number of
	Securities to be		Number of
	issued upon		securities remaining
	exercise of	Weighted-average	available for future
	outstanding	exercise price of	issuance under
	options, warrants	outstanding options,	equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	9,091	$3.85	2,860,909
2003 Stock Option Plan	28,000	$4.57	32,000
2003 Non-Employee Stock Option Plan	32,000	$4.57	28,000

Equity compensation plans not approved by security holders:
Warrants issued to SXJE, LLC	300,000	$2.50	—
Warrants issued to ViewTrade Financial and its assigns	66,512	$1.65	—
Options issued to employees	60,000	$3.75	—
Options issued to directors	60,000	$3.75	—
Options issued in acquisition of Texas Labs	35,000	$5.00	—

Total	590,603		2,920,909

Item 6. Selected Financial Data.
     We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     We are a diversified medical company that owns and operates independent pharmacies that serve the needs of local markets (through our Apothecary operating segment) and diagnostic sleep centers that treat a wide range of sleep disorders, and a medical equipment company that provides both disposable and durable medical equipment (through our SDC operating segment).
     The following table summarizes our locations as of December 31, 2008, 2007 and 2006 by operating segment:

	Number of Locations
Location Type	2008	2007	2006
Apothecary:
Pharmacies	18	11	3

SDC:
Sleep centers	13	9	—
Managed sleep centers	1	1	—

Total	32	21	3

     The following table summarizes unit sales and other operating statistics for the years ended December 31, 2008 and 2007 by operating segment:

	2008	2007
Apothecary:
Scripts filled	1,417,032	955,559

% of scripts filled — generic	65%	67%
% of scripts filled — brand	35%	33%
SDC:
Sleep studies performed	8,842	5,299

CPAP units sold	1,752	1,332

     Historically, our strategic focus has been to grow through acquisitions in both our Apothecary and SDC operating segments. At the present time, we are projecting that the majority of our focus and resources will be on acquisitions in our SDC operating segment. We may still make acquisitions at Apothecary, but most likely any acquisition will be small in size.
Results of Operations
     The following table sets forth selected results of our operations for the years ended December 31, 2008 and 2007. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic testing facilities. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.
Comparison of 2008 and 2007
Consolidated Totals

	For the Years Ended
	December 31,
	2008	2007
Net revenues	$96,621,322	$50,317,971
Cost of sales and services	67,803,667	35,056,584
Operating expenses	25,390,156	12,333,342
Impairment of goodwill	—	204,000

Operating income	3,427,499	2,724,045
Net other (expense)	(2,055,063)	(1,788,897)

Net income before minority interests and provision for income taxes	1,372,436	935,148
Minority interests	(552,970)	(664,862)
Provision for income taxes	(136,000)	—

Net income from continuing operations	683,466	270,286
Income (loss) from discontinued operations, net of taxes	60,932	(5,426,815)

Net income (loss)	$744,398	$(5,156,529)

Discussion of Years Ended December 31, 2008 and 2007
     Net revenues increased $46.3 million (a 92% increase) during 2008 to $96.6 million from $50.3 million in 2007. The increase in net revenues was primarily due to:

•	the seven acquisitions made by our Apothecary operating segment during 2008, which resulted in an increase in revenue of $27.1 million;
•	the six acquisitions made by our Apothecary operating segment during 2007 resulted in an increase of revenue of $13.5 million related to a full 12 months of operations during 2008 versus operations in 2007 ranging from three to 12 months;
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $2.2 million related to the seven months of operations in 2008;
•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of revenue of $0.9 million related to 12 months of operations in 2008 versus 11 months in 2007; and
•	an increase in the number of sleep studies performed, in existing locations, during 2008, compared with 2007, resulted in an increase in net revenues of approximately $2.6 million.
See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $32.7 million (a 93% increase) during 2008 to $67.8 million from $35.1 million in 2007. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 which resulted in an increase in cost of sales and services of $20.3 million;
•	the six acquisitions made by our Apothecary operating segment during 2007 resulted in an increase of cost of sales and services of $10.3 million related to a full 12 months of operations during 2008 versus operations in 2007 ranging from three to 12 months;
•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $1.0 million related to the seven months of operations in 2008;
•	the acquisition made by our SDC operating segment on January 31, 2007 resulted in an increase of cost of sales and services of $0.3 million related to 12 months of operations in 2008 versus 11 months in 2007; and.
•	an increase in the number of sleep studies performed, in existing locations, during 2008, compared with 2007, resulted in an increase in cost of sales and services of approximately $0.8 million.
See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $13.1 million (a 106% increase) to $25.4 million during 2008 from $12.3 million in 2007. The increase in operating expenses was partly due to the acquisitions made by our Apothecary and SDC operating segments which resulted in an increase in operating expenses of $7.5 million and $1.0 million, respectively. In addition, operating expenses at our SDC operating segment increased $1.2 million due to additional overhead required to support increased operations and an increase in the allowance for doubtful accounts. Included in the consolidated operating expenses is approximately $2.1 million of overhead incurred at our corporate parent level which includes the costs of being a public company. See the “Segment Analysis” below, for additional information.
     Net other expense increased approximately $266,000 (a 15% increase) to $2.1 million during 2008 from $1.8 million in 2007. The increase in net other expense was primarily due to an increase in borrowings resulting from the acquisitions made by our Apothecary and SDC operating segments, which was offset by a reduction in the interest rate paid on our borrowings and an increase in interest income.

     Minority interests decreased approximately $112,000 during 2008 compared with 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in minority interests was primarily due to the minority interests share in additional allowances for sales adjustment and doubtful accounts, and the amount of minority interest ownerships we purchased in April 2008, which was offset by the increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own.
     Provision for income taxes was $136,000 during 2008. During 2007, our operations were conducted as limited liability companies that were classified as partnerships for federal and state income tax purposes and were not subject to income tax. The effective tax rate in 2008 was 16.6%.
     Income from discontinued operations was approximately $61,000, net of tax, during 2008 and represents the net income from the distribution of our motion picture film assets. Our motion picture operations were discontinued on January 1, 2008.
     Net income was approximately $0.7 million (0.8% of approximately $96.6 million of net revenues) during 2008, compared to a net loss of approximately $5.2 million (on net revenues of approximately $50.3 million) during 2007.
Apothecary Operating Segment

	For the Years Ended
	December 31,
	2008	2007
Net revenues	$81,329,158	$40,764,741
Cost of sales and services	62,023,749	31,422,655
Operating expenses	17,064,836	8,620,537

Operating income	2,240,573	721,549
Net other (expense)	(1,358,882)	(853,023)

Net income (loss) before provision for income taxes	$881,691	$(131,474)

     Net revenues increased $40.6 million (a 100% increase) to $81.3 million during 2008 from $40.8 million in 2007. During 2008, we operated 12 pharmacy locations until:
•	February 29, 2008 when we acquired the customer files from another pharmacy which were incorporated into our existing facilities,
•	March 26, 2008 when we acquired two pharmacy locations for a total of 14 locations, and
•	June 1, 2008 when we acquired four additional pharmacy locations for a total of 18 locations.
In November 2008, we acquired the customer files from another pharmacy which were incorporated into one of our existing facilities. During 2007, we operated 5 to 11 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $40.8 million. Revenues during 2008 from existing (or same store) pharmacy locations decreased $0.2 million compared with 2007. The decrease in same store revenues was primarily due to an opportunity in 2007 to resupply one of our clinic clients with a sizable amount of vaccines that did not repeat in 2008, a reduction in the ongoing level of vaccine purchases from that same client and an increase in the percentage of generic drug prescriptions which have a lower average price per prescription. This was partially offset by an increase in the volume of prescriptions filled.
     Cost of sales increased $30.6 million (a 98% increase) to $62.0 million during 2008 from $31.4 million in 2007. This increase was primarily due to the increase in pharmacy locations operated in 2008. Cost of sales as a percentage of net revenues was 76% and 77%, respectively, during 2008 and 2007.

     Operating expenses increased $8.4 million (a 98% increase) to $17.0 million during 2008 from $8.6 million in 2007. This increase was primarily due to:
•	approximately $7.5 million in additional expenses associated with new pharmacy locations;

•	$0.3 million in increased costs at existing (or same store) locations and

•	$0.6 million in increased operational overhead.
     Net other expense increased approximately $506,000 (a 59% increase) to $1.4 million during 2008 from $0.9 million in 2007. The increase in net interest expenses was primarily due to the increase in borrowings resulting from pharmacy acquisitions. Total borrowings for our Apothecary operating segment were approximately $29.1 million and $16.1 million at December 31, 2008 and 2007, respectively.
     Net income or loss before provision for income taxes. Our Apothecary operating segment operations resulted in net income before provision for income taxes of approximately $882,000 (1.1% of approximately $81.3 million of net revenues) during 2008, compared to a net loss before provision of income taxes of approximately $131,000 (0.3% of approximately $40.8 million of net revenues) during the 2007.
SDC Operating Segment

	For the Years Ended
	December 31,
	2008	2007
Net revenues	$15,292,164	$9,553,230
Cost of sales and services	5,779,918	3,633,929
Operating expenses	6,228,607	3,712,805
Impairment of goodwill	—	204,000

Operating income	3,283,639	2,002,496
Net other (expense)	(870,806)	(935,874)

Net income before minority interests and provision for income taxes	2,412,833	1,066,622
Minority interests	(552,970)	(664,862)

Net income before provision for income taxes	$1,859,863	$401,760

     Net revenues increased $5.7 million (a 60% increase) to $15.3 million during 2008 from $9.6 million in 2007. This increase was primarily due to:
•	the acquisition of our sleep operations on January 31, 2007 that resulted in only eleven months of operations during 2007, compared with twelve months of operations during 2008, resulted in an increase in net revenues of approximately $0.9 million;

•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in net revenues of approximately $2.2 million; and

•	an increase in the number of sleep studies performed, in existing locations, during 2008, compared with 2007, resulted in an increase in net revenues of approximately $2.6 million.
     Cost of sales and services increased approximately $2.1 million (a 59% increase) to $5.8 million during 2008 from $3.6 million in 2007. This increase was primarily due to:

•	the acquisition of our sleep operations on January 31, 2007, which resulted in only eleven months of operations during 2007, compared with twelve months of operations during 2008, resulted in an increase in cost of sales and services of approximately $0.3 million;

•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $1.0 million; and

•	an increase in the number of sleep studies performed, in existing locations, during 2008, compared with 2007, resulted in an increase in cost of sales and services of approximately $0.8 million.
     Cost of sales and services as a percent of net revenues was 38% during 2008 and 2007.
     Operating expenses increased approximately $2.5 million (a 68% increase) to $6.2 million during 2008 from $3.7 million in 2007. This increase was primarily due to:
•	an increase in operating expenses $0.3 million associated with having twelve months of operation in 2008 versus only eleven months in 2007,

•	the acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in operating expenses of approximately $1.0 million; and

•	an increase in the allowance for doubtful accounts of $0.9 million due to changes in the factors used to estimate the ultimate contractual allowances incurred from third-party insurance companies, and

•	an increase in operational overhead of $0.3 million associated with an increase in our operational infrastructure needed to absorb the acquisitions made to date along with anticipated acquisitions in the near term.
     Net other expense decreased approximately $65,000 during 2008 compared with 2007. This decrease was due to a reduction in the interest rate paid on borrowings.
     Minority interests decreased approximately $112,000 during 2008 compared with 2007. The minority interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in minority interests was primarily due to the minority interests share in additional allowances for sales adjustment and doubtful accounts, and the amount of minority interest ownerships we purchased in April 2008, which was offset by increased net income of our SDC subsidiaries attributable to the equity ownership interests we do not own.
     Net income before provision for income taxes of our SDC operating segment was approximately $1.9 million (12% of approximately $15.3 million of net revenues) during 2008, compared to a net income before provision for income taxes of approximately $0.4 million (4% of approximately $9.6 million net revenues) during 2007.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, debt proceeds and equity offerings. Our cash and cash equivalents at December 31, 2008 totaled approximately $15.4 million. As of December 31, 2008, we had working capital of approximately $22.3 million.
     Our operating activities in 2008 provided net cash of approximately $229,000 compared to operating activities in 2007, which provided approximately $1,240,000. The decrease in cash flows provided by operating activities was primarily attributable to an increase in accounts receivable which was offset by an increase in net income after adjustments for non cash items. In 2008, our operating activities included net income of $744,398 that was increased by depreciation and amortization of $1,571,292, minority interests of $650,623 and stock based compensation of $336,750.

     Our investing activities in 2008 used net cash of approximately $12,883,000 compared to 2007 when we used approximately $21,175,000 for investing activities. The decrease in the cash used in investing activities was attributable to less acquisitions being made in 2008. In 2008, we used $11,364,706 for the purchases of businesses compared to $22,696,727 in 2007.
     Our financing activities in 2008 provided net cash of approximately $25,962,000 compared to 2007 when financing activities provided approximately $21,203,000. The increase in net cash provided by financing activities is due to proceeds from the issuance of common stock in 2008 of $15,988,547 which was offset by a decrease in debt proceeds and capital contributions and an increase in debt payments. During 2007, we received $2,990,000 in capital contributions. Debt proceeds were $13,396,867 during 2008 compared with $20,408,248 during 2007. Debt payments were $3,045,256 during 2008 compared with $1,645,090 during 2007.
     We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness obligations of approximately $9,065,000 as of December 31, 2008.
Arvest Credit Facility
     Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”). As of December 31, 2008, the outstanding principal amount of the Arvest Credit Facility was $39,477,063.
   Personal Guaranties. The Guarantors unconditionally guarantee payment of our obligations owed to Arvest Bank and our performance under the Loan Agreement and related documents. The initial liability of the Guarantors as a group is limited to $15 million of the last portion or dollars of our obligations collected by Arvest Bank. The liability of the Guarantors under the guaranties initially was in proportion to their ownership of our common stock shares as a group on a several and not joint basis. In conjunction with the employment termination of Mr. Luster, we agreed to obtain release of his guaranty. The Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely. In the event there are no existing defaults under the Loan Agreement and related documents, on Arvest Bank’s acceptance of our financial statements and our certification of the accuracy and correctness of those financial statements, reflecting our maintenance of certain “Guaranty Debt Service Coverage Ratio” of not less than:
•	1.50-to-1 for four consecutive calendar quarters the guaranteed amount will be reduced to $10 million;

•	1.75-to-1 for four consecutive calendar quarters the guaranteed amount will be reduced to $5 million;

•	2.00-to-1 for four consecutive calendar quarters the guaranties will be released.
The “Guaranty Debt Service Coverage Ratio” for any period is the ratio of:
•	that our net income (i) increased (to the extent deducted in determining net income) by the sum, without duplication, of all interest expense, amortization, depreciation, and non-recurring expenses as approved by Arvest Bank, and (ii) decreased (to the extent included in determining net income and without duplication) by the amount of minority interest share of net income and distributions to minority interests for taxes, if any, to

•	annual debt service including interest expense and current maturities of indebtedness.
However, for purposes of these ratios the debt service includes principal and interest on the Arvest Credit Facility as if payable in equal monthly payments on a 20-year amortization from the date of the Term Loan and each respective principal advance of the Acquisition Line; all as determined in accordance with generally accepted accounting principles.
   Furthermore, the Guarantors agreed to not sell, transfer or otherwise dispose of or create, assume or suffer to exist any pledge, lien, security interest, charge or encumbrance on our common stock shares owned by them that exceeds, in one or an aggregate of transactions, 20% of the respective common stock shares owned at May 21, 2008, except after notice to Arvest Bank. Also, the Guarantors agreed to not sell, transfer or permit to be transferred voluntarily or by operation of law assets owned by the applicable Guarantor that would materially impair the financial worth of the Guarantor or Arvest Bank’s ability to collect the full amount of our obligations.
   Maturity Dates. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of advance or tranche (the “Tranche Note Maturity Date”). The Term Loan will become due on May 21, 2014.
   Interest Rate. The outstanding principal amounts of Acquisition Line and Term Loan bear interest at the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”). The WSJ Prime Rate is adjusted annually then in effect on May 21 of each year of the Term Loan and the anniversary date of each advance or tranche of the Acquisition Line. In the event of our default under the terms of the Arvest Credit Facility, the outstanding principal will bear interest at the per annum rate equal to the greater of 15% or the WSJ Prime Rate plus 5%.
   Interest and Principal Payments. Provided we are not in default, the Term Note is payable in quarterly payments of accrued and unpaid interest on each September 1, December 1, March 1, and June 1. Commencing on September 1, 2011, and quarterly thereafter on each December 1, March 1, June 1 and September 1, we are obligated to make equal payments of principal and interest calculated on a seven-year amortization of the unpaid principal balance of the Term Note as of June 1, 2011 at the then current WSJ Prime Rate, and adjusted annually thereafter for any changes to the WSJ Prime Rate as provided herein. The entire unpaid principal balance of the Term Note plus all accrued and unpaid interest thereon will be due and payable on May 21, 2014.
   Furthermore, each advance or tranche of the Acquisition Line is repaid in quarterly payments of interest only for up to three years and thereafter, principal and interest payments based on a seven-year amortization until the balloon payment on the Tranche Note Maturity Date. We agreed to pay accrued and unpaid interest only at the WSJ Prime Rate in quarterly payments on each advance or tranche of the Acquisition Line for the first three years of the term of the advance or tranche commencing three months after the first day of the month following the date of advance and on the first day of each third month thereafter. Commencing on the third anniversary of the first quarterly payment date, and each following anniversary thereof, the principal balance outstanding on an advance or tranche of the Acquisition Line, together with interest at the WSJ Prime Rate on the most recent anniversary date of the date of advance, will be amortized in quarterly payments over a seven-year term beginning on the third anniversary of the date of advance, and recalculated each anniversary thereafter over the remaining portion of such seven-year period at the then applicable WSJ Prime Rate. The entire unpaid principal balance of the Acquisition Line plus all accrued and unpaid interest thereon will be due and payable on the respective Tranche Note Maturity Date.
   Use of Proceeds. All proceeds of the Term Loan are to be used solely for the funding of the acquisition and refinancing of the existing indebtedness and loans owed to Intrust Bank, the refinancing of the existing indebtedness owed to Arvest Bank; and other costs we incur or incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.
   The proceeds of the Acquisition Line are to be used solely for the funding of up to 70% of either the purchase price of the acquisition of existing pharmacy business assets or sleep testing facilities or the startup costs of new sleep labs and other costs incurred by us or Arvest Bank in connection with the preparation of the Loan Agreement and related documents, subject to approval by Arvest Bank.
     Collateral. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in general our assets.
     Debt Service Coverage Ratio. Commencing with the calendar quarter ending June 30, 2009 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:
•	the net income of Graymark Healthcare (i) increased (to the extent deducted in determining net income) by the sum, without duplication, of our interest expense, amortization, depreciation, and non-recurring expenses as approved by Arvest, and (ii) decreased (to the extent included in determining net income and without duplication) by the amount of minority interest share of net income and distributions to minority interests for taxes, if any, to

•	the annual debt service including interest expense and current maturities of indebtedness as determined in accordance with generally accepted accounting principles.
     Default and Remedies. In addition to the general defaults of failure to perform our obligations and those of the Guarantors, collateral casualties, misrepresentation, bankruptcy, entry of a judgment of $50,000 or more, failure of first liens on collateral, default also includes our delisting by The Nasdaq Stock Market, Inc. In the event a default is not cured within 10 days or in some case five days following notice of the default by Arvest Bank (and in the case of failure to perform a payment obligation for three times with notice), Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable.
     Compliance with Debt Service Coverage Ratio. As noted above, commencing with the calendar quarter ending June 30, 2009, we are required to maintain a Debt Service Coverage Ration of 1.25 to 1. As of December 31, 2008, our Debt Service Coverage Ratio is 1.07 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. During 2008, we made several acquisitions that negatively impact the calculation since the earnings from those acquisitions have not been included in our earnings for four rolling quarters. We are working with Arvest Bank to change the Debt Service Coverage Ratio requirement or change the manner in which it is calculated with respect to acquisitions. However, there is no assurances that we will be able to achieve compliance by June 30, 2009.
     Financial Commitments
     Office Space Arrangement. Our corporate headquarters and offices and the executive offices of our SDC operating segment are located at 210 Park Avenue, Suite 1350, Oklahoma City, Oklahoma. These office facilities consist of approximately 9,700 square feet and are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC. Upon termination of this occupancy arrangement, we believe there is adequate office space and facilities available in the Oklahoma City area.
     Additional Financial Commitments. Other than our commitments discussed above, we do not have any material capital commitments during the next 12 months. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.
     We have grown primarily through acquisitions principally financed with borrowed funds. In the current credit environment, we anticipate that additional borrowing arrangements will not be available during 2009 to fund future acquisitions. We intend to continue our acquisition growth strategy with our focus primarily on sleep center acquisitions. Furthermore, as this growth plan is pursued, we may be required to enhance, expand and improve our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.
     The implementation and success of our growth strategy will depend on a number of factors, including available capital resources and working capital requirements. Even if we succeed in acquiring established sleep centers as planned, those acquired facilities may not achieve the projected revenue or profitability levels comparable to those of currently owned centers in the time periods we estimate or at all. Moreover, our newly acquired sleep centers may adversely affect the revenues and profitability of our existing locations and other operations. The failure of our growth strategy may have a material adverse effect on our operating results, financial condition, and available capital resources.
     We may not be able to generate sufficient cash flows from operations, and future capital resources may not be available to us in an amount needed to pay our indebtedness as it become due, or to fund our other liquidity needs. We plan to make significant acquisitions of established sleep centers during 2009 through 2011 requiring substantial capital resources. In addition, we may need to refinance some or all of our current indebtedness at or before maturity.
     At December 31, 2008, our bank indebtedness used to fund the acquisitions of our existing pharmacies and sleep centers was approximately $39.5 million. This indebtedness requires quarterly accrued interest payments at floating variable interest rates (5.0% interest rate at December 31, 2008) and quarterly principal payments beginning in September 2011. The quarterly principal payments will be calculated on a seven year amortization based on the unpaid principal balance on June 1, 2011. At December 31, 2008, we had amounts due under seller financing notes and non-compete agreements of $5.7 million and $1.1 million respectively. The notes and non-compete agreements bear interest at fixed rates. We are required to make varying periodic payments of principal and interest under the seller financing and non-compete agreements.
     At December 31, 2008, we had total liabilities of approximately $58.8 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis . There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.
     Future commitments under contractual obligations by expected maturity date at December 31, 2008 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$565,190	$—	$—	$—	$565,190
Long-term debt	6,244,380	9,902,063	13,758,957	27,952,540	57,857,940
Operating leases	2,255,745	3,588,034	2,135,993	1,614,480	9,594,252

	$9,065,315	$13,490,097	$15,894,950	$29,567,020	$68,017,382

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

Recent Accounting Pronouncements
     FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows as of December 31, 2008 and 2007.
     SAB 108 - In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. We adopted SAB 108 on January 1, 2007 and the initial adoption of SAB 108 did not have a material impact on our financial position, results of operations, or cash flows.
     SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statement Nos. 133 and 140. SFAS 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007 and the initial adoption of SFAS 155 did not have a material impact on our financial position, results of operations, or cash flows.
     SFAS 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We adopted SFAS 157 on January 1, 2008 and the initial adoption of SFAS 157 did not have a material impact on our financial position, results of operations, or cash flows.
     SFAS 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not intend to adopt SFAS 159 that was effective January 1, 2008.
     SFAS 141(R) and SFAS 160 - In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are assessing the impact SFAS 160 will have on our consolidated financial statements.
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
Item 9. Changes in and Disagreements with Accountants and Financial Disclosure.
     On August 1, 2008, the firm of Murrell, Hall, McIntosh & Co. PLLP resigned as their operations had been acquired by Eide Bailly LLP. Effective December 8, 2008 the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm.
     During 2007 and 2008, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

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
     Our Executive Officer and Chief Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were not fully effective as of the last day of the period covered by this report due to the material weaknesses disclosed in Item 9A(T), and reported to our auditors and the audit committee of our board of directors that changes had occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because certain significant deficiencies and material weaknesses were discovered, certain corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.
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

Accounts Receivable Reporting at SDC Holding
     During the three months ended December 31,2008, we recognized certain control and reporting material weaknesses related to our accounts receivable. Sleep center services and product sales of our SDC operating segment are recognized in the accounting period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for sales adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues are then reported for financial control and reporting net of those adjustments.
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
     Furthermore, included in our reported accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by our billing system. Prior to the delivery of services or equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep testing facilities awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
     We perform analysis to evaluate the net realizable value of accounts receivable during the 2008 fourth quarter. Specifically, we considered historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our prior estimates may change resulting in a material adverse impact on our operating results and cash flows as previously reported.
     In performing the 2008 fourth quarter evaluation of the net realizable value of accounts receivable, we discovered that our realizable accounts receivable and accordingly our 2008 revenues should have been recorded net of an additional $735,000 to more closely reflect collectability of accounts receivable and to net that amount against revenue. In addition to contractual allowance adjustment of $735,000, we recorded an additional allowance for bad debts of approximately $916,000 due to changes in the factors used to estimate the ultimate contractual allowances incurred from third-party insurance companies.
     We continue to remediate the accounts receivable issue by enhancing the analytical procedures used to analyze and estimate the contractual allowances incurred on our SDC revenue. In addition, during January 2009, we implemented a new software system at SDC which will enhance the reporting and controls surrounding accounts receivable and revenue. We will continue to strengthen our internal controls over this area and anticipate that all of our remediation efforts will be completed by June 30, 2009.
Management Controls over Financial Reporting at SDC Holdings
     During the three months ended December 31,2008, we recognized certain control and reporting material weaknesses related to our oversight of the financial reporting process at SDC. The material weakness included a combination of control deficiencies noted by us in relation to the audit adjustments proposed during the audit of our financial statements. None of the adjustments or control deficiencies noted were deemed material on an individual basis, but we deemed the control deficiencies to be material in the aggregate. The control deficiencies noted included the process to approve journal entries and the process to ensure that all accounts are reviewed and reconciled where appropriate.
     We will remediate the control deficiencies by enhancing the review and approval controls over financial reporting including the approval of all significant journal entries and review and where appropriate reconciliation of all significant accounts. We anticipate that our remediation efforts will be completed by June 30, 2009.
Item 9B. Other Information.
     During the three months ended December 31, 2008, all items required to be reported on Form 8-K were reported.
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

Name	Age	Position with the Company
Stanton Nelson(1)(3)	38	Chief Executive Officer, Chairman of the Board and Chairman of the Executive Officer Committee

Rick D. Simpson	49	Chief Financial Officer and member of the Executive Officer Committee

Joseph Harroz, Jr.	42	President, Chief Operating Officer, member of the Executive Officer Committee and Director

Lewis P. Zeidner	53	Member of the Executive Officer Committee

James A. Cox, RPh	37	Member of the Executive Officer Committee

Scott Mueller (1)(2)(3)	38	Director

S. Edward Dakil, M.D.(1)(2)(3)	53	Director

William Ransome Oliver.(1)(2)(3)	28	Director

(1)	Serves on our Compensation Committee.

(2)	Serves on our Audit Committee.

(3)	Serves on our Nominating and Governance Committee.
     The following is a brief description of the business background of our executive officers, members of our Executive Officer Committee and directors:

     Stanton Nelson was named as our Chief Executive Officer during January 2008 and has served as one of our directors since August 2003. In addition to his position with Graymark, Mr. Nelson serves as Executive Vice President of R.T. Oliver Investment Company, a privately-held company engaged in oil and gas exploration, retail and commercial real estate and banking. R.T. Oliver Investments is controlled by Roy T. Oliver, one of our greater than 5% shareholders. Mr. Nelson also serves on the board of directors of Valliance Bank as its Vice Chairman. Previously, Mr. Nelson was the chief executive officer of Monroe-Stephens Broadcasting, a privately-held company that owned and operated radio stations in Southwest Oklahoma and Dallas, Texas. Mr. Nelson began his career as a staff member for United State Senator David Boren. Mr. Nelson has a Bachelor of Business Administration in business management from the University of Oklahoma.
     Rick D. Simpson was named as our Chief Financial Officer in July 2008. In February 2000, Mr. Simpson founded CFO-Partner, a privately-held chief financial officer consulting firm, and since has served as its Managing Partner. He currently serves as a Director of Kirkpatrick Bank (since 2005), a privately-held banking institution, and VersaTeq, a privately-held provider of banking forms (since 1996). He has been a member of the American Institute of Certified Public Accountants and Oklahoma Society of Certified Public Accountants since February 1987 and received a Bachelor of Science in Accounting from East Central Oklahoma State University in 1981.
     Joseph Harroz, Jr. was named as our President and Chief Operating Officer in July 2008 and has served as one of our directors since December 2007. Previously, Mr. Harroz served as Vice President and General Counsel of the Board of Regents, University of Oklahoma since 1996 and has been an Adjunct Professor, University of Oklahoma Law School since 1997 and has served as the Managing Member of Harroz Investments, LLC (commercial enterprise) since 1998. He is also a member and Chairman of the Board of Trustees of Ivy Funds and a Trustee of Waddell and Reed Advisors Fund, both open-ended mutual fund complexes, a Consultant for MTV Associates (2004 to 2005); and serves as a Director of Valliance Bank NA (beginning in 2004), Mewbourne Family Support (2000 to 2008), Norman Economic Development Coalition (2004 to 2008) and Oklahoma Foundation for Excellence (beginning in 2008).
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
     Scott Mueller is one of our nominee directors. Mr. Mueller is currently employed by TLW Trading. Prior to joining TLW Trading, he was employed at Goldman Sachs from 1999 through May 2008. Mr. Mueller earned a Masters of business Administration from the University of Texas in 1999 and graduated from the Honors College at Michigan State University in 1992 with a Bachelor of Arts in General Administration — Pre Law. Mr. Mueller also serves on the boards of Consero Global Solutions and The Grace Foundation.
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

     William Ransome Oliver is one of our nominee directors. Mr. Oliver has been employed as a Vice President of R.T. Oliver Investments, Inc., a privately-held company, since April 2006. Mr. Oliver was employed by Bricktown Media/Big Rig Network as the West Region Manager during April 2005 through April 2006 and Grubb & Ellis Levy Beffort in Property Management-Brokerage during April 2004 through April 2005. He graduated from the College of Arts & Science at the University of Oklahoma in 2004 with a Bachelor of Arts.
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
     Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2008, we believe that each person who, at any time during 2008, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2008.
Item 11. Executive Compensation.
     We do not compensate directors for serving on our board or attending meetings of the board or any committee thereof. However, it is anticipated that restricted stock grants and stock options will be granted to our directors on terms to be determined by our board.
     Our board of directors has established a formal compensation committee which reviews and establishes the compensation of our executive officers, as well as our directors. The following table sets forth the total compensation of our Chief Executive Officers and Chief Financial Officers and our other executive officers who received compensation in excess of $100,000 during the three years ending in 2008.
Summary Compensation Table

						All Other
				Stock	Option	Compen-
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(2)	sation(3)	Total
Stanton Nelson	2008	$—	$169,362	$—	$26,337	$130,726		$326,425
Chief Executive Officer	2007	$—	$—	$—	$—	$—		$—
	2006	$—	$—	$—	$5,422	$—		$5,422

John Simonelli	2008	$24,000	$—	$—	$—	$—	$
Former Chief Executive	2007	$24,000	$—	$—	$—	$—		$24,000
Officer	2006	$36,000	$—	$—	$5,422	$—		$41,422

Rick D. Simpson	2008	$67,500	$25,403	$3,600	$26,337	$19,403		$142,243
Chief Financial Officer	2007	$—	$—	$—	$—	$—		$—
	2006	$—	$—	$—	$—	$—		$—

Mark R. Kidd	2008	$60,000	$—	$—	$26,337	$—		$86,337
Former Chief Financial	2007	$60,000	$—	$—	$5,422	$—		$65,422
Officer	2006	$60,000	$—	$—	$—	$—		$60,000

Joseph Harroz, Jr.	2008	$114,583	$84,681	$12,000	$26,337	$58,637		$296,238
President and	2007	$—	$—	$—	$—	$—		$—
Chief Operating Officer	2006	$—	$—	$—	$—	$—		$—

Lewis P. Zeidner	2008	$190,000	$—	$—	$—	$—		$190,000
ApothecaryRx, President	2007	$187,692	$—	$—	$—	$—		$187,692
and Chief Executive Officer	2006	$60,000	$—	$—	$—	$—		$60,000

James A. Cox	2008	$162,462	$—	$—	$—	$—		$162,462
ApothecaryRx, Vice President	2007	$160,000	$28,756	$—	$—	$—		$188,756
	2006	$74,000	$9,231	$—	$—	$—		$83,231

(1)	The value of Stock Awards is the grant date fair value multiplied by the number of shares awarded in accordance with SFAS 123R which is same value at which we expensed the stock options awards for the year ended December 31, 2008 (see our financial statements and the related notes appearing elsewhere in this report). The fair value of the Stock Awards is expensed over the requisite vesting period for the award.

(2)	The value of Option Awards is the grant date fair value computed in accordance with SFAS 123R which is same value at which we expensed the stock options awards for the year ended December 31, 2008 (see our financial statements and the related notes appearing elsewhere in this report).

(3)	On December 30, 2008, a majority of the independent directors of our Compensation Committee approved compensation bonuses to Messrs. Nelson, Simpson and Harroz. These bonuses were “grossed-up” for the payment of taxes. The amount of the bonuses that represent the “gross-up” is included as “other compensation.”
Aggregate Option and Restrictive Stock Grants and Exercises in 2008 and Year-End Values
     Stock Options and Option Values. On April 23, 2008, we granted each director five-year stock options exercisable for the purchase of 15,000 shares of our common stock for $3.75 per share. On July 23, 2008, we granted two new directors five-year stock options exercisable for the purchase of 15,000 shares of our common stock for $3.75 per share. These stock options were granted for services during 2008. The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.
     Restricted Stock Grant Awards. On December 5, 2008, we granted restrictive stock grant awards to our Chief Financial Officer and our President in the amount 30,000 shares and 100,000 shares, respectively. The stock grant awards were valued at $1.60 per share which was the closing sale price of our common stock on the grant date of the stock grant awards. The stock grant awards vest over a two-year period with 50% of the shares vesting in July 2009 and the remaining shares vesting in July 2010.
     Outstanding Equity Awards. The following table sets forth information related to the number of stock options and stock grants that have not vested held by the named executive officer at December 31, 2008. During 2008, no options to purchase our common stock were exercised by the named executive officers.

	Outstanding Equity Awards at December 31, 2008
	Option Awards
	Number of				Shares of Stock That
	Common Stock		Option	Option	Have Not Vested
	Underlying Options		Exercise	Expiration		Market
Name	Exercisable	Unexercisable	Price(1)	Date	Number	Value
Stanton Nelson	15,000	—	$3.75	4/23/2013	—	—
	4,000	—	$3.75	9/30/2011
	4,000	—	$5.50	12/31/2009

Rick D. Simpson	15,000	—	$3.75	4/23/2013	30,000	$46,200

Joseph Harroz, Jr.	15,000	—	$3.75	4/23/2013	100,000	$154,000

(1)	The closing sale price of our common stock as reported on The Nasdaq Stock Market on December 31, 2008 was $1.54.
Employment Arrangements and Lack of Keyman Insurance
     We have a three-year employment agreement with each of Joseph Harroz, Jr., Rick D. Simpson and Lewis P. Zeidner (the “executive officer”). The material terms of the employment agreements are summarized below:

     Executive Officer Position. In accordance with the terms of the employment agreements, the employment of each of Messrs. Harroz, Simpson and Zeidner is full time requiring best efforts and due diligence, and may be terminated with or without cause. Mr. Harroz is to serve as President and Chief Operating Officer of both Graymark and SDC Holdings. Mr. Simpson is to serve as Chief Financial Officer of both Graymark and SDC Holdings. Mr. Zeidner is to serve as Chief Executive Officer of ApothecaryRx. Except to a limited extent and as expressly permitted by ApothecaryRx, SDC Holdings or our Board of Directors, each of Messrs. Harroz, Simpson and Zeidner is prohibited from serving as an officer or director of a publicly-held company, own an interest in a company that interferes with his full-time employment or that is engaged in a business activity similar to Graymark, ApothecaryRx or SDC Holdings, as may be applicable. Each of Messrs. Harroz, Simpson and Zeidner is to serve on our Executive Officer Committee.
     Compensation. Each of Messrs. Harroz, Simpson and Zeidner is to receive an annual base salary of $250,000, $135,000 and $190,000, respectively, as well as any bonus compensation as determined at the discretion of Graymark, ApothecaryRx or SDC Holdings. Each will be entitled to participate in the employee benefit plans and programs maintained and provided to our executive officers and employees. Each is entitled to reimbursement of reasonable and ordinary expenses incurred on behalf of Graymark, ApothecaryRx or SDC Holdings based upon substantiated documentation of the expenditure. The executive officer is entitled to four weeks of fully paid calendar-year vacation.
     Employer Termination. Each agreement is for a three year term, subject to termination with or without cause. Graymark, ApothecaryRx and SDC Holdings has the right to terminate the employment agreement without cause (for any reason) on at least 30-day advance notice (“Without Cause Termination”). In the event of Without Cause Termination, the executive officer will be entitled to one year of his base salary payable over 24 months and the continuance of all employee benefits for one year, unless he asserts any provision of his employment agreement is invalid or unenforceable. Any Without Cause Termination requires as a condition that the executive officer be discharged and released from all personal guarantees of the debts of Graymark, ApothecaryRx or SDC Holdings.
     Graymark, ApothecaryRx and SDC Holdings may terminate the executive officer’s employment agreement in the event of the following:
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
     Prior to any For Cause Termination, a written determination specifying the reasons for termination must be delivered and received and the executive officer will thereafter have 30 days to request a meeting to be heard and contest the reasons for termination. In the event Any For Cause Termination of the executive officer all personal guarantees of the debts of Graymark, ApothecaryRx or SDC Holdings will continue.
     Executive Officer Termination. Each of Messrs. Harroz, Simpson and Zeidner has the right to terminate his employment agreement, either with or without cause. A without cause termination requires the providing of 30-days advance notice to ApothecaryRx or SDC Holdings. In the event of a without cause termination, all future obligations under the employment agreement will terminate and all personal guarantees of the debt of ApothecaryRx and SDC Holdings will continue.
     The executive officer has the right to terminate his employment agreement for cause in the event Graymark, ApothecaryRx or SDC Holdings fails to pay the base compensation or provide employee benefits in accordance with his employment agreement after providing 30-days advance notice (“Employer Breach”). In the event of termination as a result of Employer Breach, the executive officer will be entitled to receive as termination compensation equal to one year of his base compensation payable within 30 days following the termination date and continuance of all employee benefits for one year.
     Disability; Death. In the event a physical or mental condition prevents performance of the executive officer’ duties and responsibilities, in the reasonable judgment of Graymark, ApothecaryRx and SDC Holdings, from performing his duties for a period of three consecutive months, the employment of the executive officer may be terminated for cause. In this case, all compensation and benefits payable under his employment agreement will continue for six months, reduced by any disability plan benefits to which he is entitled.
     Upon the death of the executive officer, his employment agreement will terminate; however, the estate of the executive officer will be entitled to receive six months of the base salary of the deceased executive officer and employee benefits provided under the employment agreement.
     In the event of termination of the executive officer’s employment agreement as a result of his disability or death and the executive officer was not otherwise in default under the terms of his employment agreement, we and Graymark, ApothecaryRx or SDC Holdings will be required to cause the executive officer or his estate to be discharged and released from all personal guarantees of our debt or that of Graymark, ApothecaryRx or SDC Holdings.
     Confidentiality. The executive officer will be required to maintain the confidentiality of the information that constitutes trade secrets or is of a business or confidential nature, regardless of the source of the confidential information or how it was obtained. This confidentiality is to be maintained during employment and the two years following termination of the employment agreement.
     Non-competition and Non-solicitation Covenants. During the 24 months following employment termination, the executive officer agreed as follows:
•	Not to acquire, attempt to acquire, solicit, perform services (directly or indirectly) in any capacity for, or aid another in the acquisition or attempted acquisition of an interest in any business similar to that or ApothecaryRx or SDC Holdings in any city of a state in the United States where Graymark, ApothecaryRx or SDC Holdings owns any interest in a sleep center or that is within 40 miles of a pharmacy owned by ApothecaryRx or sleep center location owned by SDC Holdings; or
•	Not to solicit, induce, entice or attempt to entice (directly or indirectly) any employee, officer or director (except the executive officer’s personal secretary, if any), contractor, customer, vendor or subcontractor of ApothecaryRx or SDC Holdings or ours to terminate or breach any relationship with ApothecaryRx or SDC Holdings or us or any of our affiliates, or
•	Not to solicit, induce, entice or attempt to entice any customer, vendor or subcontractor of ApothecaryRx or SDC Holdings or ours to cease doing business with SDC Holdings or us or any of our affiliates.
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

Loss of Key Personnel
     Our success depends to a significant degree upon the efforts, contributions and abilities of our management. The loss of services of Messrs. Nelson, Harroz, Simpson, Zeidner, Cox and other key employees could have a material adverse effect on our business, results of operations or financial condition.
Compensation of Directors
     Other than through the receipt of discretionary stock option grants and restrictive stock grant awards, our directors are not compensated for attending board or committee meetings. Directors who are also our employees receive no additional compensation for serving as directors or on committees. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board. During 2008, our directors received five-year stock options exercisable for the purchase of 15,000 shares of our common stock for $3.75 per share.
Equity Compensation Plans
     For the benefit of our employees, directors and consultants, we have adopted three stock option plans, the 2008 Long-Term Incentive Plan (the “Incentive Plan”), the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).
     The 2008 Long-Term Incentive Plan For the benefit of our employees, directors and consultants, we adopted the 2008 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan was established to create equity compensation incentives designed to motivate our directors and employees to put forth maximum effort toward our success and growth and enable our ability to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to our success. The Incentive Plan provides for the grant of stock options, including incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)),restricted stock awards, performance units, performance bonuses and stock appreciation rights to our employees and the grant of nonqualified stock options, stock appreciation rights and restricted stock awards to non-employee directors, subject to the conditions of the Incentive Plan (“Incentive Awards”).
     The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The Incentive Plan is designed to provide flexibility to meet our needs in a changing and competitive environment while minimizing dilution to our shareholders. We do not intend to use all incentive elements of the Incentive Plan at all times for each participant but will selectively grant the incentive awards and rights to achieve long-term goals.
     The Plan became effective on October 29, 2008 and was approved and adopted by our board of directors on October 30, 2008, and has a term ending October 29, 2018 during which incentive awards may be granted; the Incentive Plan will continue in effect until all matters relating to the payment of incentive awards and administration are settled.
     The 2003 Employee Plan. For the benefit of our employees, directors and consultants, we adopted the 2003 Employee Plan. This plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 60,000. As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 12,000 common stock shares at $5.50 per share on or before December 31, 2009 and options exercisable for the purchase of 16,000 common stock shares at $3.75 per share on or before September 30, 2011.

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
     The 2003 Non-Employee Stock Option Plan. The Non-Employee Plan provides for the grant of stock options to our non-employee directors, consultants and other advisors . Our employees are not eligible to participate in the Non-Employee Plan. Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes and accordingly will not qualify for the favorable tax consequences thereunder upon the grant and exercise of the Options. The total number of shares of common stock authorized and reserved for issuance upon exercise of Options granted under this plan will be 60,000. As of the date of this report, we have granted stock options under this plan that are exercisable for the purchase of 16,000 common stock shares at $5.50 per share on or before December 31, 2009 and options exercisable for the purchase of 16,000 common stock shares at $3.75 per share on or before September 30, 2011.
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
     Options granted under this plan may not under any circumstance be exercised after 10 years from the date of grant. No option under the Non-Employee Plan may be granted after July 30, 2008. Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a “family member.” Family member transfers include transfers to parents (and in-laws) to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit. This plan terminated on July 30, 2008.

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
     We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after September 1, 2008. This insurance protection covers claims and any related defense costs of up to $10,000,000 based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer. In addition, the insurance protection covers non-indemnifiable losses on individual directors and officers up to $5,000,000.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table presents certain information regarding the beneficial ownership of our common stock as of March 31, 2009 of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii)

each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 11. Executive Compensation”) and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options, warrants or conversion rights) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Common Stock Beneficial Ownership(1)
	Shares	Rights
	Owned of	to	Total	Ownership
Name (and Address) of Beneficial Owner	Record	Acquire	Shares	Percent(2)
Roy T. Oliver(3)	7,028,992	—	7,028,992	25.0%
101 N. Robinson, Ste. 900 Oklahoma City, Oklahoma 73102

Oliver Company Holdings, LLC(3)	7,028,992	—	7,028,992	25.0%
101 N. Robinson, Ste. 900 Oklahoma City, Oklahoma 73102

Lewis P. Zeidner(7)	3,468,000	—	3,468,000	12.3%
5400 Union Terrace Lane North Plymouth, Minnesota 55442

Stanton Nelson(7)	2,561,802	23,000	2,584,802	9.2%
101 North Robinson, Suite 900 Oklahoma City, Oklahoma 73102

Vahid Salalati	1,938,000	—	1,938,000	6.9%
415 Foxborough Ct. Norman, Oklahoma 73072

Dalea Partners LP(4)	1,703,969	—	1,703,969	6.0%
4801 Gaillardia Parkway, Suite 350 Oklahoma City, Oklahoma 73142

Malone Mitchell(4)	1,703,969	—	1,703,969	6.0%
4801 Gaillardia Parkway, Suite 350 Oklahoma City, Oklahoma 73142

William R. Oliver(3)(7)(10)	1,657,608	15,000	1,672,608	5.9%
101 North Robinson, Suite 900 Oklahoma City, Oklahoma 73102

Black Oak II, LLC(6)	1,609,212	—	1,609,212	5.7%
101 N. Robinson, Ste. 800 Oklahoma City, Oklahoma 73102

MTV Investments, LTD(6)	1,609,212	—	1,609,212	5.7%
101 N. Robinson, Ste. 800 Oklahoma City, Oklahoma 73102

P. Mark Moore(6)	1,609,212	—	1,609,212	5.7%
101 N. Robinson, Ste. 800 Oklahoma City, Oklahoma 73102

TLW Securities LLC(5)	1,564,842	—	1,564,842	5.6%
PO Box 54525 Oklahoma City, Oklahoma 73154

Tom Ward(5)	1,564,842	—	1,564,842	5.6%
PO Box 54525 Oklahoma City, Oklahoma 73154

Joseph Harroz, Jr.(7)(8)	490,473	15,000	505,473	1.8%

	Common Stock Beneficial Ownership(1)
	Shares	Rights
	Owned of	to	Total	Ownership
Name (and Address) of Beneficial Owner	Record	Acquire	Shares	Percent(2)
James Cox(7)	255,000	—	255,000	0.9%

Rick D. Simpson(7)(9)	184,572	15,000	199,572	0.7%

Scott Mueller(7)(10)	49,181	15,000	64,181	0.2%

S. Edward Dakil, M.D.(7)(10)	43,571	15,000	58,571	0.2%

Executive Officers and Directors as a group (8 individuals)	8,710,207	98,000		30.8%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)	Rounded to the nearest one-tenth of one percent, based upon 28,169,113 shares of common stock outstanding.

(3)	Oliver Company Holdings, LLC is controlled by Roy T. Oliver and each is deemed the beneficial owner of the common stock shares. Furthermore, William R. Oliver is the adult son of Roy T. Oliver.

(4)	Dalea Partners, LP is controlled by Malone Mitchell and each is deemed the beneficial owner of the common stock shares.

(5)	TLW Securities LLC is controlled by Tom Ward and each is deemed the beneficial owner of the common stock shares.

(6)	Black Oak Investments II, LLC and MTV Investments, LTD are controlled by P. Mark Moore and each is deemed the beneficial owner of the common stock shares.

(7)	The named person is an executive officer or a director or both.

(8)	Shares owned includes 400,000 shares received through restricted stock grant awards. These shares carry vesting restrictions and vest as follows: 100,000 shares in July 2009, 150,000 shares in July 2010, 100,000 shares in July 2011 and 50,000 shares in July 2012.

(9)	Shares owned includes 120,000 shares received through restricted stock grant awards. These shares carry vesting restrictions and vest as follows: 30,000 shares in July 2009, 45,000 shares in July 2010, 30,000 shares in July 2011 and 15,000 shares in July 2012.

(10)	Shares owned includes 15,000 shares received through a restricted stock grant award. The restricted stock grant award vests on December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
     Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2008 and 2007. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.
     Acquisition of SDC Holdings and ApothecaryRx. On January 2, 2008, we completed our acquisition of SDC Holdings and ApothecaryRx by exchanging 102,000,000 shares of our common stock (20,400,000 shares after giving effect to 1 for 5 reverse split) for the equity ownership interests in SDC Holdings and ApothecaryRx. Roy T. Oliver, one of our principal shareholders, and Stanton Nelson, one of our directors, jointly and indirectly, controlled SDC Holdings and ApothecaryRx. In exchange for their equity ownership interests in SDC Holdings and ApothecaryRx, Messrs. Oliver and Nelson received 33,875,730 and 12,861,180 common stock shares, respectively, (6,775,146 and 2,572,236 shares, respectively, after giving effect to 1 for 5 reverse split) that in the aggregate represents effective shareholder voting control. Furthermore, Lewis P. Zeidner, Vahid Salalati, Greg Luster and James A. Cox, members or former members of our Executive Officer Committee, exchanged their equity ownership interests in ApothecaryRx and SDC Holdings for 17,340,000, 9,690,000, 9,690,000 and 1,275,000 shares of our common stock, respectively (3,468,000, 1,938,000, 1,938,000 and 255,000 shares, respectively, after giving effect to 1 for 5 reverse stock split). In addition, W. Ransome Oliver, the son of Roy T. Oliver, exchanged his equity ownership interests in SDC Holdings and ApothecaryRx for 8,213,040 shares of our common stock (1,642,608 after giving effect to 1 for 5 reverse stock split).
     Acquisition of Otter Creek Investments and Advanced Medical Enterprises. On January 31, 2007, SDC Holdings acquired its sleep center operations by purchase of Otter Creek Investments, LLC, a limited liability company, and its wholly owned subsidiary Advanced Medical Enterprises, LP for $14,950,000. As partial owners of Otter Creek Investments, LLC, Vahid Salalati and Greg Luster were distributed $3,917,851 and $2,259,756, respectively, and in turn made capital contributions of $568,000 and $568,000, respectively, to SDC Holdings. The purchase price was funded with capital contributions of the equity interest owners of $2,990,000 and proceeds of a $11,960,000 loan from Arvest Bank (“Arvest Loan”). In connection with this acquisition, SDC Holdings recorded goodwill of $13,407,354 that represented the purchase price in excess of the value of the assets of Otter Creek Investments.
     The Arvest Loan requires quarterly interest only payments that began May 1, 2007 through February 1, 2008 at a variable rate based on a function of London Interbank Offering Rate (or LIBOR). Required quarterly payments of principal in the amount of $291,635 begin May 1, 2008 and continue through February 1, 2014, plus accrued interest. The principal amount of the Arvest Loan is amortized over 20 years with all principal and accrued interest becoming due on May 1, 2014. This loan is secured by the assets of SDC Holdings, the guarantee of all SDC Subsidiaries and entities related by common ownership, and the ownership interests of SDC Holdings and is further secured by the limited guaranties of Vahid Salalati, Kevin Lewis, Roger Ely, Roy T. Oliver and Stanton Nelson.
     On May 1, 2008, a replacement Loan Agreement with Arvest Bank was executed modifying the terms of the Arvest Loan. On June 19, 2008, Greg Luster’s employment was terminated “without cause” and as a condition of his Employment Agreement, dated January 2, 2008, a release of Mr. Luster’s personal guaranty of the Arvest Loan was obtained in October 2008.
     SXJE, LLC Loan Transactions. In two separate lending transactions on August 5 and October 25, 2005, we issued a two-year promissory note each in the principal amount of $750,000 to SXJE, LLC (controlled by Sam Eyde) evidencing loans aggregating $1,500,000. The two notes are secured by all assets of our and our subsidiaries’ assets and bear interest at 8% per annum. Upon consummation of a qualified financing by us, the outstanding principal amount of the Notes and all accrued and unpaid interest (collectively the “note balance” at any applicable time) were to automatically convert into our common stock shares equal to 120% of the note balance divided by the price per share of the equity securities sold in the qualified financing. The maximum price or value of the common stock shares into which the note balance converts was limited to the equivalent of $1.10 per common stock share or not less than 1,636,364 shares. During 2005, we issued 10,726 shares of our common stock (2,145 shares after giving effect to 1 for 5 reverse split) in payment of $10,833 accrued interest under the notes. During 2006, we issued 272,956 shares of our common stock (54,591 shares after giving effect to 1 for 5 reverse split) in payment of $116,167 accrued interest under the notes. During 2007, we issued 389,894 shares of our common stock (77,979 after giving effect to 1 for 5 reverse split) in payment of $152,000 in accrued interest under the notes.
     Furthermore, in connection with the two lending transactions and subsequent extension of the lending transactions, we entered into three common stock purchase warrant agreements with SXJE, LLC, each of these agreements evidence warrants exercisable on or before October 25, 2010, in the aggregate for the purchase of 100,000 common stock shares at $2.50 each. The number of common stock shares purchasable will be appropriately adjusted in the event of any merger, consolidation, recapitalization, reclassification, stock dividend, stock split or similar transaction. For the period ending October 25, 2010, we agreed to include the common stock shares underlying the common stock purchase warrants in any registration statement we file with the United States Securities and Exchange Commission at our sole cost and expense.

     In January 2008, pursuant to a Note Conversion and Prepayment Agreement dated November 7, 2007, SXJE to accept a principal payment of one of the $750,000 notes (plus accrued interest) and converted the other $750,000 note into 3,750,000 shares of our common stock (750,000 shares after giving effect to 1 for 5 reverse split).
     Office Space Lease. In October 2008, we entered into a 60-month lease with Oklahoma Tower Realty Investors, LLC which is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for occupancy of our and SDC Holdings offices in Oklahoma City. Under this lease arrangement, we are required to pay rent of approximately $10,300 per month. Mr. Stanton Nelson, our chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
     Construction of Leasehold Improvements. During 2008, we paid Specialty Construction Services, LLC approximately $126,000 to construct the leasehold improvements at our and SDC Holding’s offices in Oklahoma City. Non-controlling interests in Specialty Construction Services, LLC are held by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our chief executive officer.
     Cash Deposit Accounts and Borrowings. As of December 31, 2008, we have approximately $12.8 million on deposit at Valliance Bank. Valliance Bank is controlled by Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, our SDC operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $189,000 at December 31, 2008. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, our chief executive officer, Mr. Joseph Harroz, Jr., our president and chief operating officer, and the William R. Oliver GST Exempt Trust. Mr. William R. Oliver is one of our directors.
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
Director Independence
     For purposes of determining whether a member of our Board of Directors qualifies as an “independent director,” we have selected and utilize the definition of “independent director” within the meaning of Rule 4200 of The Nasdaq Stock Market, LLC marketplace rules. Currently the members of our Board of Directors that qualifies as an “independent director” are S. Edward Dakil, M.D., Scott R. Mueller and William R. Oliver.
Item 14. Principal Accountant Fees and Services
Fees for Independent Auditors
     On August 1, 2008, the firm of Murrell, Hall, McIntosh & Co. PLLP resigned as our independent registered public accountants as a result of their operations having been acquired by Eide Bailly LLP. Effective December 8, 2008 our Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm.
     Audit Fees. Total audit fees for 2008 and 2007 were approximately $251,000 and $123,000, respectively. The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-Q and other public filings.
     Audit-Related Fees. There were no aggregate fees billed for audit-related services for 2008 and 2007.

     Tax Fees. There were no aggregate fees billed for tax services for 2008 and 2007.
     All Other Fees. We were not billed for any other accounting services.
     In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.
     Audit Committee Pre-Approval Procedures. Rules and regulations of the Securities and Exchange Commission implemented in accordance with the requirements of Sarbanes-Oxley Act of 2002 require audit committees of companies reporting under and pursuant to the Securities Exchange Act of 1934 to pre-approve audit and non-audit services. Our Audit Committee follows procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. During a year circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, we obtain the specific pre-approval of our Audit Committee before engaging our independent public accountants. The procedures require our Audit Committee to be informed of each service, and the procedures do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom this authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.
     For 2008, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.
Item 15. Exhibits
(a) Exhibits:
Exhibit No.	Description

3.1.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.1.2	Registrant’s First Amendment to Certificate of Incorporation, incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

3.2	Registrant’s First Amendment to the Certificate of Incorporation, dated December 27, 2007 and filed with the Secretary of State of the State of Oklahoma on December 31, 2007, is incorporated by reference to the Schedule 14 Information Statement filed with the Commission on December 5, 2007.

3.3	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

Exhibit No.	Description

4.3	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.4	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

4.5	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.

10.1	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.2	Graymark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.3	Exchange Agreement between Registrant, SDC Holdings, LLC, SDOC Investors, LLC, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely, ApothecaryRx, LLC, Oliver RX Investors, LLC, Lewis P. Zeidner, Michael Gold, James A. Cox, and John Frick, dated October 29, 2007, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Employment Agreement between Registrant, ApothecaryRx, LLC and Lewis P. Zeidner, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.5	Employment Agreement between Registrant, SDC Holdings, LLC and Vahid Salalati, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.6	Employment Agreement between Registrant, SDC Holdings, LLC and Greg Luster, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.7	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.8	Pharmacy Purchase Agreement between ApothecaryRx, LLC and Rambo Pharmacy, Inc., dated January 3, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.9	Goodwill Protection Agreement between ApothecaryRx, LLC and Norman Greenburg, dated January 17, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

Exhibit No.	Description

10.10	Goodwill Protection Agreement between ApothecaryRx, LLC and Aric Greenburg, dated January 17, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.11	Transition Agreement between ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenburg, dated January 17, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.12	Lease Agreement between ApothecaryRx, LLC and Rambo Pharmacy, Inc., dated January 12, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.13	Pharmacy Purchase Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 29, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.14	Goodwill Protection Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 29, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.15	Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.16	First Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 23, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.17	Second Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated June 3, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.18	Goodwill Protection agreement between ApothecaryRx, LLC, Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.19	Employment Agreement between ApothecaryRx, LLC and Lawrence Horwitz, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.20	Employment Agreement between ApothecaryRx, LLC and Steven Feinerman, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

Exhibit No.	Description

10.21	Employment Agreement between ApothecaryRx, LLC and Simpson Gold, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.24	Employment Agreement between ApothecaryRx, LLC and Edward Cox, dated May 2, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.25	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.26	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.27	Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.28	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 12, 2008.

10.29	Employment Agreement between Registrant and Rick D. Simpson, dated December 5, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 12, 2008.

10.30	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 17, 2008.

10.31	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008.

10.32	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008.

21	Subsidiaries of Registrant.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Rick D. Simpson, Chief Financial Officer and Controller of Registrant.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: March 31, 2009

By:	/S/ RICK D. SIMPSON
Rick D. Simpson
Chief Financial Officer and Controller
Date: March 31, 2009
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STANTON NELSON	Chief Executive Officer and Chairman of the	March 31, 2009

Stanton Nelson	Board

/S/ JOSEPH HARROZ, JR.	President, Chief Operating Officer and Director	March 31, 2009

Joseph Harroz, Jr.

/S/ SCOTT MUELLER	Director	March 31, 2009

Scott Mueller

/S/ S. EDWARD DAKIL, M.D.	Director	March 31, 2009

S. Edward Dakil, M.D.

/S/ WILLIAM RANSOME OLIVER	Director	March 31, 2009

William Ransome Oliver

GRAYMARK HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
To the Audit Committee, Board of Directors,
and Shareholders of Graymark Healthcare, Inc.
We have audited the accompanying consolidated balance sheet of Graymark Healthcare, Inc. as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
March 31, 2009
Oklahoma City, Oklahoma

Report of Independent Registered Public Accounting Firm
We have audited the accompanying consolidated balance sheet of Graymark Healthcare, Inc. as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Murrell, Hall, McIntosh & Co., PLLP
March 28, 2008
Oklahoma City, Oklahoma

GRAYMARK HEALTHCARE, INC.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$15,380,310	$2,072,866
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $13,142,913 and $5,946,788, respectively	13,312,157	6,485,267
Inventories	8,893,918	4,238,670
Other current assets	298,239	133,791

Total current assets	37,884,624	12,930,594
Property and equipment, net	5,014,176	2,069,685
Intangible assets, net	8,396,238	5,609,326
Goodwill	29,694,923	20,247,905
Other assets	536,069	275,127

Total assets	$81,526,030	$41,132,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,111,783	$4,423,324
Accrued liabilities	4,951,562	2,474,404
Short-term debt	565,190	13,993,015
Current portion of long-term debt	3,913,481	2,394,512

Total current liabilities	15,542,016	23,285,255
Long-term debt, net of current portion	43,248,053	15,354,584

Total liabilities	58,790,069	38,639,839

Minority interests	284,628	629,916

Shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 27,719,113 and 22,190,400 issued and outstanding at December 31, 2008 and 2007, respectively	2,772	2,219
Paid-in capital	27,130,136	7,286,636
Accumulated deficit	(4,681,575)	(5,425,973)

Total shareholders’ equity	22,451,333	1,862,882

Total liabilities and shareholders’ equity	$81,526,030	$41,132,637

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Product sales	$84,030,972	$42,655,942
Services	12,590,350	7,662,029

	96,621,322	50,317,971

Costs and Expenses:
Cost of sales	62,501,467	31,959,109
Cost of services	5,302,200	3,097,475
Selling, general and administrative	23,818,864	11,518,405
Impairment of goodwill	—	204,000
Depreciation and amortization	1,571,292	814,937

	93,193,823	47,593,926

Income from continuing operations	3,427,499	2,724,045

Other Income (Expense):
Interest expense, net	(2,055,063)	(1,788,897)

Net income before minority interests and provision for income taxes	1,372,436	935,148
Minority interests	(552,970)	(664,862)
Provision for income taxes	(136,000)	—

Net income from continuing operations	683,466	270,286
Income (loss) from discontinued operations, net of income taxes	60,932	(5,426,815)

Net income (loss)	$744,398	$(5,156,529)

Net earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$0.03	$0.01
Income (loss) from discontinued operations	0.00	(0.26)

Net income (loss) per share	$0.03	$(0.25)

Weighted average number of common shares outstanding	25,885,628	20,404,905

Weighted average number of diluted shares outstanding	26,102,841	20,404,905

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2006	20,400,000	$2,040	$(1,040)	$(269,444)
Capital contribution	—	—	2,990,000	—
Common stock issued in connection with merger	1,790,400	179	4,297,676	—
Net loss	—	—	—	(5,156,529)

Balance, December 31, 2007	22,190,400	2,219	7,286,636	(5,425,973)
Issuance of common stock in connection with private placement offering	599,999	60	938,440	—
Issuance of common stock in connection with private placement offering	3,344,447	335	15,049,712	—
Issuance of commons stock for payment of convertible debt	750,000	75	749,925	—
Issuance of common stock in roll-up of minority interest holders	404,089	40	1,616,316	—
Issuance of common stock in connection with acquisition	130,435	13	899,987	—
Issuance of stock options in connection with acquisition	—	—	60,000	—
Cashless exercise of warrants	149,723	15	(15)	—
Issuance of stock options	—	—	244,150	—
Issuance of restricted stock grants	150,000	15	284,985	—
Fractional shares from reverse stock split	20	—	—	—
Net income	—	—	—	744,398

Balance, December 31, 2008	27,719,113	$2,772	$27,130,136	$(4,681,575)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating activities:
Net income (loss)	$744,398	$(5,156,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,571,292	814,937
Impairment of goodwill	—	5,630,815
Minority interests	552,970	664,862
Minority interests in discontinued operations	97,653	—
Stock based compensation	336,750	—
Changes in assets and liabilities (net of acquisitions) –
Accounts receivable	(6,109,268)	(4,178,185)
Inventories	(897,704)	(857,035)
Other assets	(232,990)	(119,095)
Accounts payable	1,688,459	2,650,161
Accrued liabilities	2,477,158	1,789,768

Net cash provided by operating activities	228,718	1,239,699

Investing activities:
Cash received from acquisitions	3,000	999,739
Deposit on acquisition	—	1,310,500
Purchase of businesses, net of cash received	(11,364,706)	(22,696,727)
Purchase of property and equipment	(1,521,460)	(788,157)

Net cash used in investing activities	(12,883,166)	(21,174,645)

Financing activities:
Issuance of common stock	15,988,547	—
Capital contributions	—	2,990,000
Debt proceeds	13,396,867	20,408,248
Debt payments	(3,045,256)	(1,645,090)
Loan origination costs	—	(30,055)
Distributions to minority interests	(378,266)	(520,511)

Net cash provided by financing activities	25,961,892	21,202,592

Net change in cash and cash equivalents	13,307,444	1,267,646
Cash and cash equivalents at beginning of period	2,072,866	805,220

Cash and cash equivalents at end of period	$15,380,310	$2,072,866

Noncash Investing and Financing Activities:
Common stock and stock options issued in merger	$960,000	$4,297,855

Common stock issued in roll-up of minority interest holders	$1,616,356	$—

Seller-financing of acquisitions	$4,272,593	$2,981,250

Common stock issued for payment of convertible debt	$750,000	$—

Cash Paid for Interest and Income Taxes:
Interest expense	$2,050,000	$1,147,603

Income taxes	$—	$—

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007
Note 1 — Nature of Business
     Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma. Prior to December 31, 2007, the Company was named Graymark Productions, Inc. and was an independent producer and distributor of film entertainment content. On December 31, 2007, the Company completed a merger with ApothecaryRx, LLC, (“ApothecaryRx”) and SDC Holdings, LLC (“SDC Holdings”), collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities because they were under common control prior to the Graymark Acquisition. As a result, the historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the merger date. Activities of Graymark Productions, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Goodwill of $5,426,815 was recorded on the financial statements as of the merger date reflecting the fair market value of common stock issued and liabilities assumed in excess of the Company’s identifiable assets at the date of the merger. In conjunction with the merger, the Company suspended all operations related to its film production activities. The Company continues to actively distribute the motion picture projects that it has previously completed.
     ApothecaryRx is organized in Oklahoma and began operations on July 3, 2006. ApothecaryRx acquires and operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. As of December 31, 2008, ApothecaryRx operated stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma. The results of operations of ApothecaryRx are included in the Company’s “Apothecary” operating segment.
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
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation - The historical financial statements prior to December 31, 2007 are those of ApothecaryRx and SDC Holdings, collectively the accounting acquirer in the Graymark Acquisition. ApothecaryRx and SDC Holdings were collectively considered the acquirer because they were under common control prior to the Graymark Acquisition. The historical financial statements of ApothecaryRx and SDC Holdings have been adjusted for the effect of the recapitalization which took place at the time of the reverse merger. Activity after December 31, 2007, includes the consolidated activities of the merged company.

     Consolidation - The accompanying consolidated financial statements include the accounts of Graymark Healthcare, Inc. and its wholly owned, majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     New Accounting Pronouncements -
     FIN 48 - In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the years beginning after December 15, 2006.
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
     The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows as of December 31, 2008 and 2007.
     SAB 108 - In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB 108 became effective on January 1, 2007 and the initial adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     SFAS 155 - In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on its financial position, results of operations, or cash flows.
     SFAS 157 - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of

SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of SFAS 157 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
     SFAS 159 - In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not intend to adopt this voluntary statement, which was effective January 1, 2008.
     SFAS 141(R) and SFAS 160 - In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. Management is assessing the impact SFAS 160 will have on the Company’s consolidated financial statements.
     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Revenue recognition -
     Pharmacy product sales from the Company’s Apothecary operating segment are recorded at the time the customer takes possession of the merchandise. Customer returns are immaterial and are recorded at the time merchandise is returned. Sales taxes are not included in revenue.
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
     During the years ended December 31, 2008 and 2007, the Company’s revenue payer mix by operating segment was as follows:

	Apothecary		SDC
	2008	2007	2008	2007
Managed care organizations	40%	44%	94%	93%
Medicaid / Medicare	41%	43%	6%	7%
Private-pay	19%	13%	< 1%	< 1%
     Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.
     Accounts receivable - Accounts receivable are reported net of allowances for contractual sales adjustments and uncollectible accounts of $13,142,913 and $5,946,788 as of December 31, 2008 and 2007, respectively. The majority of our accounts receivable are due from private insurance carriers, Medicaid / Medicare and other third party payors, as well as from customers under co-insurance and deductible provisions.
     The Company’s allowance for contractual sales adjustments and uncollectible accounts is primarily attributable to the Company’s SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.
     Approximately 28% of the Company’s accounts receivable are from Medicare and Medicaid programs and another 54% are due from major insurance companies. The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.
     Inventories - Inventories are stated at the lower of cost or market and include the cost of products acquired for sale. The Company accounts for inventories using the first in-first out method of accounting for substantially all of its inventories. Independent physical inventory counts are taken on a regular basis in each retail pharmacy store.
     Property and equipment - Property and equipment is stated at cost and depreciated using the straight line method to depreciate the cost of various classes of assets over their estimated useful lives. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Fully depreciated assets are written off against accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
     The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life
Equipment	5 to 7 years
Software	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	5 years or remaining lease period, whichever is shorter
Vehicles	3 to 5 years
     Goodwill and Intangible Assets - Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely — lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
     Intangible assets other than goodwill which consist primarily of customer files and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
     Other Assets - Included in other assets is an investment in a non-controlled entity in the amount of $200,000. The Company accounts for this investment using the cost method which requires the investment to be recorded at cost plus any related guaranteed debt or other contingencies. Any earnings are recorded in the period received.
     Minority Interests - Minority interests in the results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of the various consolidated subsidiaries. The minority interests in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less distributions made to these minority interest holders.
     Advertising Costs - Advertising and sales promotion costs are expensed as incurred. Advertising expense for 2008 and 2007 totaled $334,124 and $455,574, respectively.
     Vendor Allowances - The Company has received advance discount payments from a vendor in amounts ranging from $150,000 to $300,000. These discounts were initially deferred and included in accrued liabilities on the accompanying consolidated balance sheet. The deferred amounts are each being amortized to reduce the cost of sales over the sixty month life of each discount agreement on a straight line basis. During 2008 and 2007, $571,834 and $421,667, respectively, of these discounts was amortized to reduce cost of sales. The remaining allowance in accrued liabilities was $2,726,500 and $1,398,333 as of December 31, 2008 and 2007, respectively.
     Acquisition Costs - New store acquisition costs are indirect and charged directly to expense when incurred.
     Discontinued Operations - In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations. As of December 31, 2008, the Company’s discontinued operations had cash and accounts receivable of $107,000 and $10,000, respectively. As of December 31 2007, the Company’s discontinued operations had cash of approximately $129,000 and film assets of approximately $207,000 which are included in other assets in the accompanying consolidated balance sheets. As of December 31, 2008 and 2007, the Company’s discontinued operations had accrued liabilities of approximately $32,000 and $69,000, respectively. The income and expense from the ongoing marketing and distribution of the current film assets is accounted for as discontinued operations.
     Income Taxes - The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination. The Company has also acquired certain net deferred tax assets with existing valuation allowances. If it is later determined that it is more likely than not that deferred tax assets will be realized, the Company will release the valuation allowance to current earnings or adjust the purchase price allocation, consistent with the manner of origination.
     The Company uses a two-step process to evaluate a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company reports tax-related interest and penalties as a component of income tax expense.
     Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.
     Net income (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation. There were no differences between basic and diluted earnings per share for the periods presented.
     Concentration of credit risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. The amount of cash deposits as of December 31, 2008 and 2007 in excess of FDIC limits is approximately $12,919,000 and $650,000, respectively.
     Fair value of financial instruments - The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgement and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at December 31, 2008 and 2007, the carrying amount of the Company’s borrowings approximates fair value.
     Stock options - The Company accounts for its stock option grants using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     Reclassifications - Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation.
Note 3 — Acquisitions
     On January 2, 2008, the Company consummated the Graymark Acquisition by and among the Company, ApothecaryRx and SDC Holdings. Although the Graymark Acquisition was not consummated until January 2, 2008, the Company elected to account for the Graymark Acquisition with an effective date of December 31, 2007 since the Company’s shareholders approved the Graymark Acquisition in December 2007 which in effect consummated the change in control. As part of the Graymark Acquisition, the Company delivered 102,000,000 shares of its common stock (20,400,000 shares after giving effect to 1 for 5 reverse split) to the former equity interest owners of ApothecaryRx and SDC Holdings. Mr. Roy T. Oliver and Mr. Stanton Nelson received 33,875,730 and 12,861,180 shares of common stock (6,775,146 and 2,572,236 shares after giving effect to 1 for 5 reverse split), respectively as a result of their direct and indirect equity interests in ApothecaryRx and SDC Holdings. Mr. Nelson is the Company’s chief executive officer and serves as one of the Company’s directors. Mr. Oliver is one of the Company’s greater than 10% shareholders. Both are affiliates of the Company.
     For financial reporting purposes, ApothecaryRx and SDC Holding were considered the acquiring entities because they were under common control prior to the Graymark Acquisition. As a result, the historical financial statements prior to December 31, 2007 reflect the activities of ApothecaryRx and SDC Holdings as adjusted for the effect of the recapitalization which occurred at the merger date. ApothecaryRx and SDC Holdings were collectively considered to be the acquiring entity because they were under common control prior to the Graymark Acquisition. Activities of Graymark Productions, Inc. prior to the merger date are no longer reflected in the historical financial statements as it was considered to be the acquired entity. Goodwill of $5,426,815 was recorded on the financial statements as of the merger date reflecting the fair market value of Graymark Productions, Inc. in excess of its identifiable net tangible assets as of the date of the merger.
     The aggregate purchase price of the former Graymark Productions, Inc., was determined to be $4,297,855 which was determined based on the fair market value of the 8,952,001 shares it had outstanding at the date of the merger.
     The following table presents the purchase price allocation, to the assets acquired and liabilities assumed, based on fair market values:

Graymark
Acquisition
Cash and cash equivalents	$603,101

Total current assets	603,101

Property and equipment	8,692
Goodwill	5,426,815
Other assets	206,659

Total assets acquired	6,245,267

Graymark
Acquisition
Accrued liabilities	145,469
Short-term debt	1,500,000
Minority interests	301,943

Total liabilities assumed and minority interests	1,947,412

Total purchase price	4,297,855
Less — common stock issued	(4,297,855)

Cash paid for business	$—

     During 2008 and 2007, the Company’s Apothecary operating segment made the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller
January 2008	Rambo Pharmacy (“Rambo”)	$2,558,564	$1,020,215
February 2008	Thrifty White Store 726 (“Thrifty”)	824,910	99,444
March 2008	Newt’s Pharmacy (“Newt’s”)	1,381,066	486,209
March 2008	Professional Pharmacy (“Professional”)	942,809	263,100
June 2008	Parkway Drug (“Parkway”)	7,360,998	1,489,814
November 2008	Hardamon Drug (“Hardamon”)	253,362	44,821
January 2007	Cox Pharmacy (“Cox”)	2,450,500	1,140,000
March 2007	Bolerjack Discount Drug (“Bolerjack”)	2,136,500	650,000
May 2007	Corner Drug (“Corner”)	2,797,017	—
August 2007	Barnes Pharmacy and Barbs Gifts (“Barnes”)	2,329,688	920,000
October 2007	Wolfs Wayzata Pharmacy (“Wolfs”)	1,014,292	271,250
     The results of operations from the businesses acquired have been included in the Company’s consolidated statement of operations prospectively from the date of acquisition. Purchase accounting was used to account for all of these acquisitions. Below is the purchase price allocation used to record each of these purchases:

	2008
	Rambo	Thrifty	Newt’s	Professional	Parkway	Hardamon
Cash	$1,000	$—	$—	$—	$2,000	$—
Accounts receivable	7,027	—	3,626	1,412	13,706	—
Inventory	350,537	161,950	395,546	398,982	2,346,569	103,960

Total current assets	358,564	161,950	399,172	400,394	2,362,275	103,960

Property and equipment	33,683	—	7,500	5,000	113,812	—
Intangible assets	973,990	662,960	462,209	162,415	1,062,636	149,402
Goodwill	1,192,327	—	512,185	375,000	3,822,275	—

Total purchase price	2,558,564	824,910	1,381,066	942,809	7,360,998	253,362
Less — seller financing	(1,020,215)	(99,444)	(486,209)	(263,100)	(1,489,814)	(44,821)

Cash paid for business	$1,538,349	$725,466	$894,857	$679,709	$5,871,184	$208,541

	2007
	Cox	Bolerjack	Corner	Barnes	Wolfs
Cash	$500	$500	$927	$1,100	$500
Accounts receivable	—	—	15,357	3,568	3,660
Inventory	550,000	511,000	558,228	494,679	235,132

	2007
	Cox	Bolerjack	Corner	Barnes	Wolfs
Total current assets	550,500	511,500	574,512	499,347	239,292

Property and equipment	15,000	50,000	76,305	100,000	15,000
Intangible assets	1,075,000	935,300	814,403	1,162,385	228,041
Goodwill	810,000	639,700	1,331,797	567,936	531,959

Total purchase price	2,450,500	2,136,500	2,797,017	2,329,668	1,014,292
Less — seller financing	(1,140,000)	(650,000)	—	(920,000)	(271,250)

Cash paid for business	$1,310,500	$1,486,500	$2,797,017	$1,409,668	$743,042

     During 2008 and 2007, the Company’s SDC operating segment made the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller
April 2008	Minority interests in sleep centers (“Minority”)	$1,616,356	$—
June 2008	Sleep Center of Waco, Ltd., Plano Sleep Center, Ltd. and Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
January 2007	Otter Creek Investments, LLC (“Otter Creek”)	14,950,000	—
     The results of operations from the businesses acquired have been included in the Company’s consolidated statement of operations prospectively from the date of acquisition. Purchase accounting was used to account for all of these acquisitions. Below is the purchase price allocation used to record each of these purchases:

	2008		2007
		Texas		Otter
	Minority	Labs	Nocturna	Creek
Cash and cash equivalents	$—	$—	$—	$393,111
Accounts receivable	—	481,187	210,664	1,195,793
Prepaid expenses	—	—	—	34,275

Total current assets	—	481,187	210,664	1,623,179

Property and equipment	—	1,707,978	289,651	1,259,787
Intangible assets	—	—	150,000	480,000
Goodwill	998,712	881,244	1,522,475	13,407,354
Other assets	—	—	—	40,364

Total assets acquired	998,712	3,070,409	2,172,790	16,810,684

Minority interest in net tangible assets	617,644	—	—	—
Less: Liabilities and minority interests assumed:
Accrued liabilities	—	—	—	80,976
Short-term debt	—	—	—	143,868
Long-term debt	—	2,110,409	—	1,452,218
Minority interests	—	—	—	183,622

Total liabilities and minority interests assumed	—	2,110,409	—	1,860,684

Total purchase price	1,616,356	960,000	2,172,790	14,950,000
Less — seller financing	—	—	(726,190)	—
Less — common stock issued	(1,616,356)	(960,000)	—	—

Cash paid for business	$—	$—	$1,446,600	$14,950,000

     The following unaudited pro forma combined results of operations have been prepared as if the acquisitions made by the Company during 2008 and 2007 had occurred on January 1, 2008 and 2007 respectively:

	2008	2007
Pro forma:
Net sales	$109,983,000	$64,973,000

Net income (loss)	$2,066,000	$(6,636,000)

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Note 4 — Property and Equipment
     Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2008 and 2007:

	2008	2007
Equipment	$4,240,013	$1,211,248
Furniture and fixtures	590,079	586,528
Vehicles	233,452	58,913
Leasehold improvements	1,023,667	593,694

	6,087,211	2,450,383

Accumulated depreciation	(1,073,035)	(380,698)

	$5,014,176	$2,069,685

     Depreciation expense for the years ended December 31, 2008 and 2007 was $734,592 and $363,531, respectively.
Note 5 — Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2008 and 2007 were as follows:

			Discontinued
	Apothecary	SDC	Operations	Total
December 31, 2006	$3,163,159	$—	$—	$3,163,159
Business acquisitions	3,881,392	13,407,354	5,426,815	22,715,561
Goodwill impairment	—	(204,000)	(5,426,815)	(5,630,815)

December 31, 2007	7,044,551	13,203,354	—	20,247,905
Business acquisitions	5,901,787	2,403,719	—	8,305,506
Contingent purchase payment	142,800	—	—	142,800
Purchase of minority interests	—	998,712	—	998,712

December 31, 2008	$13,089,138	$16,605,785	$—	$29,694,923

     As of December 31, 2008, the Company had $29.7 million of goodwill resulting from business acquisitions. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
     The Company’s evaluation of goodwill completed during 2008 resulted in no impairment losses. In 2007, the Company’s annual impairment tests resulted in a non-cash impairment charge of $5,426,815 and $204,000 related to write-downs of the goodwill attributable to the Graymark Acquisition and the Company’s SDC operating segment, respectively. The impairment of goodwill related to the Graymark Acquisition was due to the discontinuance of the Company’s film production operations. The impairment of goodwill related to the SDC operating segment was due to the financial performance of one of the Company’s sleep testing labs in Texas.
     Intangible assets as of December 31, 2008 and 2007 include the following:

	Useful	2008			2007
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Apothecary:
Customer files	5 – 15	$7,587,717	$(724,762)	$6,862,955	$4,612,550	$(255,423)	$4,357,127
Covenants not to compete	3 – 5	1,514,065	(528,060)	986,005	1,015,620	(214,088)	801,532
SDC:
Customer relationships	15	480,000	(61,334)	418,666	480,000	(29,333)	450,667
Covenants not to compete	3	100,000	(19,444)	80,556	—	—	—
Trademark	15	50,000	(1,944)	48,056	—	—	—

Total		$9,731,782	$(1,335,544)	$8,396,238	$6,108,170	$(498,844)	$5,609,326

     Amortization expense for the years ended December 31, 2008 and 2007 was $836,700 and $451,406, respectively. Amortization expense for the next five years related to theses intangible assets is expected to be as follows:

2009	$917,989
2010	850,215
2011	817,638
2012	703,128
2013	575,614
Note 6 — Other Assets:
     In December 2008, the Company invested in a non-controlled entity (the “Fund”) whose purpose is to invest in Oklahoma based small or rural small business ventures. Such investment generates tax credits which will be allocated to investors and can be used to offset Oklahoma state income tax. The tax credits are available through a rural economic development fund established by the state of Oklahoma.
     The Company invested $200,000 and signed a non-recourse debt agreement for approximately $1,537,000. The debt agreement is completely non-recourse to the Company for any amount in excess of the pledged capital investment of $200,000. As the debt agreement is non-recourse and has been guaranteed by other parties, it has not been reflected in the accompanying consolidated balance sheet.
     In January 2009, the Company was provided with documentation from the Fund referencing tax credits which are immediately available to the Company in the amount of approximately $400,000.
Note 7 — Borrowings
     The Company’s borrowings by operating segment as of December 31, 2008 and 2007 are as follows:

		Maturity
	Rate (1)	Date	2008	2007
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625	$—
Bank line of credit	4 - 5%	July 2014	5,394,894	—
Bank line of credit, matured			—	11,905,000
Seller financing	4.13 - 7.25%	July 2009 -June 2011	5,164,611	3,385,241
Non-compete agreements	0.0 - 7.65%	July 2009 -Nov. 2013	1,110,109	784,235

			29,073,239	16,074,476

SDC:
Senior bank debt	5%	May 2014	12,596,375	—
Bank line of credit	5%	June 2014	4,082,169	—
Senior bank debt, matured			—	11,960,000
Notes payable, matured			—	862,971
Bank line of credit, matured			—	438,386
Sleep center working capital notes payable	4.75 - 8.75%	Dec. 2009 -July 2012	716,074	728,552
Seller financing	5%	June 2009	490,078	—
Note payable on equipment	6%	Dec. 2013	399,686	—
Capital leases	11%	Nov. 2010 -Dec. 2010	160,480	—
Short-term equipment leases	—	Sept. 2009	75,112	149,629
Notes payable on vehicles	2.9 -3.9%	Nov. 2012 -Dec. 2013	133,511	28,097

			18,653,485	14,167,635

Discontinued Operations:
Convertible notes payable	12%	Jan. 2008	—	1,500,000

Total borrowings			47,726,724	31,742,111
Less:
Short-term debt			(565,190)	(13,993,015)
Current portion of long-term debt			(3,913,481)	(2,394,512)

Long-term debt			$43,248,053	$15,354,584

(1)	Effective rate as of December 31, 2008

     In May 2008, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries ApothecaryRx and SDC Holdings. The Term Loan and the Acquisition Line bear interest at the prime rate as reported in the Wall Street Journal. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending June 30, 2009 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
     The Debt Service Coverage Ratio is defined as the ratio of:
•	the net income of the Company (i) increased by interest expense, amortization, depreciation, and non-recurring expenses as approved by Arvest Bank, and (ii) decreased by the amount of minority interest share of net income and distributions to minority interests for taxes, to

•	annual debt service including interest expense and current maturities of indebtedness as determined in accordance with generally accepted accounting principles.
     As of December 31, 2008, there is $30 million outstanding on the Term Loan consisting of $17,403,625 to the Company’s Apothecary operating segment and $12,596,375 to the Company’s SDC operating segment. As of December 31, 2008, there is $9,477,063 outstanding on the Acquisition Line consisting of $5,394,894 to the Company’s Apothecary operating segment and $4,082,169 to the Company’s SDC operating segment. As of December 31, 2008, there is approximately $5,523,000 available under the Acquisition Line.
     As of December 31, 2007, the Company’s Apothecary operating segment had $11,905,000 outstanding on a bank line of credit for $20 million. The line of credit was collateralized by substantially all of ApothecaryRx’s assets and was personally guaranteed by various individual shareholders of the Company. The line of credit was repaid with proceeds from the Term Loan.
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
     As part of its acquisition of Otter Creek, SDC Holdings entered into a note payable to a bank for $11,960,000. This note was secured by all assets of SDC Holdings and was personally guaranteed by various individual shareholders of the Company. The note was repaid with proceeds from the Term Loan.
     Through one of its consolidated subsidiaries, SDC Holdings entered into two notes payable with a bank. As of December 31, 2007, the amount owed was $862,971. The notes were personally guaranteed by various individual shareholders of the Company and were repaid with proceeds from the Term Loan.
     SDC Holdings had a bank line of credit for $1 million. The amount owed at December 31, 2007 was $438,386. The line of credit was collateralized by substantially all of SDC Holdings’s assets and was personally guaranteed by various individual shareholders of the Company. The line of credit was repaid with proceeds from the Term Loan.
     SDC Holdings has entered into various notes payable to banks to supplement the working capital needs of its individual sleep centers. The total amount owed under these notes at December 31, 2008 of $716,074 bears interest at variable rates ranging from 0.0% to 1.5% above the prime rate as published in the Wall Street Journal. One of the notes bears interest at a fixed rate of 8.75%. The Company is required to make monthly payments of principal and interest totaling $31,834. The notes mature on varying dates from December 14, 2009 to July 5, 2012 and are personally guaranteed by the minority interest investors of the respective sleep centers.
     As part of its acquisition of Nocturna, SDC Holdings entered into a promissory note with the seller. The $490,078 owed at December 31, 2008 bears interest at a fixed rate of 5%. The outstanding principal and interest will be paid at maturity in June 2008.
     SDC Holdings entered into a note payable for the purchase of sleep diagnostic equipment. The $399,686 owed at December 31, 2008 bears interest at a fixed rate of 6% and matures on December 3, 2013. The Company is required to make monthly payments of principal and interest totaling $12,479.
     SDC Holdings has entered various capital leases for the purchase of equipment. Under the terms of the leases, the Company is required to make monthly principal and interest payments totaling $7,248. The leases mature on various dates from November 23, 2010 to December 20, 2010.
     SDC Holdings has entered into a short-term capital lease credit facility with a financial services company to lease for twelve months or less the CPAP equipment sold to customers.
     SDC Holdings has entered various notes payable for the purchase of vehicles. Under the terms of the notes, the Company is required to make monthly principal and interest payments totaling $2,732. The notes mature on various dates from November 17, 2012 to December 22, 2013.
     In conjunction with the Graymark Acquisition, the Company assumed two promissory notes (the “Convertible Notes”) in the principal amount of $750,000, respectively; $1,500,000 in total. The Convertible Notes were secured by all assets of the Company including all purchase agreements and any options or rights to acquire, all intellectual and real property, all assets and properties of the Company and all of its existing and future subsidiaries. During January 2008, in conjunction with the closing of the Company’s private placement of common stock, the Company paid-off one of the notes for $750,000 in cash and exchanged the remaining note for 3,750,000 shares of the Company’s common stock (750,000 shares after giving effect to 1 for 5 reverse split). In connection with the exchange of shares, the Company issued common stock purchase warrants exercisable for the purchase of 562,500 common stock shares for $0.22 each (112,500 shares for $1.10 each after giving effect to 1 for 5 reverse split). The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model. The fair value of the warrants was based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share. The fair value of the warrants was estimated to be approximately $231,000. The issuance of the warrants to the underwriter resulted in additional paid-in capital of $231,000 related to the services performed by the underwriter in conjunction with the convertible debt conversion which was offset by a reduction of paid-in capital of $231,000 related to the payment for those services which is included in offering costs.
     At December 31, 2008, future maturities of long-term debt were as follows:

2009	$3,913,481
2010	2,426,356
2011	3,127,514
2012	5,227,201
2013	5,244,264
Thereafter	27,222,718

Note 8 — Operating Leases
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
     The Company’s minimum rental expense for operating leases in 2008 and 2007 was $1,876,865 and $701,901, respectively.
     Following is a summary of the future minimum lease payments under operating leases as of December 31, 2008:

2009	$2,255,745
2010	2,082,013
2011	1,506,021
2012	1,233,187
2013	902,806
Thereafter	1,614,480

Total	$9,594,252

Note 9 — Income Taxes
     During the year ended December 31, 2007, the taxable income and expenses of ApothecaryRx and SDC Holdings (collectively, the reporting entity for financial reporting purposes) flowed through and was reported at the member level.
     The income tax provision for the years ended December 31, 2008 and 2007 consists of:

	2008	2007
Current provision	$136,000	$—
Deferred benefit	(9,660,000)	(684,000)
Change in beginning of year valuation allowance	9,660,000	684,000

Total	$136,000	$—

     Deferred income tax assets and liabilities as of December 31, 2008 and 2007 are comprised of:

	2008	2007
Deferred income tax assets:
Current:
Goodwill	$585,000	$—
Net operating loss carryforwards	76,000	76,000
Accounts receivable	58,000	—

	719,000	76,000
Valuation allowance	(175,000)	—

Total current deferred tax assets	544,000	76,000

Long-term:
Goodwill	8,757,000	—
Net operating loss carryforwards	902,000	735,000
State tax credit carryforwards	400,000	—

	2008	2007
Acquisition costs	110,000	—

	10,169,000	735,000
Valuation allowance	(10,169,000)	(684,000)

Total long-term deferred tax assets	—	51,000
Deferred income tax liabilities:
Current:
Film costs	—	25,000

Long-term:
Tax accounting changes	486,000	—
Fixed assets, net	58,000	102,000

Total long-term deferred tax liabilities	544,000	102,000

Deferred tax asset, net	$—	$—

     The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2008 and 2007 follows:

	2008	2007
Beginning valuation allowance	$684,000	$—
Change in valuation allowance	9,660,000	684,000

Ending valuation allowance	$10,344,000	$684,000

     The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2008	2007
Federal statutory rate	35.0%	35.0%
Goodwill	(71.4)	—
Fixed assets, net	(17.4)	—
Net operating loss utilization	(9.3)	—
Tax accounting changes	45.1	—
Stock based compensation	14.4	—
Acquisition costs	7.3	—
Accounts receivable	4.2	—
State tax, net	6.6	—
Valuation allowance and other	2.1	(35.0)

Effective income tax rate	16.6%	—%

     At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $2,795,000, expiring at various dates through 2027. Due to the ownership change resulting from the Graymark Acquisition, the Company’s net operating loss carryforwards are subject to an annual limitation of approximately $218,000.
     During the year ended December 31, 2008, the Company had income from discontinued operations of $60,932 which was net of income taxes of $72,000.
     The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2005 and later tax returns are still subject to examination.

Note 10 — Capital Structure
     During 2008, the holders of certain placement agent warrants exercised their warrants. These warrants were exercisable for the purchase of 224,638 common stock shares and were issued in connection with our 2003 and 2008 private placements and convertible note conversion. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the exercise price ranging from $1.10 to $5.50 per share. The Company issued 149,723 common stock shares, $0.0001 par value, pursuant to these warrant exercises. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
     On June 4, 2008, the Company completed a private placement of common stock and issued 3,344,447 shares of common stock. The proceeds of the private placement offering were $15,050,047 ($4.50 per share). In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
     On June 1, 2008, the Company completed the Texas Labs acquisition. In connection this acquisition, the Company issued 130,435 common stock shares, $0.0001 par value, for $900,000 (or $6.90 per share) as a portion of the purchase consideration. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
     On March 13, 2008, the Company’s board of directors approved a reverse split of the Company’s common stock at a ratio of 1 for 5 shares. The effective date of the reverse split was set as April 11, 2008. The effect of the reverse split reduced the Company’s outstanding common stock shares from 117,701,997 to 23,540,399 shares as of the date of the reverse split.
     In January 2008, the Company completed the private placement offering of 2,999,996 common stock shares (599,999 shares after giving effect to 1 for 5 reverse split) for gross proceeds of $1,050,000 or $0.35 per share ($1.75 per share after giving effect to 1 for 5 reverse split). Viewtrade Securities, Inc. served as the placement agent and received sales commissions of $80,000 (10% of the gross proceeds; excluding $250,000 not sold by the placement agent), a non-accountable expense allowance of $31,500 (3% of the gross proceeds) and common stock purchase warrants exercisable for the purchase of 450,000 common stock shares at $0.385 each (90,000 shares at $1.93 after giving effect to 1 for 5 reverse split). The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model. The fair value of the warrants was based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share. The fair value of the warrants was estimated to be approximately $141,000. The issuance of the warrants to the underwriter resulted in additional paid-in capital of $141,000 related to the services performed by the underwriter in conjunction with the private placement offering which was offset by a reduction of paid-in capital of $141,000 related to the payment for those services which is included in offering costs.
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
Note 11 — Stock Options and Warrants
     The Company has adopted three stock option plans, the 2008 Long-Term Incentive Plan (the “Incentive Plan”), the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).
     The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The number of shares of common stock authorized and reserved under the Incentive Plan is 3,000,000.
     The Employee Plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees, including employees who also serve as a Company director. The number of shares of common stock authorized and reserved under the Employee Plan is 60,000. The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option.
     The Non-Employee Plan provides for the grant of stock options to the Company’s non-employee directors, consultants and other advisors. The Company’s employees are not eligible to participate in the Non-Employee Plan. Under the provisions of this plan, the options do not qualify as incentive stock options for federal income tax purposes. The total number of shares of common stock authorized and reserved under the Non-Employee Plan is 60,000.
     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Given the Company’s limited trading history and lack of employee option exercise history, the Company has included the assumptions and variables of similar companies in the determination of the actual variables used in the option pricing model. The Company bases the risk-free interest rate used in the option pricing model on U.S. Treasury zero-coupon issues. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option pricing model.
     The assumptions used to value the option and warrant grants are as follows:

2008
Expected life (in years)	3.5 - 5.0
Volatility	38.0 - 46.0%
Risk free interest rate	3.5 - 4.0%
Dividend yield	—%
     The fair value of the 164,091 options issued in 2008 was estimated to be approximately $244,000. In accordance with SFAS 123R, the value of the options was recorded as deferred compensation expense and amortized over the vesting period of the options. Compensation expense related to stock options was $244,000 during 2008. There were no options issued in 2007. The options outstanding and options exercisable as of December 31, 2008 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares.
     Information with respect to stock options and warrants outstanding follows:

		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	—	$—
Assumed in Graymark Acquisition	1,064,650	7.15
Granted — options	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	1,064,650	7.15
Granted — warrants	202,500	1.47

		Average
		Exercise
	Shares	Price
Granted — options	164,091	4.02
Exercised — warrants	(224,638)	(3.01)
Forfeited — warrants	(596,000)	(10.00)
Forfeited — options	(20,000)	(6.25)

Outstanding at December 31, 2008	590,603	$3.04

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	at 12/31/08	Life (Years)	Price	at 12/31/08	Price
$1.01 to $3.00	368,870	2.6	$2.34	366,512	$2.35
$3.01 to $5.00	192,195	3.6	3.98	187,000	3.98
$5.01 to $7.00	29,538	1.2	5.55	28,769	5.53

Total	590,603			582,281

     During 2008, the Company issued 150,000 restricted stock grant awards to certain key employees. The fair value of the restricted stock grant awards was $285,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. In accordance with SFAS 123R, the value of the stock grants was recorded as deferred compensation expense and is being amortized over the vesting period of the options. As of December 31, 2008, the Company has deferred compensation expense associated with the stock grants of approximately $192,000 included in other assets in the accompanying consolidated balance sheets. Compensation expense related to stock grants was $93,000 during 2008. There were no stock grants issued in 2007.
Note 12 — Segment Information
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
     Reportable business segment information for the years ended December 31, 2008 and 2007 follows:

			Discontinued
	Apothecary	SDC	Operations	Other	Total
2008:
Sales to external customers	$81,329,158	$15,292,164	$—	$—	$96,621,322
Segment operating profit (loss)	2,240,573	3,283,639	—	(2,096,713)	3,427,499
Income from discontinued operations, net of taxes	—	—	60,932	—	60,932
Depreciation and amortization	972,665	595,214	—	3,413	1,571,292
Interest expense (income), net	1,358,882	870,806	—	(174,625)	2,055,063
Minority interests in earnings	—	552,970	—	—	552,970
Income tax expense (benefit)	146,000	309,000	—	(319,000)	136,000
Segment assets	39,944,929	28,743,861	117,135	12,720,105	81,526,030

			Discontinued
	Apothecary	SDC	Operations	Other	Total
Capital expenditures	386,444	1,130,341	—	4,675	1,521,460

2007:
Sales to external customers	40,764,741	9,553,230	—	—	50,317,971
Segment operating profit (loss)	721,549	2,002,496	—	—	2,724,045
Loss from discontinued operations	—	—	(5,426,815)	—	(5,426,815)
Depreciation and amortization	501,063	313,874	—	—	814,937
Interest expense, net	853,023	935,874	—	—	1,788,897
Minority interests in earnings	—	664,862	—	—	664,862
Segment assets	21,583,680	18,730,505	335,507	482,945	41,132,637
Capital expenditures	328,929	459,228	—	—	788,157
Note 13 — Related Party Transactions
     The Company has approximately $12.8 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company’s SDC operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $189,000 at December 31, 2008. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer, Mr. Joseph Harroz, Jr., the Company’s president and chief operating officer, and the William R. Oliver GST Exempt Trust. Mr. William R. Oliver is one of the Company’s directors.
     The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the year ended December 31, 2008, the Company incurred Oklahoma Tower approximately $31,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
     During the year ended December 31, 2008, the Company paid Specialty Construction Services, LLC approximately $126,000 to construct the leasehold improvements at the Company’s corporate headquarters. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Specialty Construction Services, LLC. Non-controlling interests in Specialty Construction Services, LLC are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s chief executive officer.
     During the year ended December 31, 2007, the Company paid consulting fees of approximately $17,000 to a company that was controlled by the Company’s chief financial officer.
Note 14 — Earnings (Loss) per Share
     Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computation of basic net earnings (loss) per share and diluted net earnings (loss) per share for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Net earnings (loss) from continuing operations	$683,466	$270,286

Basic weighted-average common shares	25,885,628	20,404,905
Effect of dilutive securities:
Common shares on convertible notes payable	—	—
Stock options and warrants	217,213	—

Diluted potential common shares	26,102,841	20,404,905

Net earnings (loss) per share from continuing operations:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Net earnings (loss) from discontinued operations	$60,932	$(5,426,815)

Basic weighted-average common shares	25,885,628	20,404,905
Effect of dilutive securities:
Common shares on convertible notes payable	—	—
Stock options and warrants	217,213	—

Diluted potential common shares	26,102,841	20,404,905

Net earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.26)

Diluted	$0.00	$(0.26)

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
     The following securities were not included in the computation of diluted earnings per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2008	2007
Common shares on convertible notes payable	—	750,000
Stock options and warrants	64,538	1,064,650