Form 10-Q
period 2009-03-31
Graymark Healthcare, Inc.
filed 2009-05-15
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 14, 2009, 28,169,113 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009
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

-i-

PART I. FINANCIAL INFORMATION
Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements
     The consolidated condensed financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of March 31, 2009 and December 31, 2008, the Consolidated Condensed Statements of Operations and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K.
     In the opinion of our management, the consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of seasonal and other factors on our operations, net earnings for any interim period may not be comparable to the same interim period in the previous year, nor necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$13,526,711	$15,380,310
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $13,374,706 and $13,142,913, respectively	12,323,735	13,312,157
Inventories	8,450,718	8,893,918
Other current assets	303,643	298,239

Total current assets	34,604,807	37,884,624

Property and equipment, net	5,207,933	5,014,176
Intangible assets, net	8,163,241	8,396,238
Goodwill	29,694,923	29,694,923
Other assets	364,701	343,669

Total assets	$78,035,605	$81,333,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$4,047,667	$6,111,783
Accrued liabilities	4,412,266	4,951,562
Short-term debt	529,732	565,190
Current portion of long-term debt	4,144,306	3,913,481

Total current liabilities	13,133,971	15,542,016
Long-term debt, net of current portion	42,260,400	43,248,053

Total liabilities	55,394,371	58,790,069

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,169,113 and 27,719,113 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,817	2,772
Paid-in capital	27,889,091	27,130,136
Accumulated deficit	(4,661,862)	(4,681,575)
Deferred compensation — restricted stock	(855,144)	(192,400)

Total Graymark Healthcare shareholders’ equity	22,374,902	22,258,933

Noncontrolling interest	266,332	284,628

Total equity	22,641,234	22,543,561

Total liabilities and shareholders’ equity	$78,035,605	$81,333,630

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenues:
Product sales	$22,685,256	$16,515,894
Services	2,786,137	2,527,431

	25,471,393	19,043,325

Costs and Expenses:
Cost of sales	16,708,413	12,302,924
Cost of services	1,453,328	971,712
Selling, general and administrative	6,270,573	4,105,226
Depreciation and amortization	514,439	306,987

	24,946,753	17,686,849

Other Income (Expense):
Interest expense, net	(520,874)	(527,179)

Income from continuing operations, before taxes	3,766	829,297

Provision for income taxes	—	(100,477)

Income (loss) from continuing operations, net of taxes	3,766	728,820

Discontinued operations, net of taxes	2,197	21,520

Net income	5,963	750,340

Less: Net income (loss) attributable to noncontrolling interests	(13,750)	364,885

Net income attributable to Graymark Healthcare	$19,713	$385,455

Earnings per common share (basic and diluted):
Income from continuing operations attributable to Graymark Healthcare common shareholders	$0.00	$0.02
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income attributable to Graymark Healthcare common shareholders	$0.00	$0.02

Average common shares outstanding	28,103,446	23,375,399
Dilutive effect of stock warrants and options	14,277	202,500

Average common shares outstanding assuming dilution	28,117,723	23,577,899

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Three months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities:
Net income	$19,713	$385,455
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	514,439	306,987
Noncontrolling interests	(13,750)	364,885
Stock based compensation	96,256	—
Changes in assets and liabilities, net of acquisitions –
Accounts receivable	988,422	(1,923,268)
Inventories	443,200	(364,462)
Other assets	(26,434)	(30,929)
Accounts payable	(2,064,116)	(354,419)
Accrued liabilities	(539,296)	123,510

Net cash used in operating activities	(581,566)	(1,492,241)

Investing activities:
Cash received from acquisitions	—	1,000
Purchase of businesses	—	(3,570,966)
Purchase of property and equipment	(475,201)	(169,617)

Net cash used in investing activities	(475,201)	(3,739,583)

Financing activities:
Issuance of common stock	—	938,500
Debt proceeds	247,451	5,799,954
Debt payments	(1,039,737)	(1,369,451)
Loan origination costs	—	(1,333)
Distributions to noncontrolling interests	(4,546)	(114,710)

Net cash provided by (used in) financing activities	(796,832)	5,252,960

Net change in cash and cash equivalents	(1,853,599)	21,136

Cash and cash equivalents at beginning of period	15,380,310	2,072,866

Cash and cash equivalents at end of period	$13,526,711	$2,094,002

Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$—	$2,140,698

Common stock issued to pay-off convertible debt	$—	$750,000

Cash Paid for Interest and Income Taxes:
Interest expense	$573,919	$502,926

Income taxes	$38,900	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Three Months Ended March 31, 2009 and 2008
Note 1 – Nature of Business
     Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and is a diversified medical holding company that operates in two operating segments: “Apothecary” and “SDC Holdings”.
     Apothecary acquires and operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. Apothecary operates stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma.
     SDC Holdings provides diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic centers in Nevada, Oklahoma and Texas. SDC Holdings’s products and services are used primarily by patients with obstructive sleep apnea. These sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. SDC Holdings’ sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SDC Holdings sells CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed with a physician prescription. There are noncontrolling interest holders in SDC Holdings’ testing facilities. The noncontrolling interest holders are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
Note 2 – Summary of Significant Accounting Policies
     For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
     Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated condensed balance sheet was derived from audited financial statements.
     Reclassifications — Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation, including the reclassification of the deferred compensation expense associated with unvested stock grants from other assets to deferred compensation — restricted stock.
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
     Sleep center services and product sales from the Company’s SDC operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company has established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
     Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
     The Company performs analysis to evaluate the net realizable value of accounts receivable on a quarterly basis. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on its operating results and cash flows.
     Accounts receivable – Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts of $13,374,706 and $13,142,913 as of March 31, 2009 and December 31, 2008, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
     The Company’s allowance for sales adjustments and doubtful accounts is primarily attributable to the Company’s SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for sales adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.
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
     Discontinued Operations – Effective January 1, 2008, management of the Company elected to discontinue its film production and distribution operations. The income and expense from the ongoing marketing and distribution of the Company’s films is accounted for as discontinued operations.
Recent Accounting Pronouncements
     Effective January 1, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). This standard changed the accounting for and reporting of minority interests (now called noncontrolling interests) in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations.
     It is expected that the FASB Accounting Standards Codification (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.
     SFAS 141(R) – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
SFAS 141 is required to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this Statement on January 1, 2009 and the initial adoption of this Statement did not have a material impact on its financial position, results of operations, or cash flows.
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
     In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements.
These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.
Note 3 – Goodwill and Other Intangibles
     There were no changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2009.
     As of March 31, 2009, the Company had $29.7 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

     Intangible assets as of March 31, 2009 and December 31, 2008 include the following:

	Useful	March 31, 2009			December 31, 2008
	Life	Gross	Accumulated
	(Years)	Amount	Amortization	Net	Net
Apothecary:
Customer files	15	$7,587,717	$(857,035)	$6,730,862	$6,862,955
Covenants not to compete	3 – 5	1,514,065	(611,617)	902,448	986,005
SDC:
Customer relationships	15	480,000	(69,333)	410,667	418,666
Covenants not to compete	3	100,000	(27,778)	72,222	80,556
Trademark	15	50,000	(2,778)	47,222	48,056

Total		$9,731,782	$(1,568,541)	$8,163,241	$8,396,238

     Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $233,000 and $180,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended March 31,
2010	$885,000
2011	839,000
2012	798,000
2013	665,000
2014	555,000
Note 4 – Borrowings
     The Company’s borrowings by operating segment as of March 31, 2009 and December 31, 2008 are as follows:

		Maturity	March 31,	December 31,
	Rate (1)	Date	2009	2008
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625	$17,403,625
Bank line of credit	5%	July 2014	5,394,894	5,394,894
Seller financing	4.1 – 7.25%	July 2009 – June 2011	4,391,323	5,164,611
Non-compete agreements	0.0 – 7.65%	Dec. 2009 – May 2013	1,019,820	1,110,109

			28,209,662	29,073,239

SDC:
Senior bank debt	5%	May 2014	12,596,375	12,596,375
Bank line of credit	5%	June 2014	4,082,169	4,082,169
Sleep center working capital notes payable	4.75 – 8.75%	Dec. 2009 – July 2012	755,896	716,074
Seller financing	5%	June 2009	496,030	490,078
Note payable on equipment	6%	Dec. 2013	493,037	399,686
Capital leases	11%	Nov. 2010 – Dec. 2010	141,132	160,480
Short-term equipment leases	—	Sept. 2009	33,703	75,112
Notes payable on vehicles	2.9 – 3.9%	Nov. 2012 – Dec. 2013	126,434	133,511

Total borrowings			18,724,776	18,653,485

		Maturity	March 31,	December 31,
	Rate (1)	Date	2009	2008
Less:
Short-term debt			(529,732)	(565,190)
Current portion of long-term debt			(4,144,306)	(3,913,481)

Long-term debt			$42,260,400	$43,248,053

(1)	Effective rate as of March 31, 2009
     At March 31, 2009, future maturities of long-term debt were as follows:

Year ended March 31,
2010	$4,144,306
2011	1,836,171
2012	3,955,001
2013	5,310,014
2014	5,281,785
Thereafter	25,877,429
     In May 2008, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries ApothecaryRx LLC and SDC Holdings LLC. The Term Loan and the Acquisition Line bear interest at the prime rate as reported in the Wall Street Journal. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending June 30, 2009 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
     The Debt Service Coverage Ratio is defined as the ratio of:
•	the net income of the Company (i) increased by interest expense, amortization, depreciation, and non-recurring expenses as approved by Arvest Bank, and (ii) decreased by the amount of noncontrolling (minority) interest share of net income and distributions to noncontrolling (minority) interests for taxes, to

•	annual debt service including interest expense and current maturities of indebtedness as determined in accordance with generally accepted accounting principles.
     As of March 31, 2009, there is $30 million outstanding on the Term Loan consisting of $17,403,625 to the Company’s Apothecary operating segment and $12,596,375 to the Company’s SDC operating segment. As of March 31, 2009, there is $9,477,063 outstanding on the Acquisition Line consisting of $5,394,894 to the Company’s Apothecary operating segment and $4,082,169 to the Company’s SDC operating segment. As of March 31, 2009, there is approximately $5,523,000 available under the Acquisition Line.

Note 5 – Operating Leases
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
     The Company’s rental expense for operating leases for the three months ended March 31, 2009 and 2008 was $573,000 and $329,000, respectively.
     Following is a summary of the future minimum lease payments under operating leases as of March 31, 2009:

Year ended March 31,
2010	$2,277,000
2011	2,075,000
2012	1,617,000
2013	1,292,000
2014	898,000
Thereafter	1,482,000

Total	$9,641,000

Note 6 – Capital Structure
     During the three months ended March 31, 2009, the Company issued 450,000 restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $759,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. In accordance with SFAS 123R, the value of the stock grants was recorded as deferred compensation expense and is being amortized over the vesting period of the options. As of March 31, 2009 and December 31, 2008, the Company had deferred compensation expense associated with unvested stock grants of approximately $855,000 and $192,000, respectively, included in deferred compensation — restricted stock in the accompanying consolidated condensed balance sheets. Compensation expense related to stock grants was approximately $96,000 during the three months ended March 31, 2009. There was no stock grant expense during the three months ended March 31, 2008.
Note 7 – Segment Information
     The Company operates in two reportable business segments: Apothecary and SDC. The Apothecary operating segment operates retail pharmacy stores throughout the central United States. The SDC operating segment operates sleep diagnostic centers in Nevada, Oklahoma and Texas. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations that primarily involve administrative activities associated with operating as a public company are identified as “Other.” Included in segment assets identified as “Other” is approximately $10.2 million in cash and cash equivalents held at the consolidated level to fund future acquisitions and other capital needs of the Apothecary and SDC operating segments.
     Reportable business segment information follows:

	Three Months Ending
	March 31,
	2009	2008
Sales to external customers:
Apothecary	$22,114,895	$15,880,702
SDC	3,356,498	3,162,623

Total	$25,471,393	$19,043,325

	Three Months Ending
	March 31,
	2009	2008
Segment operating profit (loss):
Apothecary	$480,315	$56,315
SDC	3,287	481,750
Discontinued operations	2,197	21,520
Other	(466,086)	(174,130)

Total	$19,713	$385,455

	March 31,	December 31,
	2009	2008
Segment assets:
Apothecary	$38,619,903	$39,944,929
SDC	28,820,920	28,743,861
Discontinued operations	119,386	117,135
Other	10,475,396	12,527,705

Total	$78,035,605	$81,333,630

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and is a diversified medical holding company that operates in two operating segments: “Apothecary” and “SDC Holdings”.
     Through Apothecary, we acquire and operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. We operate stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma.
     Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic centers in Nevada, Oklahoma and Texas. Our products and services are used primarily by patients with obstructive sleep apnea. These sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SDC Holdings sells CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed with a physician prescription. There are noncontrolling interest holders in SDC Holdings’ testing facilities. The noncontrolling interest holders are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
Apothecary Operating Segment
     As of March 31, 2009, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our acquired and target acquisition stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.
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
SDC Operating Segment
     As of March 31, 2009, we operated 14 sleep diagnostic centers in Nevada, Oklahoma and Texas and we operated two sleep diagnostic centers under management agreements. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. Some of the limited liability companies and limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
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
     In evaluating whether goodwill is impaired, we compare the fair value of the operating unit to which the goodwill is assigned to the operating unit’s carrying amount, including goodwill. The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies’ data. If the carrying amount of the operating unit (i.e., pharmacy or sleep center) exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.
Results of Operations
     The following table sets forth selected results of our operations for the three months ended March 31, 2009 and 2008. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic centers and related equipment sales. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three Month Periods Ended March 31, 2009 and 2008
Consolidated Totals

	For the Three Months Ended
	March 31,
	2009	2008
Net revenues	$25,471,393	$19,043,325
Cost of sales and services	18,161,741	13,274,636
Operating expenses	6,785,012	4,412,213
Net other (expense)	(520,874)	(527,179)

Income from continuing operations, before taxes	3,766	829,297
Provision for income taxes	—	(100,477)

Income from continuing operations, net of taxes	3,766	728,820
Discontinued operations, net of taxes	2,197	21,520

Net income	5,963	750,340
Noncontrolling interests	13,750	(364,885)

Net income attributable to Graymark Healthcare	$19,713	$385,455

Discussion of Three Month Periods Ended March 31, 2009 and 2008
     Net revenues increased $6.4 million during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 resulted in an increase in revenue of $6.4 million,

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of revenue of $0.8 million related to the three months of operations in the 1st quarter of 2009. See the “Segment Analysis”, below, for additional information, and

•	same store pharmacy revenues and same location sleep center revenues decreased collectively approximately $0.8 million. See the “Segment Analysis”, below, for additional information.
     Cost of sales and services increased $4.9 million during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 resulted in an increase in cost of sales and services of $4.6 million,

•	the two acquisitions made by our SDC operating segment in June 2008 resulted in an increase of cost of sales and services of $0.4 million related to the three months of operations in the 1st quarter of 2009. See the “Segment Analysis”, below, for additional information, and

•	same store pharmacy cost of sales and same location sleep center cost of sales decreased collectively approximately $0.1 million. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $2.4 million during the three months ended March 31, 2009, compared with the 1st quarter of 2008. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $1.3 million. In addition, operating expenses at our SDC operating segment increased $0.7 million due to additional overhead needed to support increased operations and due to the acquisitions made by SDC. Overhead incurred at the parent-company level which includes our public-company costs increased approximately $0.4 million primarily due to increased wages and compensation expense. See the “Segment Analysis” below, for additional information.
     Net other expense decreased approximately $6,000 during the three months ended March 31, 2009, compared with the 1st quarter of 2008. The decrease in net other expense was primarily due to an increase in interest income that was offset by an increase in interest expense resulting from an increase in borrowings.
     Income from discontinued operations was approximately $2,000 and $22,000, during the three months ended March 31, 2009 and 2008, respectively, and represents the net income from our film operations that were discontinued on January 1, 2008.
     Noncontrolling interests decreased approximately $379,000 during the three months ended March 31, 2009 compared with the 1st quarter of 2008. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the decrease in net income of our SDC subsidiaries attributable to the equity ownership percentages we do not own.
     Net Income attributable to Graymark Healthcare. Our operations resulted in net income of approximately $20,000 (0.08% of approximately $25.5 million of net revenues) during the first quarter of 2009, compared to net income of approximately $385,000 (on net revenues of approximately $19.0 million) during the 2008 first quarter. The decrease in our net income was primarily due to decreased profitability at our SDC operating segment which was offset by increased profitability at our Apothecary operating segment. See the “Segment Analysis” below, for additional information.
Apothecary Operating Segment

	For the Three Months Ended
	March 31,
	2009	2008
Net revenues	$22,114,895	$15,880,702
Cost of sales	16,619,180	12,190,627
Operating expenses	4,664,544	3,332,421
Net other (expense)	(350,856)	(285,791)

Income from continuing operations, before taxes	$480,315	$71,863

Discussion of Three Month Periods Ended March 31, 2009 and 2008
     Net revenues increased $6.2 million during the three months ended March 31, 2009 compared with the 1st quarter of 2008. During the three months ended March 31, 2009, we operated 18 pharmacy locations. During the three months ended March 31, 2008, we operated 11 to 14 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $6.4 million. Revenues during the three months ended March 31, 2009 from existing (or same store) pharmacy locations decreased $0.2 million compared with the 1st quarter of 2008. The decrease in same store revenues was primarily due to the extra day in the 1st quarter of 2008 resulting from 2008 being a leap year.
     Cost of sales increased $4.4 million during the three months ended March 31, 2009, compared with the 1st quarter of 2008. The increase in our pharmacy locations resulted in an increase in cost of sales of $4.6 million. Cost of sales as a percentage of net revenues was 75% and 77%, respectively, during each of the three months ended March 31, 2009 and 2008.
     Operating expenses increased $1.3 million during the three months ended March 31, 2009, compared with the 1st quarter of 2008. This increase was primarily due to approximately $1.3 million in additional expenses associated with new pharmacy locations.

          Net other expense increased approximately $65,000 during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The increase in net interest expenses was primarily due to the increase in borrowings associated with acquisitions. Total borrowings for our Apothecary operating segment were approximately $28.2 million and $23.2 million at March 31, 2009 and 2008, respectively.
          Income from continuing operations, before taxes. Our Apothecary operating segment operations resulted in income from continuing operations, before taxes of approximately $480,000 (2.2% of approximately $22.1 million of net revenues) during the first quarter of 2009, compared to income from continuing operations, before taxes of approximately $72,000 (on net revenues of approximately $15.9 million) during the 2008 first quarter.
SDC Operating Segment

	For the Three Months Ended
	March 31,
	2009	2008
Net revenues	$3,356,498	$3,162,623
Cost of sales and services	1,542,561	1,084,009
Operating expenses	1,597,324	858,658
Net other (expense)	(227,076)	(240,317)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(10,463)	979,639
Noncontrolling interests	13,750	(364,885)

Income from continuing operations, before taxes	$3,287	$614,754

Discussion of Three Month Periods Ended March 31, 2009 and 2008
          Net revenues increased approximately $0.2 million during the three months ended March 31, 2009, compared with the 1st quarter of 2008. This increase was primarily due to:
•	the acquisition of Nocturna Sleep Center, LLC (“Nocturna”) and Sleep Center of Waco, Ltd, Plano Sleep Center, Ltd. and Southlake Sleep Center, LLC (collectively “Texas Labs”) on June 1, 2008 resulted in an increase in net revenues of approximately $0.8 million and

•	a decrease in the number of sleep studies performed, in existing locations, in the 1st quarter of 2009, compared with the same period in 2008, resulted in a decrease in net revenues of approximately $0.6 million.
We saw a significant decline in the number of sleep studies performed in January 2009 and early February 2009 compared with the same periods for 2008. We believe that the deterioration of the broader economic environment coupled with the elective nature of our sleep diagnostic services drove a one-time decrease in the number of patients choosing to be diagnosed. This decrease was further accentuated by the annual resetting of insurance deductibles and flexible spending accounts. As the 1st quarter of 2009 progressed, we saw improved levels of sleep studies as the external economic factors became less prevalent. As a result, we expect continued improvement in the revenues for SDC during the remainder of 2009.
          Cost of sales and services increased approximately $0.5 million during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.4 million. Cost of sales and services at existing sleep center locations increased approximately $0.1 million.
          Cost of sales and services as a percent of net revenues was 46% and 34% during the three months ended March 31, 2009 and 2008, respectively. This increase was primarily due to less utilization of our sleep technician labor resulting from the decrease in sleep studies performed at existing locations. The fixed nature of our sleep technician labor resulted in an increase of cost of sales and services as a percent of net revenues of approximately

9%. In addition, the contractual allowances needed to record our receivables from third party payers at their net realizable value resulted in an increase of cost of sales and services as a percent of net revenues of approximately 3%.
          Operating expenses increased approximately $0.7 million during the three months ended March 31, 2009, compared with the 1st quarter of 2008. The increase in operating expenses was primarily due to the acquisition of Nocturna and Texas Labs which resulted in an increase in operating expenses of approximately $0.4 million. Additional infrastructure or overhead added to support anticipated growth resulted in additional operating expenses of approximately $0.3 million.
          Net other expense decreased approximately $13,000 during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The decrease in net other expenses is primarily due to a reduction in the interest rate paid on borrowings which was offset by an increase in the total borrowings for our SDC operating segment.
          Noncontrolling interests decreased approximately $379,000 during the three months ended March 31, 2009 compared with the 1st quarter of 2008. The noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the decrease net earnings of our SDC subsidiaries attributable to the equity ownership interests we do not own.
          Income from continuing operations, before taxes of our SDC operating segment was approximately $3,000 (0.1% of approximately $3.4 million of net revenues) during the first quarter of 2009, compared to income from continuing operations, before taxes of approximately $615,000 (19% of approximately $3.2 million net revenues) during the 2008 first quarter.
Liquidity and Capital Resources
          Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at March 31, 2009 totaled approximately $13.5 million. As of March 31, 2009, we had working capital of approximately $21.5 million.
          Our operating activities during the three months ended March 31, 2009 used net cash of approximately $582,000 compared to operating activities in the first three months of 2008 that used approximately $1,492,000. The decrease in cash flows used by operating activities was primarily attributable to decreases in accounts receivables and inventories which was offset by a decrease in accounts payable and accrued liabilities. During the three months ended March 31, 2009, our operating activities included net income of $19,713 which was increased by depreciation and amortization of $514,439 and stock based compensation of $96,256 and offset by noncontrolling interests of $13,750.
          Our investing activities during the three months ended March 31, 2009 used net cash of approximately $0.5 million compared to the 1st three months of 2008 during which we used approximately $3.7 million for investing activities. The decrease in the cash used in investing activities was attributable to a lack of business acquisitions during the 1st quarter of 2009. During the three months ended March 31, 2008, we used $3.6 million for the purchases of businesses.
          Our financing activities during the three months ended March 31, 2009 used net cash of approximately $0.8 million compared to the 1st three months of 2008 during which financing activities provided approximately $5.3 million. The decrease in net cash provided by financing activities was due to proceeds from the issuance of common stock of $0.9 million received in the 1st quarter of 2008 and a reduction in the amount of debt proceeds. Debt proceeds were $0.2 million during the three months ended March 31, 2009, compared with debt proceeds of $5.8 million during the 1st three months of 2008. Debt payments were $1.0 million during the three months ended March 31, 2009, compared with debt payments of $1.4 million during the 1st three months of 2008.
          We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $9.2 million as of March 31, 2009.
Arvest Credit Facility
          Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”). As of March 31, 2009, the outstanding principal amount of the Arvest Credit Facility was $39,477,063.
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
     The proceeds of the Acquisition Line are to be used solely for the funding of up to 70% of either the purchase price of the acquisition of existing pharmacy business assets or sleep testing facilities or the startup costs of new sleep centers and other costs incurred by us or Arvest Bank in connection with the preparation of the Loan Agreement and related documents, subject to approval by Arvest Bank.
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
          Compliance with Debt Service Coverage Ratio. As noted above, commencing with the calendar quarter ending June 30, 2009, we are required to maintain a Debt Service Coverage Ration of 1.25 to 1. As of March 31, 2009, our Debt Service Coverage Ratio is 0.93 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. During 2008, we made several acquisitions that negatively impact the calculation since the earnings from those acquisitions have not been included in our earnings for four rolling quarters. We are working with Arvest Bank to change the Debt Service Coverage Ratio requirement or change the manner in which it is calculated with respect to acquisitions. However, there is no assurances that we will be able to achieve compliance by June 30, 2009.
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
          Our future commitments under contractual obligations by expected maturity date at March 31, 2009 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$529,732	$—	$—	$—	$529,732
Long-term debt	6,398,059	10,062,365	13,767,435	26,250,871	56,478,730
Operating leases	2,277,075	3,692,720	2,190,234	1,480,625	9,640,654

	$9,204,866	$13,755,085	$15,957,669	$27,731,496	$66,649,116

CRITICAL ACCOUNTING POLICIES
          The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2008 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for sales adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

          Revenue recognition – Pharmacy product sales from our Apothecary operating segment are recorded at the time the customer takes possession of the merchandise. Customer returns are immaterial and are recorded at the time merchandise is returned.
          Sleep center services and product sales from our SDC operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
          Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
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
          Accounts Receivable – Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
Recent Accounting Pronouncements
          Effective January 1, 2009, we implemented Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). This standard changed the accounting for and reporting of minority interests (now called noncontrolling interests) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations.
          It is expected that the FASB Accounting Standards Codification (the “Codification”) will be effective on July 1, 2009, officially becoming the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant Securities and Exchange Commission (SEC) guidance organized using the same topical structure in separate sections within the Codification. This will have an impact on our financial statements since all future references to authoritative accounting literature will be references in accordance with the Codification.
          SFAS 141(R) – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
SFAS 141 is required to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We adopted this Statement on January 1, 2009 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.
          SFAS 157 – In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements" (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We adopted this Statement on January 1, 2008 and the initial adoption of this Statement did not have a material impact on our financial position, results of operations, or cash flows.

          In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements.
These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.
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
Accounts Receivable Reporting at SDC Holding
     During the three months ended December 31, 2008, we recognized certain control and reporting material weaknesses related to our accounts receivable. Sleep center services and product sales of our SDC operating segment are recognized in the accounting period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for sales adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for sales adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues are then reported for financial control and reporting net of those adjustments.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We do not have any thing to report under this Item.
Item 3. Defaults Upon Senior Securities
     We do not have any thing to report under this Item.
Item 4. Submission of Matters to a Vote of Security Holders
     We do not have any thing to report under this Item.
Item 5. Other Information.
     We do not have any thing to report under this Item.
Item 6. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2	Stock Option Agreement between E. Peter Hoffman, Jr. and Registrant , incorporated by reference to Exhibit A of Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.3	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

Exhibit No.	Description

4.4	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.5	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

4.6	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.

SIGNATURES
     In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC. (Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: May 15, 2009
	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Financial Officer and Controller

Date: May 15, 2009