Form 10-Q
period 2009-06-30
Graymark Healthcare, Inc.
filed 2009-08-14
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
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
As of August 14, 2009, 28,007,663 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009
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

-i-

PART I. FINANCIAL INFORMATION
Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements
     The consolidated condensed financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2009 and December 31, 2008, the Consolidated Condensed Statements of Operations for the three and six month periods ended June 30, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. However, certain amounts presented in prior years have been reclassified to conform to the current year’s presentation, including the reclassification of the deferred compensation expense associated with unvested stock grants from other assets to deferred compensation — restricted stock.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$11,506,739	$15,380,310
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $16,882,959 and $13,142,913, respectively	9,180,724	13,312,157
Inventories	8,512,581	8,893,918
Other current assets	476,267	298,239

Total current assets	29,676,311	37,884,624
Property and equipment, net	5,229,775	5,014,176
Intangible assets, net	7,932,570	8,396,238
Goodwill	29,694,923	29,694,923
Other assets	451,168	343,669

Total assets	$72,984,747	$81,333,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,355,129	$6,111,783
Accrued liabilities	4,346,265	4,951,562
Short-term debt	134,208	565,190
Current portion of long-term debt	3,549,740	3,913,481

Total current liabilities	11,385,342	15,542,016
Long-term debt, net of current portion	41,973,852	43,248,053

Total liabilities	53,359,194	58,790,069

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,049,113 and 27,719,113 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,805	2,772
Paid-in capital	27,714,336	27,130,136
Accumulated deficit	(7,484,646)	(4,681,575)
Deferred compensation — restricted stock	(590,837)	(192,400)

Total Graymark Healthcare shareholders’ equity	19,641,658	22,258,933

Noncontrolling interest	(16,105)	284,628

Total equity	19,625,553	22,543,561

Total liabilities and shareholders’ equity	$72,984,747	$81,333,630

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Revenues:
Product sales	$22,847,513	$20,141,262
Services	2,438,114	2,970,879

	25,285,627	23,112,141

Costs and Expenses:
Cost of sales	17,293,058	15,136,505
Cost of services	1,209,906	1,190,884
Selling, general and administrative	6,357,222	5,092,747
Change in accounting estimate	2,648,207	—
Depreciation and amortization	528,602	360,711

	28,036,995	21,780,847

Other Income (Expense):
Interest expense, net	(533,238)	(498,914)

Income (loss) from continuing operations, before taxes	(3,284,606)	832,380
Benefit (provision) for income taxes	208,000	(219,787)

Income (loss) from continuing operations, net of taxes	(3,076,606)	612,593
Discontinued operations, net of taxes	(15)	9,501

Net income (loss)	(3,076,621)	622,094
Less: Net income (loss) attributable to noncontrolling interests	(253,837)	253,992

Net income (loss) attributable to Graymark Healthcare	$(2,822,784)	$368,102

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.10)	$0.01
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.10)	$0.01

Average common shares outstanding	28,088,673	25,051,905
Dilutive effect of stock warrants and options	—	677,300

Average common shares outstanding assuming dilution	28,088,673	25,729,205

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Revenues:
Product sales	$45,532,770	$36,657,156
Services	5,224,250	5,498,310

	50,757,020	42,155,466

Costs and Expenses:
Cost of sales	34,176,018	27,439,429
Cost of services	2,482,310	2,162,596
Selling, general and administrative	12,635,169	9,197,975
Change in accounting estimate	2,648,207	—
Depreciation and amortization	1,044,684	667,698

	52,986,388	39,467,698

Other Income (Expense):
Interest expense, net	(1,051,471)	(1,026,093)

Income (loss) from continuing operations, before taxes	(3,280,839)	1,661,675
Benefit (provision) for income taxes	208,000	(320,263)

Income (loss) from continuing operations, net of taxes	(3,072,839)	1,341,412
Discontinued operations, net of taxes	2,181	31,021

Net income (loss)	(3,070,658)	1,372,433
Less: Net income (loss) attributable to noncontrolling interests	(267,587)	618,877

Net income (loss) attributable to Graymark Healthcare	$(2,803,071)	$753,556

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.10)	$0.03
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.10)	$0.03

Average common shares outstanding	28,096,019	24,211,407
Dilutive effect of stock warrants and options	—	677,300

Average common shares outstanding assuming dilution	28,096,019	24,888,707

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Six months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities:
Net income (loss)	$(2,803,071)	$753,556
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,044,684	667,698
Noncontrolling interests	(267,587)	618,877
Stock-based compensation	185,796	158,000
Loss on disposition of fixed assets	—	64,796
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	4,131,433	(4,634,266)
Inventories	381,337	(450,423)
Other assets	(285,526)	141,115
Accounts payable	(2,756,654)	(69,777)
Accrued liabilities	(605,297)	2,695,057

Net cash used in operating activities	(974,885)	(55,367)

Investing activities:
Cash received from acquisitions	—	3,000
Purchase of businesses	—	(11,156,165)
Purchase of property and equipment	(796,616)	(500,157)

Net cash used in investing activities	(796,616)	(11,653,322)

Financing activities:
Issuance of common stock	—	15,988,547
Debt proceeds	419,415	12,740,901
Debt payments	(2,488,339)	(1,757,381)
Distributions to noncontrolling interests	(33,146)	(132,124)

Net cash provided by (used in) financing activities	(2,102,070)	26,839,943

Net change in cash and cash equivalents	(3,873,571)	15,131,254
Cash and cash equivalents at beginning of period	15,380,310	2,072,866

Cash and cash equivalents at end of period	$11,506,739	$17,204,120

Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$—	$4,227,772

Common stock issued to pay-off convertible debt	$—	$750,000

Common stock and stock options issued to purchase business	$—	$960,000

Common stock issued to purchase noncontrolling interests	$—	$1,616,357

Cash Paid for Interest and Income Taxes:
Interest expense	$1,138,515	$781,853

Income taxes	$38,900	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended June 30, 2009 and 2008
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
Note 2 — Summary of Significant Accounting Policies
     For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
     Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated condensed balance sheet was derived from audited financial statements.
     We have evaluated subsequent events through the date the condensed consolidated financial statements were issued on August 14, 2009.
     Reclassifications — Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation, including the reclassification of the deferred compensation expense associated with unvested stock grants from other assets to deferred compensation — restricted stock.

     Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
     Accounts receivable — Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts of $16,882,959 and $13,142,913 as of June 30, 2009 and December 31, 2008, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.

     The Company’s allowance for contractual adjustments and doubtful accounts is primarily attributable to the Company’s SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
     Goodwill and Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
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
     Discontinued Operations — Effective January 1, 2008, management of the Company elected to discontinue its film production and distribution operations. The income and expense from the ongoing marketing and distribution of the Company’s films is accounted for as discontinued operations.
     Fair value of financial instruments — The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgement and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at June 30, 2009 and December 31, 2008, the carrying amount of the Company’s borrowings approximates fair value.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162.” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 168 is effective for quarterly periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard provides guidance to establish general accounting standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this standard for the quarter ended June 30, 2009. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
     Effective January 1, 2009, the Company implemented the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). This standard changed the accounting for and reporting of minority interests (now called noncontrolling interests) in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations.

     SFAS 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
     In April 2009, the FASB issued the following new accounting standards:
•	FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures.

•	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”). FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•	FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements.
These standards are effective for periods ending after June 15, 2009. The adoption of these standards did not have a material effect on the Company’s condensed consolidated financial statements.

Note 3 — Change in Accounting Estimate
     During the second quarter of 2009, the Company completed its quarterly analysis of the allowance for doubtful accounts based on historical collection trends for the Company’s SDC operating segment using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the three and six months ended June 30, 2009.
Note 4 — Goodwill and Other Intangibles
     There were no changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2009.
     As of June 30, 2009, the Company had $29.7 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
     Intangible assets as of June 30, 2009 and December 31, 2008 include the following:

	Useful	June 30, 2009			December 31,
	Life	Gross	Accumulated		2008
	(Years)	Amount	Amortization	Net	Net
Apothecary:
Customer files	15	$7,587,717	$(986,982)	$6,600,735	$6,862,955
Covenants not to compete	3 - 5	1,514,065	(695,174)	818,891	986,005
SDC:
Customer relationships	15	480,000	(77,334)	402,666	418,666
Covenants not to compete	3	100,000	(36,111)	63,889	80,556
Trademark	15	50,000	(3,611)	46,389	48,056

Total		$9,731,782	$(1,799,212)	$7,932,570	$8,396,238

     Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $231,000 and $223,000, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $464,000 and $402,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended June 30,
2010	$870,000
2011	834,000
2012	766,000
2013	630,000
2014	544,000

Note 5 — Borrowings
     The Company’s borrowings by operating segment as of June 30, 2009 and December 31, 2008 are as follows:

		Maturity	June 30,	December 31,
	Rate (1)	Date	2009	2008
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625	$17,403,625
Bank line of credit	5%	July 2014	5,394,894	5,394,894
Seller financing	4.13 - 7.25%	July 2009 - June 2011	3,697,226	5,164,611
Non-compete agreements	0.0 - 7.65%	July 2009 - Nov. 2013	939,999	1,110,109

			27,435,744	29,073,239

SDC:
Senior bank debt	5%	May 2014	12,596,375	12,596,375
Bank line of credit	5%	June 2014	4,082,169	4,082,169
Sleep center working capital notes payable	4.75 - 8.75%	Dec. 2009 - July 2012	539,834	716,074
Seller financing			—	490,078
Note payable on equipment	6%	Dec. 2013	628,691	399,686
Capital leases	11%	Nov. 2010 - Dec. 2010	121,507	160,480
Short-term debt and equipment leases	4.25%	July 2009 - Jan. 2010	134,208	75,112
Notes payable on vehicles	2.9 - 3.9%	Nov. 2012 - Dec. 2013	119,272	133,511

			18,222,056	18,653,485

Total borrowings			45,657,800	47,726,724
Less:
Short-term debt			(134,208)	(565,190)
Current portion of long-term debt			(3,549,740)	(3,913,481)

Long-term debt			$41,973,852	$43,248,053

(1)	Effective rate as of June 30, 2009
     At June 30, 2009, future maturities of long-term debt were as follows:

Year ended June 30,
2010	$3,549,740
2011	1,681,506
2012	5,020,690
2013	5,350,881
2014	24,457,456
Thereafter	5,463,319
     In May 2008 and as amended in May 2009, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries ApothecaryRx LLC and SDC Holdings LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
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
If the Company were to acquire another company or its business, the net income of the acquired company and the Company’s new debt service associated with acquiring the company may both be excluded from the Debt Service Coverage Ratio, at the option of the Company.
     As of June 30, 2009, there was $30 million outstanding on the Term Loan consisting of $17,403,625 to the Company’s Apothecary operating segment and $12,596,375 to the Company’s SDC operating segment. As of June 30, 2009, there was $9,477,063 outstanding on the Acquisition Line consisting of $5,394,894 to the Company’s Apothecary operating segment and $4,082,169 to the Company’s SDC operating segment. As of June 30, 2009, there was approximately $5,523,000 available under the Acquisition Line.
Note 6 — Operating Leases
     The Company leases all of the real property used in its business for office space, retail pharmacy locations and sleep testing facilities under operating lease agreements. Rent is expensed on a straight-line basis consistent with the terms of each lease agreement over the term of each lease. In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.
     The Company’s rental expense for operating leases for the three months ended June 30, 2009 and 2008 was approximately $640,000 and $419,000, respectively. Rental expense for operating leases for the six months ended June 30, 2009 and 2008 was approximately $1,249,000 and $754,000, respectively.
     Following is a summary of the future minimum lease payments under operating leases as of June 30, 2009:

Year ended June 30,
2010	$2,362,000
2011	2,021,000
2012	1,575,000
2013	1,286,000
2014	891,000
Thereafter	1,364,000

Total	$9,499,000

Note 7 — Capital Structure
     During the first quarter of 2009, the Company issued 450,000 shares in restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $759,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. In accordance with SFAS 123R, the value of the stock grants was recorded as deferred compensation expense and is being amortized over the vesting period of the awards. In April 2009, the Company’s former chief financial officer resigned and as a result, he forfeited 120,000 restricted stock grant shares. On the date of forfeiture, the carrying value of the unvested awards was $174,767 and was removed from deferred compensation — restricted stock. As of June 30, 2009 and December 31, 2008, the Company had deferred compensation expense associated with unvested stock grants of approximately $591,000 and $192,000, respectively, included in deferred compensation — restricted stock in the accompanying consolidated condensed balance sheets. Compensation expense related to stock grants was approximately $96,000 and $186,000, respectively, during the three months and six months ended June 30, 2009. Stock-based compensation expense during the three months and six months ended June 30, 2008 was $0 and $158,000, respectively.
Note 8 — Segment Information
     The Company operates in two reportable business segments: Apothecary and SDC. The Apothecary operating segment operates retail pharmacy stores throughout the central United States. The SDC operating segment operates sleep diagnostic centers in Nevada, Oklahoma and Texas. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations that primarily involve administrative activities associated with operating as a public company are identified as “Other.” Included in segment assets identified as “Other” is approximately $9.4 million in cash and cash equivalents held at the consolidated level to fund future acquisitions and other capital needs of the Apothecary and SDC operating segments.
     Reportable business segment information follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2009	2008	2009	2008
Sales to external customers:
Apothecary	$22,326,413	$19,494,459	$44,441,308	$35,375,161
SDC	2,959,214	3,617,682	6,315,712	6,780,305

Total	$25,285,627	$23,112,141	$50,757,020	$42,155,466

Segment operating profit (loss):
Apothecary	$437,132	$117,793	$884,105	$181,431
SDC	(2,907,079)	427,869	(2,902,775)	904,116
Discontinued operations	(15)	9,501	2,181	31,021
Other	(352,822)	(187,061)	(786,582)	(363,012)

Total	$(2,822,784)	$368,102	$(2,803,071)	$753,556

	June 30,	December 31,
	2009	2008
Segment assets:
Apothecary	$37,828,179	$39,944,929
SDC	25,215,346	28,743,861
Discontinued operations	119,346	117,135
Other	9,821,876	12,527,705

Total	$72,984,747	$81,333,630

Note 9 — Subsequent Event
     During July 2009, the Company’s president (“employee”) vested in 100,000 common stock shares under previously issued restricted stock grant awards. In accordance with terms of the restricted stock grant agreement, the employee elected to have the Company fund the personal tax withholding in the amount of approximately $77,000 that employee owed at the time of vesting. In return, the employee forfeited 41,450 of the shares he vested which was calculated by dividing the tax withholding requirement by the market value of the stock on the date of vesting. In addition, salary expense of approximately $8,000 was recorded and represents the difference between the market value of the Company’s common stock on the vesting date and the weighted average price of the vested shares on the original grant date multiplied by the number of shares forfeited.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and is a diversified medical holding company that operates in two operating segments: “Apothecary” and “SDC Holdings” or “SDC”.
     Through Apothecary, we acquire and operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. We operate stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma.
     Through SDC Holdings, we provide diagnostic sleep testing services and treatment for sleep disorders at 14 sleep diagnostic centers in Nevada, Oklahoma and Texas. Our products and services are used primarily by patients with obstructive sleep apnea. These sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SDC Holdings sells CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed with a physician prescription. There are noncontrolling interest holders in SDC Holdings’ testing facilities. The noncontrolling interest holders are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
Apothecary Operating Segment
     As of June 30, 2009, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to health care providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our acquired and target acquisition stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.
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
SDC Operating Segment
     As of June 30, 2009, we operated 14 sleep diagnostic centers in Nevada, Oklahoma and Texas and we operated two sleep diagnostic centers under management agreements. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. Some of the limited liability companies and limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
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
Results of Operations
     The following table sets forth selected results of our operations for the three months and six months ended June 30, 2009 and 2008. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic centers and related equipment sales. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month and Six Month Periods Ended June 30, 2009 and 2008
Consolidated Totals

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$25,285,627	$23,112,141	$50,757,020	$42,155,466
Cost of sales and services	18,502,964	16,327,389	36,658,328	29,602,025
Operating expenses	6,885,824	5,453,458	13,679,853	9,865,673
Change in accounting estimate	2,648,207	—	2,648,207	—
Net other income (expense)	(533,238)	(498,914)	(1,051,471)	(1,026,093)

Income (loss) from continuing operations, before taxes	(3,284,606)	832,380	(3,280,839)	1,661,675
Benefit (provision) for income taxes	208,000	(219,787)	208,000	(320,263)

Income (loss) from continuing operations, net of taxes	(3,076,606)	612,593	(3,072,839)	1,341,412
Discontinued operations, net of taxes	(15)	9,501	2,181	31,021

Net income (loss)	(3,076,621)	622,094	(3,070,658)	1,372,433
Noncontrolling interests	253,837	(253,992)	267,587	(618,877)

Net income (loss) attributable to Graymark Healthcare	$(2,822,784)	$368,102	$(2,803,071)	$753,556

Discussion of Three Month Periods Ended June 30, 2009 and 2008
     Net revenues increased $2.0 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 which resulted in an increase in revenue of $3.3 million,

•	same store pharmacy revenues decreased approximately $0.5 million,

•	a decrease in the revenues from existing sleep center locations of approximately $1.0 million,

•	the two acquisitions made by our SDC operating segment in June 2008 which resulted in an increase of revenue of $0.2 million related to the three months of operations in the 2nd quarter of 2009, and

•	the opening of two sleep centers in February 2009 and June 2008, respectively, which resulted in an increase of $0.1 million. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $2.2 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 which resulted in an increase in cost of sales and services of $2.5 million,

•	same store pharmacy cost of sales decreased $0.6 million,

•	the two acquisitions made by our SDC operating segment in June 2008 which resulted in an increase of cost of sales and services of $0.2 million and the opening of two sleep centers in February 2009 and June 2008, respectively, which resulted in an increase of cost of sales and services of $0.1 million. See the “Segment Analysis”, below, for additional information.
     Operating expenses increased $1.4 million during the three months ended June 30, 2009, compared with the 2nd quarter of 2008. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $0.7 million. In addition, operating expenses at our SDC operating segment increased $0.7 million due to additional overhead required to support increased operations and due to the acquisitions made by SDC. Overhead incurred at the parent-company level which includes our a public-company costs increased approximately $0.1 million primarily due to increased wages and compensation expense. See the “Segment Analysis” below, for additional information.
     Change in accounting estimate was $2,648,207 during the three months ended June 30, 2009 and represents a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SDC operating segment. See the “Segment Analysis” below, for additional information.
     Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense remained consistent during the three months ended June 30, 2009 and 2008.
     Income from discontinued operations was approximately $0 and $10,000, during the three months ended June 30, 2009 and 2008, respectively, and represents the net income from our film operations that were discontinued on January 1, 2008.
     Noncontrolling interests decreased approximately $0.5 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the net loss incurred at our SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $2.8 million (11.1% of approximately $25.3 million in net revenues) during the 2nd quarter of 2009, compared to net income of approximately $368,000 (1.6% of approximately $23.1 million in net revenues) during the 2008 2nd quarter. The decrease in our net income was primarily due to decreased profitability at our SDC operating segment due to the change in accounting estimate which was offset by increased profitability at our Apothecary operating segment. See the “Segment Analysis” below, for additional information.

Discussion of Six Month Periods Ended June 30, 2009 and 2008
     Net revenues increased $8.6 million during the six months ended June 30, 2009 compared with the 1st half of 2008. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 which resulted in an increase in revenue of $9.3 million,

•	same store pharmacy revenues decreased approximately $0.2 million,

•	a decrease in the revenues from existing sleep center locations of approximately $1.6 million,

•	the two acquisitions made by our SDC operating segment in June 2008 which resulted in an increase of revenue of $0.8 million related to the three months of operations in the 2nd quarter of 2009, and

•	the opening of two sleep centers in February 2009 and June 2008, respectively, which resulted in an increase of $0.3 million. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $7.1 million during the six months ended June 30, 2009 compared with the 1st half of 2008. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 which resulted in an increase in cost of sales and services of $6.7 million,

•	same store pharmacy cost of sales cost of sales decreased $0.4 million,

•	the two acquisitions made by our SDC operating segment in June 2008 which resulted in an increase of cost of sales and services of $0.6 million and the opening of two sleep centers in February 2009 and June 2008, respectively, which resulted in an increase of cost of sales and services of $0.2 million, and

•	same sleep center cost of sales decreased $0.1 million. See the “Segment Analysis” below, for additional information.
     Operating expenses increased $3.8 million during the six months ended June 30, 2009, compared with the 1st half of 2008. The increase in operating expenses was partly due to the acquisitions made by our Apothecary operating segment which resulted in an increase in operating expenses of $2.0 million. In addition, operating expenses at our SDC operating segment increased $1.5 million due to additional overhead needed to support increased operations and due to the acquisitions made by SDC. Overhead incurred at the parent-company level which includes our a public-company costs increased approximately $0.3 million primarily due to increased wages and compensation expense. See the “Segment Analysis” below, for additional information.
     Change in accounting estimate was $2,648,207 during the three months ended June 30, 2009 and represents a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SDC operating segment. See the “Segment Analysis” below, for additional information.
     Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense remained consistent during the six months ended June 30, 2009 and 2008.
     Income from discontinued operations was approximately $2,000 and $31,000, during the six months ended June 30, 2009 and 2008, respectively, and represents the net income from our film operations that were discontinued on January 1, 2008.
     Noncontrolling interests decreased approximately $0.9 million during the three months ended June 30, 2009 compared with the 1st half of 2008. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the net loss generated at our SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $2.8 million (5.5% of approximately $50.8 million in net revenues) during the first six months of 2009, compared to net income of approximately $0.8 million (1.8% of approximately $42.1 million in net revenues) during the first six months of 2008. The decrease in our net income was primarily due to decreased profitability at our SDC operating segment which was offset by increased profitability at our Apothecary operating segment. See the “Segment Analysis” below, for additional information.
Apothecary Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$22,326,413	$19,494,459	$44,441,308	$35,375,161
Cost of sales	16,906,034	15,023,016	33,525,214	27,213,643
Operating expenses	4,590,353	3,976,932	9,254,897	7,309,353
Net other income (expense)	(360,683)	(304,523)	(711,539)	(590,314)

Income from continuing operations, before taxes	$469,343	$189,988	$949,658	$261,851

Discussion of Three Month Periods Ended June 30, 2009 and 2008
     Net revenues increased $2.8 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. During the three months ended June 30, 2009, we operated 18 pharmacy locations. During the three months ended June 30, 2008, we operated 14 to 18 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $3.3 million. Revenues during the three months ended June 30, 2009 from existing (or same store) pharmacy locations decreased $0.5 million compared with the 2nd quarter of 2008. The decrease in same store revenues was primarily due to an increase in the penetration of generic drugs.
     Cost of sales increased $1.9 million during the three months ended June 30, 2009, compared with the 2nd quarter of 2008. The increase in our pharmacy locations resulted in an increase in cost of sales of $2.5 million. Cost of sales as a percentage of net revenues was 76% and 77%, respectively, during the three months ended June 30, 2009 and 2008.
     Operating expenses increased $0.6 million during the three months ended June 30, 2009, compared with the 2nd quarter of 2008. This increase was primarily due to approximately $0.7 million in additional expenses associated with new pharmacy locations.
     Net other expense increased approximately $56,000 during the three months ended June 30, 2009 compared with the 2nd quarter of 2008.
     Income from continuing operations, before taxes. Our Apothecary operating segment operations resulted in income from continuing operations, before taxes of approximately $469,000 (2.1% of approximately $22.3 million in net revenues) during the 2nd quarter of 2009, compared to income from continuing operations, before taxes of approximately $190,000 (1.0% of approximately $19.5 million in net revenues) during the 2008 2nd quarter.
Discussion of Six Month Periods Ended June 30, 2009 and 2008
     Net revenues increased $9.1 million during the six months ended June 30, 2009 compared with the first half of 2008. During the six months ended June 30, 2009, we operated 18 pharmacy locations. During the six months ended June 30, 2008, we operated 11 to 18 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $9.3 million. Revenues during the six months ended June 30, 2009 from existing (or same store) pharmacy locations decreased $0.2 million compared with the 1st six months of 2008. The decrease in same store revenues was primarily due to the extra day in the 1st quarter of 2008 resulting from 2008 being a leap year.
     Cost of sales increased $6.3 million during the six months ended June 30, 2009, compared with the first half of 2008. The increase in our pharmacy locations resulted in an increase in cost of sales of $6.7 million. Cost of sales as a percentage of net revenues was 75% and 77%, respectively, during the six months ended June 30, 2009 and 2008.
     Operating expenses increased $1.9 million during the six months ended June 30, 2009, compared with the first half of 2008. This increase was primarily due to approximately $2.0 million in additional expenses associated with new pharmacy locations.
     Net other expense increased approximately $121,000 during the six months ended June 30, 2009 compared with the first half of 2008. The increase in net interest expenses was primarily due to the increase in borrowings associated with acquisitions.
     Income from continuing operations, before taxes. Our Apothecary operating segment operations resulted in income from continuing operations, before taxes of approximately $950,000 (2.1% of approximately $44.4 million in net revenues) during the first six months of 2009, compared to income from continuing operations, before taxes of approximately $262,000 (0.7% of approximately $35.4 million in net revenues) during the first six months of 2008.
SDC Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$2,959,214	$3,617,682	$6,315,712	$6,780,305
Cost of sales and services	1,596,930	1,304,373	3,133,114	2,388,382
Operating expenses	1,868,088	1,147,686	3,474,431	2,006,345
Change in accounting estimate	2,648,207	—	2,648,207	—
Net other income (expense)	(221,118)	(221,519)	(445,553)	(461,836)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(3,375,129)	944,104	(3,385,593)	1,923,742
Noncontrolling interests	253,837	(253,992)	267,587	(618,877)

Income (loss) from continuing operations, before taxes	$(3,121,292)	$690,112	$(3,118,006)	$1,304,865

Discussion of Three Month Periods Ended June 30, 2009 and 2008
     Net revenues decreased approximately $0.7 million during the three months ended June 30, 2009, compared with the 2nd quarter of 2008. This decrease was primarily due to:
•	a decrease in the revenues from existing sleep center locations of approximately $1.0 million during the 2nd quarter of 2009, compared with the same period in 2008. The decline in revenues at existing locations was comprised of $0.8 million resulting from lower net realizable revenue per sleep study caused by higher contractual allowances and $0.2 million due to a decrease in the number of sleep studies performed;

•	the acquisition of Nocturna Sleep Center, LLC (“Nocturna”) and Sleep Center of Waco, Ltd, Plano Sleep Center, Ltd. and Southlake Sleep Center, LLC (collectively “Texas Labs”) on June 1, 2008 which resulted in an increase in net revenues of approximately $0.2 million; and

•	the opening of our Nocturna Sleep Center of Norman (“Nocturna Norman”) in February 2009 and our Willow Bend Sleep Center (“Willow Bend”) in June 2008 which resulted in an increase of $0.1 million.
While we experienced a slight increase in the number of sleep studies performed in the 2nd quarter of 2009 compared to the 1st quarter of 2009, we continue to see a decline compared to the 2nd quarter of 2008. In addition, we saw a reduction in our overall net realizable revenue per sleep study in the 2nd quarter of 2009 which we believe is a short-term issue related to the mix of both payors and patients. We expect our overall net revenue per sleep and our volume of sleep studies performed will improve during the remainder of 2009.
     Cost of sales and services increased approximately $0.3 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. The acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.2 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in cost of sales and services of approximately $0.1 million. Cost of sales and services at existing sleep center locations did not change significantly.
     Cost of sales and services as a percent of net revenues was 54% and 36% during the three months ended June 30, 2009 and 2008, respectively. Less utilization of our sleep technician labor resulting from the decrease in sleep studies performed at existing locations resulted in an increase in cost of sales as a percentage of net revenue of 6%. In addition, the contractual allowances needed to record our receivables from third party payers at their net realizable value resulted in an increase of cost of sales and services as a percentage of net revenues of approximately 13%.
     Operating expenses increased approximately $0.7 million during the three months ended June 30, 2009, compared with the 2nd quarter of 2008. The increase in operating expenses was primarily due to the acquisition of Nocturna and Texas Labs which resulted in an increase in operating expenses of approximately $0.3 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in operating expenses of approximately $0.1 million. Additional infrastructure or overhead added to support anticipated growth resulted in additional operating expenses of approximately $0.3 million.
     Change in accounting estimate was $2,648,207 during the three months ended June 30, 2009. During the 2nd quarter of 2009, we completed our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the three months ended June 30, 2009.
     Net other expense represents interest expense on borrowings remained consistent during the three months ended June 30, 2009 and 2008.
     Noncontrolling interests decreased approximately $0.5 million during the three months ended June 30, 2009 compared with the 2nd quarter of 2008. The noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the decrease net earnings of our SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Income (loss) from continuing operations, before taxes of our SDC operating segment was approximately ($3.1) million (105% of approximately $3.0 million in net revenues) during the 2nd quarter of 2009, compared to income from continuing operations, before taxes of approximately $0.7 million (19% of approximately $3.6 million in net revenues) during the 2008 2nd quarter.
Discussion of Six Month Periods Ended June 30, 2009 and 2008
     Net revenues decreased approximately $0.5 million during the six months ended June 30, 2009, compared with the 1st half of 2008. This increase was primarily due to:

•	a decrease in the revenues from existing sleep center locations of approximately $1.6 million during the 2nd quarter of 2009, compared with the same period in 2008. The decline in revenues at existing locations was comprised of $1.2 million resulting from lower net realizable revenue per sleep study caused by higher contractual allowances and $0.4 million due to a decrease in the number of sleep studies performed;
•	the acquisition of Nocturna and the Texas Labs on June 1, 2008 which resulted in an increase in net revenues of approximately $0.8 million; and
•	the opening of Nocturna Norman in February 2009 and Willow Bend in June 2008 which resulted in an increase of $0.3 million.
We experienced a significant decline in the number of sleep studies performed in January and early February 2009 compared with the same periods in 2008. Although the number of sleep studies performed has increased since that time, we continue to experience a lower number when compared to the first half of 2008. In addition, we have realized a lower net revenue per sleep study performed in 2009 compared to 2008 including what we believe to be a short-term drop in revenue per sleep study in the 2nd quarter of 2009 compared with the 1st quarter of 2009. We expect our overall net revenue per sleep and our volume of sleep study performed will increase during the remainder of 2009.
     Cost of sales and services increased approximately $0.7 million during the six months ended June 30, 2009 compared with the 1st half of 2008. The acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.6 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in cost of sales and services of approximately $0.2 million. Cost of sales and services at existing sleep center locations decreased approximately $0.1 million.
     Cost of sales and services as a percentage of net revenues was 50% and 35% during the six months ended June 30, 2009 and 2008, respectively. Less utilization of our sleep technician labor resulting from the decrease in sleep studies performed at existing locations resulted in an increase in cost of sales as a percentage of net revenue of 7%. In addition, the contractual allowances needed to record our receivables from third party payers at their net realizable value resulted in an increase of cost of sales and services as a percentage of net revenues of approximately 9%.
     Operating expenses increased approximately $1.5 million during the six months ended June 30, 2009, compared with the 1st half of 2008. The increase in operating expenses was primarily due to the acquisition of Nocturna and Texas Labs which resulted in an increase in operating expenses of approximately $0.6 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in operating expenses of approximately $0.3 million. Additional infrastructure or overhead added to support anticipated growth resulted in additional operating expenses of approximately $0.6 million.
     Change in accounting estimate was $2,648,207 during the six months ended June 30, 2009. During the 2nd quarter of 2009, we completed our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the six months ended June 30, 2009.
     Net other expense represents interest expense on borrowings remained consistent during the six months ended June 30, 2009 and 2008.
     Noncontrolling interests decreased approximately $0.9 million during the six months ended June 30, 2009 compared with the 1st half of 2008. The noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The decrease in noncontrolling interests was primarily due to the decrease net earnings of our SDC subsidiaries attributable to the equity ownership interests that we do not own.

     Income (loss) from continuing operations, before taxes of our SDC operating segment was approximately ($3.1) million (49% of approximately $6.3 million in net revenues) during the first six months of 2009, compared to income from continuing operations, before taxes of approximately $1.3 million (19% of approximately $6.7 million in net revenues) during the first half of 2008.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at June 30, 2009 totaled approximately $11.5 million. As of June 30, 2009, we had working capital of approximately $18.3 million.
     Our operating activities during the three months ended June 30, 2009 used net cash of approximately $975,000 compared to operating activities in the first six months of 2008 that used approximately $55,000. The increase in cash flows used by operating activities was primarily attributable to our net loss and a decrease in accounts payable and accrued liabilities which was offset by a decrease in accounts receivable and inventories. During the six months ended June 30, 2009, our operating activities included a net loss of $2,803,071 which was offset by depreciation and amortization of $1,044,684 and stock-based compensation of $185,796 and increased by noncontrolling interests of $267,587.
     Our investing activities during the six months ended June 30, 2009 used net cash of approximately $797,000 compared to the first six months of 2008 during which we used approximately $11.7 million for investing activities. The decrease in the cash used in investing activities was attributable to a lack of business acquisitions during 2009. During the six months ended June 30, 2008, we used $11.2 million for the purchases of businesses.
     Our financing activities during the six months ended June 30, 2009 used net cash of approximately $2.1 million compared to the first six months of 2008 during which financing activities provided approximately $26.8 million. The decrease in net cash provided by financing activities was due to proceeds from the issuance of common stock of $16.0 million received in the first six months of 2008 and a reduction in the amount of debt proceeds. Debt proceeds were $0.4 million during the six months ended June 30, 2009, compared with debt proceeds of $12.7 million during the first six months of 2008. Debt payments were $2.5 million during the six months ended June 30, 2009, compared with debt payments of $1.8 million during the first six months of 2008.
     We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $7.2 million as of June 30, 2009.
Arvest Credit Facility
     Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”) and subsequently amended in May 2009 (the “Second Amendment”). As of June 30, 2009, the outstanding principal amount of the Arvest Credit Facility was $39,477,063.
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
     Interest Rate. The outstanding principal amounts of Acquisition Line and Term Loan bear interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 5% (“Floor Rate”). The WSJ Prime Rate is adjusted annually, subject to the Floor Rate, then in effect on May 21 of each year of the Term Loan and the anniversary date of each advance or tranche of the Acquisition Line. In the event of our default under the terms of the Arvest Credit Facility, the outstanding principal will bear interest at the per annum rate equal to the greater of 15% or the WSJ Prime Rate plus 5%.
     Interest and Principal Payments. Provided we are not in default, the Term Note is payable in quarterly payments of accrued and unpaid interest on each September 1, December 1, March 1, and June 1. Commencing on September 1, 2011, and quarterly thereafter on each December 1, March 1, June 1 and September 1, we are obligated to make equal payments of principal and interest calculated on a seven-year amortization of the unpaid principal balance of the Term Note as of June 1, 2011 at the then current WSJ Prime Rate or Floor Rate, and adjusted annually thereafter for any changes to the WSJ Prime Rate or Floor Rate as provided herein. The entire unpaid principal balance of the Term Note plus all accrued and unpaid interest thereon will be due and payable on May 21, 2014.
     Furthermore, each advance or tranche of the Acquisition Line is repaid in quarterly payments of interest only for up to three years and thereafter, principal and interest payments based on a seven-year amortization until the balloon payment on the Tranche Note Maturity Date. We agreed to pay accrued and unpaid interest only at the WSJ Prime Rate or Floor Rate in quarterly payments on each advance or tranche of the Acquisition Line for the first three years of the term of the advance or tranche commencing three months after the first day of the month following the date of advance and on the first day of each third month thereafter. Commencing on the third anniversary of the first quarterly payment date, and each following anniversary thereof, the principal balance outstanding on an advance or tranche of the Acquisition Line, together with interest at the WSJ Prime Rate or Floor Rate on the most recent anniversary date of the date of advance, will be amortized in quarterly payments over a seven-year term beginning on the third anniversary of the date of advance, and recalculated each anniversary thereafter over the remaining portion of such seven-year period at the then applicable WSJ Prime Rate or Floor Rate. The entire unpaid principal balance of the Acquisition Line plus all accrued and unpaid interest thereon will be due and payable on the respective Tranche Note Maturity Date.
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
     Debt Service Coverage Ratio. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:
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
If we acquire another company or its business, the net income of the acquired company and the our new debt service associated with acquiring the company may both be excluded from the Debt Service Coverage Ratio, at our option.
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
     Our future commitments under contractual obligations by expected maturity date at June 30, 2009 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Short-term debt	$134,208	$—	$—	$—	$134,208
Long-term debt	4,747,321	10,520,631	22,203,387	17,184,843	54,656,182
Operating leases	2,362,361	3,596,027	2,176,502	1,363,654	9,498,544

	$7,243,890	$14,116,658	$24,379,889	$18,548,497	$64,288,934

CRITICAL ACCOUNTING POLICIES
     The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2008 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:
     Revenue recognition —
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
     Accounts Receivable — Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
     Our allowance for contractual adjustments and doubtful accounts is primarily attributable to our SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
     Goodwill and Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162.” (“SFAS 168”). This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 168 is effective for quarterly periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard provides guidance to establish general accounting standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this standard for the quarter ended June 30, 2009. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
     SFAS 141(R) — In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised), “Business Combinations” (“SFAS 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, and broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things,
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
These standards are effective for periods ending after June 15, 2009. The adoption of these standards did not have a material impact on our condensed consolidated financial statements.
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
     Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that these estimates will require revision or updating as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
     Furthermore, included in our reported accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by our billing system. Prior to the delivery of services or equipment and supplies to patients or customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep testing facilities awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
     We performed an analysis to evaluate the net realizable value of accounts receivable during the 2008 fourth quarter. Specifically, we considered historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, there was no assurance that our prior estimates would not change resulting in a material adverse impact on our operating results and cash flows as previously reported.
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

     During the 2009 second quarter, we completed our remediation of the accounts receivable issue by enhancing the analytical procedures used to analyze and estimate the contractual allowances and bad debts incurred on our SDC Holdings revenue. During that process, we identified new information related to the correlation of the ultimate collectability of an account and the aging of that account that enhanced the estimates used to calculate the allowance for contractual adjustments and bad debts at SDC Holdings. The new information included the following:
•	The passage of time. An additional six months of history was available to be observed and analyzed. That history reflected that certain accounts that were deemed collectible during the fourth quarter 2008 review had not been collected.
•	Increase in net accounts receivable. Accounts receivable at SDC Holdings, net of the allowance for contractual adjustments and doubtful accounts, increased approximately $0.5 million from December 31, 2008 to June 30, 2009. This increase in net accounts receivable happened at a time when sleep diagnostic volumes and revenues were declining indicating that actual collection efforts were lagging behind the estimates used at December 31, 2008.
•	Increase in risk assessment. The additional history and increase in net accounts receivable caused management to increase its risk assessment of new accounts receivable.
     The effect of this new information was accounted for as a change in accounting estimate and resulted in an increase in the allowance for doubtful accounts and an increase in operating expenses of $2,648,207. We anticipate that we will continue to strengthen and enhance our controls over the accounts receivable process at SDC Holdings during the remainder of 2009.
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
     We have remediated the control deficiencies by enhancing the review and approval controls over financial reporting including the approval of all significant journal entries and review and where appropriate reconciliation of all significant accounts. We anticipate that we will continue to strengthen and enhance our controls over financial reporting during the remainder of 2009.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We do not have any material legal proceedings to report.

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
Item 5. Other Information.
     We do not have any thing to report under this Item.
Item 6. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 2, 2004.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

Exhibit No.	Description

4.2	Stock Option Agreement between E. Peter Hoffman, Jr. and Registrant , incorporated by reference to Exhibit A of Exhibit 10.8 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.3	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on August 11, 2005.

4.4	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated August 5, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on August 11, 2005.

4.5	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-1 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Commission on November 1, 2005.

4.6	Form of Common Stock Purchase Warrant Agreement attached as Exhibit A-2 to the Form of Senior Promissory Note dated October 24, 2005, incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission on November 1, 2005.

10.1	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.

SIGNATURES
     In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: August 14, 2009

By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Financial Officer and Controller

Date: August 14, 2009