Form 10-Q
period 2009-09-30
Graymark Healthcare, Inc.
filed 2009-11-16
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 16, 2009, 28,991,693 shares of the registrant’s common stock, $.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
          Certain statements under the captions and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and adoption of, changes in, or the failure to comply with, and government regulations.
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
          The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of September 30, 2009 and December 31, 2008, the Consolidated Condensed Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K. However, certain amounts presented in prior years have been reclassified to conform to the current year’s presentation, including the reclassification of the deferred compensation expense associated with unvested stock grants from other assets to deferred compensation – restricted stock.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$4,285,402	$15,380,310
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $11,979,249 and $13,142,913, respectively	11,259,007	13,312,157
Inventories	8,633,179	8,893,918
Other current assets	657,706	298,239

Total current assets	24,835,294	37,884,624
Property and equipment, net	6,252,446	5,014,176
Intangible assets, net	7,701,898	8,396,238
Goodwill	38,283,241	29,694,923
Other assets	934,438	343,669

Total assets	$78,007,317	$81,333,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,578,947	$6,111,783
Accrued liabilities	4,546,527	4,951,562
Short-term debt	127,500	565,190
Current portion of long-term debt	3,044,888	3,913,481

Total current liabilities	11,297,862	15,542,016
Long-term debt, net of current portion	46,334,877	43,248,053

Total liabilities	57,632,739	58,790,069

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,756,693 and 27,719,113 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,876	2,772
Paid-in capital	29,175,377	27,130,136
Accumulated deficit	(8,327,137)	(4,681,575)
Deferred compensation – restricted stock	(507,256)	(192,400)

Total Graymark Healthcare shareholders’ equity	20,343,860	22,258,933

Noncontrolling interest	30,718	284,628

Total equity	20,374,578	22,543,561

Total liabilities and shareholders’ equity	$78,007,317	$81,333,630

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Net Revenues:
Product sales	$23,869,407	$23,510,086
Services	3,467,377	3,947,030

	27,336,784	27,457,116

Costs and Expenses:
Cost of sales	17,343,311	17,383,849
Cost of services	1,580,995	1,553,107
Selling, general and administrative	8,047,116	6,816,212
Depreciation and amortization	557,243	424,980

	27,528,665	26,178,148

Other Income (Expense):
Interest expense, net	(625,416)	(576,244)

Income (loss) from continuing operations, before taxes	(817,297)	702,724
Benefit (provision) for income taxes	—	(277,901)

Income (loss) from continuing operations, net of taxes	(817,297)	424,823
Discontinued operations, net of taxes	624	87,696

Net income (loss)	(816,673)	512,519
Less: Net income (loss) attributable to noncontrolling interests	25,819	(28,595)

Net income (loss) attributable to Graymark Healthcare	$(842,492)	$541,114

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.03)	$0.02
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.03)	$0.02

Average common shares outstanding	28,155,573	27,508,924
Dilutive effect of stock warrants and options	—	452,000

Average common shares outstanding assuming dilution	28,155,573	27,960,024

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Net Revenues:
Product sales	$69,402,179	$60,167,242
Services	8,691,627	9,445,340

	78,093,806	69,612,582

Costs and Expenses:
Cost of sales	51,519,330	44,822,711
Cost of services	4,063,305	3,716,269
Selling, general and administrative	20,682,283	16,014,187
Change in accounting estimate	2,648,207	—
Depreciation and amortization	1,601,928	1,092,678

	80,515,053	65,645,845

Other Income (Expense):
Interest expense, net	(1,676,888)	(1,602,338)

Income (loss) from continuing operations, before taxes	(4,098,135)	2,364,399
Benefit (provision) for income taxes	208,000	(598,164)

Income (loss) from continuing operations, net of taxes	(3,890,135)	1,766,235
Discontinued operations, net of taxes	2,805	118,717

Net income (loss)	(3,887,330)	1,884,952
Less: Net income (loss) attributable to noncontrolling interests	(241,768)	590,282

Net income (loss) attributable to Graymark Healthcare	$(3,645,562)	$1,294,670

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.13)	$0.05
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.13)	$0.05

Average common shares outstanding	28,116,089	25,310,579
Dilutive effect of stock warrants and options	—	452,000

Average common shares outstanding assuming dilution	28,116,089	25,762,579

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities:
Net income (loss)	$(3,645,562)	$1,294,670
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,601,928	1,092,678
Noncontrolling interests	(241,768)	590,282
Noncontrolling interests in discontinued operations	—	97,653
Stock-based compensation	269,377	231,000
Excess tax benefits on stock-based compensation	(82,888)	—
Changes in assets and liabilities, net of acquisitions –
Accounts receivable	4,034,503	(6,374,366)
Inventories	339,097	(688,506)
Other assets	(749,170)	173,769
Accounts payable	(2,632,488)	2,074,083
Accrued liabilities	(806,645)	2,689,435

Net cash provided by (used in) operating activities	(1,913,616)	1,180,698

Investing activities:
Cash received from acquisitions	259,163	3,000
Purchase of businesses	(9,056,000)	(11,156,165)
Purchase of property and equipment	(928,387)	(742,789)

Net cash used in investing activities	(9,725,224)	(11,895,954)

Financing activities:
Issuance of common stock	—	15,988,547
Debt proceeds	5,339,587	13,334,539
Debt payments	(4,783,513)	(2,882,636)
Distributions to noncontrolling interests, net of contributions	(12,142)	(241,719)

Net cash provided by financing activities	543,932	26,198,731

Net change in cash and cash equivalents	(11,094,908)	15,483,475
Cash and cash equivalents at beginning of period	15,380,310	2,072,866

Cash and cash equivalents at end of period	$4,285,402	$17,556,341

Noncash Investing and Financing Activities:
Seller-financing of acquisitions	$—	$4,228,000

Common stock issued to pay-off convertible debt	$—	$750,000

Common stock and stock options issued to purchase business	$1,544,000	$960,000

Common stock issued to purchase noncontrolling interests	$—	$1,616,000

Cash Paid for Interest and Income Taxes:
Interest expense	$1,747,000	$1,392,000

Income taxes	$38,900	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended September 30, 2009 and 2008
Note 1 — Nature of Business
          Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and is a diversified medical holding company that operates in two operating segments: “Apothecary” and “SDC Holdings”.
          Apothecary operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods. Apothecary operates stores in Colorado, Illinois, Minnesota, Missouri and Oklahoma.
          SDC Holdings provides diagnostic sleep testing services and treatment for sleep disorders at sleep diagnostic centers in Florida, Iowa, Kansas, Minnesota, Missouri, New York, Nebraska, Nevada, Oklahoma, South Dakota and Texas. SDC Holdings’s products and services are used primarily by patients with obstructive sleep apnea. These sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has obstructive sleep apnea. Positive airway pressure provided by sleep/personal ventilation (or “CPAP”) equipment is the American Academy of Sleep Medicines preferred method of treatment for obstructive sleep apnea. SDC Holdings’ sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SDC Holdings sells CPAP equipment and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. The CPAP equipment is a medical device and can only be dispensed with a physician prescription. There are noncontrolling interest holders in SDC Holdings’ testing facilities. The noncontrolling interest holders are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
Note 2 — Summary of Significant Accounting Policies
          For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.
          Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The December 31, 2008 consolidated condensed balance sheet was derived from audited financial statements.
          We have evaluated subsequent events through the date the condensed consolidated financial statements were issued on November 16, 2009.
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
          The Company performs analysis to evaluate the net realizable value of accounts receivable on a quarterly basis. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on its operating results and cash flows in subsequent periods.
          Restricted cash — As of September 30, 2009, the Company had long-term restricted cash of $235,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit. There was no restricted cash at December 31, 2008.

          Accounts receivable — Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts of $11,979,249 and $13,142,913 as of September 30, 2009 and December 31, 2008, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
          Fair value of financial instruments — The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgement and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at September 30, 2009 and December 31, 2008, the carrying amount of the Company’s borrowings approximates fair value.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
          On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

          Fair Value Accounting — On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s consolidated financial statements.
          On June 30, 2009, the Company adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements. Fair value is the price that would be received pursuant to the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Company’s consolidated financial statements.
          On June 30, 2009, the Company adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s consolidated financial statements.
          On January 1, 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the Company’s consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Company’s consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.
          Business Combinations and Consolidation Accounting — Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisitions the Company completed in the 3rd quarter of 2009.
          On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Company’s consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.
          On January 1, 2009, the Company adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes had no impact on the Company’s consolidated financial statements. Also, this guidance was applied to the acquisitions the Company completed in the 3rd quarter of 2009.
          Other — On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before the Company’s consolidated financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the Company’s consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the Company’s consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.
          On January 1, 2009, the Company adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these changes had no impact on the Company’s consolidated financial statements.
          On January 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s consolidated financial statements.
          On January 1, 2009, the Company adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Issued Guidance
          In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, including an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company on October 1, 2009. Management has determined that the adoption of these changes did not have an impact on the Company’s consolidated financial statements.
          In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of the Company’s financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.
          In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes, among other things, remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure. These changes become effective for the Company on January 1, 2010. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements.
Note 3 — Change in Accounting Estimate
          During the second quarter of 2009, the Company completed its quarterly analysis of the allowance for doubtful accounts based on historical collection trends for the Company’s SDC operating segment using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the nine months ended September 30, 2009.
Note 4 — Acquisitions
          On August 19, 2009, SDC Holdings entered into a an agreement with AvastraUSA, Inc. and Avastra Sleep Centres Limited to acquire 100% of the ownership of somniTech, Inc. and somniCare, Inc. (collectively referred to as “Somni”) and Avastra Eastern Sleep Centers, Inc. (“Eastern”) for cash and stock consideration totaling $10.6 million. The Somni acquisition closed on August 24, 2009 and the Eastern acquisition closed on September 14, 2009.

          The Company believes that the Somni and Eastern acquisitions solidify the Company as a national leader in quality sleep medicine. In addition, the Company expects to experience operational benefits from the Somni and Eastern acquisitions , including economies of scale and reduced overall overhead expenses.
          The acquisitions of Somni and Eastern have been accounted for as business combinations under the acquisition method. Management has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets and liabilities assumed, and the amount of goodwill recognized as of the acquisition dates. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill. The goodwill related to Somni and Eastern is not expected to be deductible for tax purposes.
          The fair values of the assets acquired and liabilities assumed were preliminarily determined to be the net book values previously recorded by Somni and Eastern. Due to the timing of the acquisitions, it was not practical for the fair value appraisals of Somni and Eastern to be completed at the time of this report. Management expects that the final appraisals of Somni and Eastern will result in changes, which could be significant, including the establishment of values for identifiable intangible assets which are not part of the preliminary purchase allocation.
          The following table summarizes the consideration paid and the preliminary allocation to the assets acquired and liabilities assumed as of the close of the acquisitions:

	Somni	Eastern
Consideration:
Cash consideration	$5,900,000	$3,156,000
Issuance of common stock	—	1,544,000

Total	$5,900,000	$4,700,000

Cash and cash equivalents	$225,774	$33,389
Accounts receivable	1,176,233	805,120
Inventories	78,358	—
Other current assets	6,268	167,087

Total current assets	1,486,633	1,005,596

Property and equipment	1,060,362	157,109
Goodwill	4,930,761	3,657,557
Other assets	27,711	—

Total assets acquired	7,505,467	4,820,262

Liabilities assumed:
Current liabilities	448,158	53,104
Short-term debt	501,667	—
Long-term debt	655,642	67,158

Total liabilities assumed	1,605,467	120,262

Net assets acquired	$5,900,000	$4,700,000

          During the three months and nine months ended September 30, 2009, the Company recorded expenses of $314,000 related to costs incurred in the acquisition of Somni and Eastern. The acquisition costs were primarily related to legal and professional fees and other costs incurred in performing due diligence.
          The amounts of Somni’s and Eastern’s revenues and earnings included in the Company’s consolidated income statement for the period ended September 30, 2009, and the revenue and earnings of the combined entity had the acquisition dates been January 1, 2009, or January 1, 2008, are as follows:

	Revenues	Earnings
Actual:
Somni from 8/24/2009 to 9/30/2009	$1,022,000	$114,000

Eastern from 9/14/2009 to 9/30/2009	$100,000	$21,000

Supplemental Pro Forma:
Nine months ending 9/30/2009	$86,531,000	$(2,354,000)

Nine months ending 9/30/2008	$79,063,000	$2,956,000

Earnings per common share (basic and diluted) from net income (loss) attributable to Graymark Healthcare, Inc.:
Nine months ending 9/30/2009		$(0.08)

Nine months ending 9/30/2008		$0.11

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. Earnings per share was calculated assuming the common stock issued in the Eastern acquisition was retroactively issued on January 1, 2009, or January 1, 2008.
Note 5 — Goodwill and Other Intangibles
          Changes in the carrying amount of goodwill by operating segment during the nine months ended September 30, 2008 were as follows:

	Apothecary	SDC	Total
December 31, 2008	$13,089,138	$16,605,785	$29,694,923
Business acquisitions	—	8,588,318	8,588,318

September 30, 2009	$13,089,138	$25,194,103	$38,283,241

          As of September 30, 2009, the Company had 38.3 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

          Intangible assets as of September 30, 2009 and December 31, 2008 include the following:

	Useful	September 30, 2009			December 31,
	Life	Gross	Accumulated		2008
	(Years)	Amount	Amortization	Net	Net
Apothecary:
Customer files	15	$7,587,717	$(1,116,930)	$6,470,787	$6,862,955
Covenants not to compete	3 – 5	1,514,065	(778,732)	735,333	986,005
SDC:
Customer relationships	15	480,000	(85,333)	394,667	418,666
Covenants not to compete	3	50,000	(4,444)	45,556	80,556
Trademark	15	100,000	(44,445)	55,555	48,056

Total		$9,731,782	$(2,029,884)	$7,701,898	$8,396,238

          Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $231,000 and $210,000, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $694,000 and $611,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended September 30,
2010	$851,000
2011	824,000
2012	736,000
2013	600,000
2014	537,000
Note 6 — Borrowings
          The Company’s borrowings by operating segment as of September 30, 2009 and December 31, 2008 are as follows:

		Maturity	September 30,	December 31,
	Rate (1)	Date	2009	2008
Apothecary:
Senior bank debt	5%	May 2014	$17,403,625	$17,403,625
Bank line of credit	5%	July 2014	5,394,894	5,394,894
Seller financing	4.13 – 7.25%	July 2009 – June 2011	2,846,619	5,164,611
Non-compete agreements	0.0 – 7.65%	July 2009 – Nov. 2013	865,866	1,110,109

			25,511,004	29,073,239

SDC:
Senior bank debt	5%	May 2014	12,596,375	12,596,375
Bank line of credit	5%	Aug. 2015	9,002,341	4,082,169
Sleep center working capital notes payable	4.75 – 8.75%	Dec. 2009 – July 2012	434,463	716,074
Seller financing			—	490,078
Note payable on equipment	6–13%	Aug. 2010 – Dec. 2013	607,484	399,686
Capital leases	11%	Nov. 2010 – Dec. 2010	101,546	160,480
Short-term debt and equipment leases	4.25%	July 2009 – Jan. 2010	127,500	75,112
Notes payable on vehicles	2.9 – 7.75%	Aug. 2010 – Dec. 2013	126,552	133,511

			22,996,261	18,653,485

Total borrowings			49,507,265	47,726,724
Less:
Short-term debt			(127,500)	(565,190)
Current portion of long-term debt			(3,044,888)	(3,913,481)

Long-term debt			$46,334,877	$43,248,053

(1)	Effective rate as of September 30, 2009

          At September 30, 2009, future maturities of long-term debt were as follows:

Year ended September 30,
2010	$3,044,888
2011	2,189,273
2012	5,288,531
2013	5,974,714
2014	29,104,624
Thereafter	3,777,735
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

          As of September 30, 2009, there was $30 million outstanding on the Term Loan consisting of $17,403,625 to the Company’s Apothecary operating segment and $12,596,375 to the Company’s SDC operating segment. As of September 30, 2009, there was $14,397,235 outstanding on the Acquisition Line consisting of $5,394,894 to the Company’s Apothecary operating segment and $9,002,341 to the Company’s SDC operating segment. As of September 30, 2009, there was approximately $603,000 available under the Acquisition Line.
Note 7 — Operating Leases
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
          The Company’s rental expense for operating leases for the three months ended September 30, 2009 and 2008 was approximately $730,000 and $523,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2009 and 2008 was approximately $1,979,000 and $1,276,000, respectively.
          Following is a summary of the future minimum lease payments under operating leases as of September 30, 2009:

Year ended September 30,
2010	$3,211,000
2011	2,614,000
2012	1,940,000
2013	1,552,000
2014	1,028,000
Thereafter	1,993,000

Total	$12,338,000

Note 8 — Capital Structure
          During the first quarter of 2009, the Company issued 450,000 shares in restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $759,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants was recorded as deferred compensation expense and is being amortized over the vesting period of the awards. In April 2009, the Company’s former chief financial officer resigned and as a result, he forfeited 120,000 restricted stock grant shares. On the date of forfeiture, the carrying value of the unvested awards was $174,767 and was removed from deferred compensation – restricted stock. As of September 30, 2009 and December 31, 2008, the Company had deferred compensation expense associated with unvested stock grants of approximately $507,000 and $192,000, respectively, included in deferred compensation – restricted stock in the accompanying consolidated condensed balance sheets. Compensation expense related to stock grants was approximately $84,000 and $269,000, respectively, during the three months and nine months ended September 30, 2009. Stock-based compensation expense during the three months and nine months ended September 30, 2008 was $73,000 and $231,000, respectively.
          During the third quarter of 2009, certain employees vested in 110,000 common stock shares under previously issued restricted stock grant awards. In accordance with the terms of the restricted stock grant agreement, the employees elected to have the Company fund the personal tax withholding in the amount of approximately $85,000 that the employees collectively owed at the time of vesting. In return, the employees forfeited 45,215 of the shares vested which was calculated by dividing the tax withholding requirement by the market value of the stock on the date of vesting. In addition, salary expense of approximately $2,000 was recorded and represents the difference between the market value of the Company’s common stock on the vesting date and the weighted average price of the vested shares on the original grant date multiplied by the number of shares forfeited.

Note 9 — Segment Information
          The Company operates in two reportable business segments: Apothecary and SDC. The Apothecary operating segment operates retail pharmacy stores throughout the central United States. The SDC operating segment operates sleep diagnostic centers in Florida, Iowa, Kansas, Minnesota, Missouri, New York, Nebraska, Nevada, Oklahoma, South Dakota and Texas. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations that primarily involve administrative activities associated with operating as a public company are identified as “Other.” Included in segment assets identified as “Other” is approximately $1.7 million in cash and cash equivalents held at the consolidated level to fund future acquisitions and other capital needs of the Apothecary and SDC operating segments.
     Reportable business segment information follows:

	Three Months Ending		Nine months Ending
	September 30,		September 30,
	2009	2008	2009	2008
Sales to external customers:
Apothecary	$22,202,609	$22,757,053	$66,643,918	$58,132,214
SDC	5,134,175	4,700,063	11,449,888	11,480,368

Total	$27,336,784	$27,457,116	$78,093,806	$69,612,582

Segment operating profit (loss):
Apothecary	$327,244	$189,156	$1,208,030	$375,790
SDC	(286,231)	507,627	(3,220,623)	1,407,616
Discontinued operations	624	87,696	2,805	118,717
Other	(884,129)	(243,365)	(1,635,774)	(607,453)

Total	$(842,492)	$541,114	$(3,645,562)	$1,294,670

	September 30,	December 31,
	2009	2008
Segment assets:
Apothecary	$37,909,651	$39,944,929
SDC	37,560,176	28,743,861
Discontinued operations	120,047	117,135
Other	2,417,443	12,527,705

Total	$78,007,317	$81,333,630

Note 10 — Related Party Transactions
          The Company has approximately $1.6 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company’s SDC operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $228,000 and $189,000 at September 30, 2009 and December 31, 2008, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer, Mr. Joseph Harroz, Jr., the Company’s president, and the William R. Oliver GST Exempt Trust. Mr. William R. Oliver is one of the Company’s directors.
          The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the three months and nine months ended September 30, 2009, the Company incurred approximately $31,000 and $91,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

          During the three months ended September 30, 2009, the Company paid approximately $12,000 to R.T. Oliver Investments, Inc. for air travel expenses. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls R.T. Oliver Investments, Inc. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in R.T. Oliver Investments, Inc.
          During the nine months ended September 30, 2009, the Company paid Specialty Construction Services, LLC approximately $238,000 to construct the leasehold improvements. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Specialty Construction Services, LLC. Non-controlling interests in Specialty Construction Services, LLC are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s chief executive officer.
Note 11 – Subsequent Event
          During October 2010, the Company issued 235,000 shares in restricted stock grant awards and granted stock options to acquire 100,000 shares to certain key employees. The fair value of the restricted stock grant awards was $573,400 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The fair value of the options granted was approximately $120,000 and was estimated on the date of grant using the Black-Scholes option pricing model. The value of the stock grants and options was recorded as deferred compensation expense, and the awards that are not fully vested are being amortized over the applicable vesting periods of the awards.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We at Graymark Healthcare, Inc. are organized in Oklahoma and is a diversified medical holding company that operates in two operating segments: “Apothecary” and “SDC Holdings” or “SDC”.
          Through Apothecary, we operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise including diabetic merchandise, over the counter drugs, beauty products and cosmetics, seasonal merchandise, greeting cards, and convenience foods.
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
Apothecary Operating Segment
          As of September 30, 2009, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. We acquire financially successful independently-owned retail pharmacies from long-term owners that are approaching retirement. Our acquired pharmacies have successfully maintained market share due to the convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing and supportive services and products such as compounded pharmaceuticals, durable medical equipment, and assisted and group living deliveries. Our acquired and target acquisition stores are in mid-size, economically-stable communities. We believe that a significant amount of the value of the acquired pharmacies resides in their name and key staff relationships in the community. Following acquisition, we maintain the historic store name and key staff personnel.
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
          Our pharmacy front-end merchandising strategy is to provide a limited selection of competitively priced branded drugstore healthcare products and gift items, unlike the larger pharmacy chains that carry a variety of non-healthcare products. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in our offered healthcare merchandise. We offer primarily brand name healthcare products, including over-the-counter items, and some gift product items.
SDC Operating Segment
          As of September 30, 2009, we operated 28 sleep diagnostic centers in Florida, Iowa, Kansas, Minnesota, Missouri, New York, Nebraska, Nevada, Oklahoma, South Dakota and Texas and we operated 64 sleep diagnostic centers under management agreements. Each sleep center located in Nevada and Oklahoma is owned by a limited liability company and each of the sleep centers located in Texas is owned by a limited partnership. Some of the limited liability companies and limited partnerships are not wholly-owned by us. We are the manager of each limited liability company and the general partner of each limited partnership.
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
Acquisitions
          On August 19, 2009, SDC Holdings entered into a an agreement with AvastraUSA, Inc. and Avastra Sleep Centres Limited ABN to acquire 100% of the equity of somniTech, Inc. and somniCare, Inc. (collectively referred to as “Somni”) and Avastra Eastern Sleep Centers, Inc. (“Eastern”) for cash and stock consideration totaling $10.6 million. The Somni acquisition closed on August 24, 2009 and the Eastern acquisition closed on September 14, 2009.
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
Results of Operations
          The following table sets forth selected results of our operations for the three months and nine months ended September 30, 2009 and 2008. We operate in two reportable business segments: Apothecary and SDC. The Apothecary operating segment includes the operations of our retail pharmacy stores. The SDC operating segment includes the operations from our sleep diagnostic centers and related equipment sales. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month and Nine Month Periods Ended September 30, 2009 and 2008
Consolidated Totals

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$27,336,784	$27,457,116	$78,093,806	$69,612,582
Cost of sales and services	18,924,306	18,936,956	55,582,635	48,538,980
Operating expenses	8,604,359	7,241,192	22,284,211	17,106,865
Change in accounting estimate	—	—	2,648,207	—
Net other income (expense)	(625,416)	(576,244)	(1,676,888)	(1,602,338)

Income (loss) from continuing operations, before taxes	(817,297)	702,724	(4,098,135)	2,364,399
Benefit (provision) for income taxes	—	(277,901)	208,000	(598,164)

Income (loss) from continuing operations, net of taxes	(817,297)	424,823	(3,890,135)	1,766,235
Discontinued operations, net of taxes	624	87,696	2,805	118,717

Net income (loss)	(816,673)	512,519	(3,887,330)	1,884,952
Noncontrolling interests	(25,819)	28,595	241,768	(590,282)

Net income (loss) attributable to Graymark Healthcare	$(842,492)	$541,114	$(3,645,562)	$1,294,670

Discussion of Three Month Periods Ended September 30, 2009 and 2008

          Net revenues decreased $0.1 million during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. The decrease in net revenues was primarily due to:
•	same store pharmacy revenues decreased approximately $0.5 million,
•	a decrease in the revenues from existing sleep center locations of approximately $0.8 million,
•	the company acquisitions of our SDC operating segment in August and September 2009 that resulted in an increase in revenue of $1.1 million, and
•	the opening of a sleep center in February 2009 that resulted in an increase in revenue of $0.1 million. See the “Segment Analysis” below, for additional information.
     Cost of sales and services was relatively flat during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. The factors that significantly influenced cost of sales and services were:
•	same store pharmacy cost of sales decreased $0.4 million,
•	a decrease in the cost of sales at existing sleep center locations of approximately $0.1 million,

•	the business acquisitions of our SDC operating segment in August and September 2009 which resulted in an increase in cost of sales of $0.4 million, and
•	the opening of a sleep center in February 2009 that resulted in an increase in cost of sales of $0.1 million. See the “Segment Analysis” below, for additional information.
     Operating expenses increased $1.4 million during the three months ended September 30, 2009, compared with the 3rd quarter of 2008. Operating expenses at our Apothecary operating segment decreased $0.2 million. Operating expenses at our SDC operating segment increased $0.6 million due to additional overhead required to support increased operations. The acquisitions made by our SDC operating segment in August and September 2009 resulted in increased operating expenses of $0.5 million. Overhead incurred at the parent-company level which includes our a public-company costs increased approximately $0.5 million primarily due to expenses incurred in conjunction with acquisitions made by our SDC operating segment in August and September 2009. See the “Segment Analysis” below, for additional information.
     Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $49,000 during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. The increase in interest expense was due to increased borrowings.
     Income from discontinued operations was approximately $600 and $88,000, during the three months ended September 30, 2009 and 2008, respectively, and represents the net income from our film operations that were discontinued on January 1, 2008.
     Noncontrolling interests were allocated approximately $26,000 of net losses during the three months ended September 30, 2009 compared with the 3rd quarter of 2008 when noncontrolling interests were allocated approximately $29,000 in net earnings. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $0.8 million (3.1% of approximately $27.3 million in net revenues) during the 3rd quarter of 2009, compared to net income of approximately $541,000 (2.0% of approximately $27.5 million in net revenues) during the 2008 3rd quarter. The decrease in our net income was largely due to decreased profitability at our SDC operating segment due to the change in accounting estimate which was offset by increased profitability at our Apothecary operating segment. See the “Segment Analysis” below, for additional information.
Discussion of Nine Month Periods Ended September 30, 2009 and 2008
     Net revenues increased $8.5 million during the nine months ended September 30, 2009 compared with the same nine months of 2008. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our Apothecary operating segment during 2008 that resulted in an increase in revenue of $8.8 million,
•	same store pharmacy revenues decreased approximately $0.3 million,
•	a decrease in the revenues from existing sleep center locations of approximately $2.3 million,
•	the acquisitions made by our SDC operating segment in August and September 2009 that resulted in an increase in revenue of $1.1 million,

•	the two business acquisitions made by our SDC operating segment in June 2008 that resulted in an increase of revenue of $0.8 million related to those acquired operations in the 3rd quarter of 2009, and
•	the opening of two sleep centers in February 2009 and June 2008 that resulted in an increase of $0.4 million. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $7.0 million during the nine months ended September 30, 2009 compared with the 1st three quarters of 2008. The increase in cost of sales and services was primarily due to:
•	the seven pharmacy acquisitions made by our Apothecary operating segment during 2008 that resulted in an increase in cost of sales and services of $6.3 million,
•	same store pharmacy cost of sales decreased $0.4 million,
•	the business acquisitions of our SDC operating segment in August and September 2009 that resulted in an increase in cost of sales of $0.4 million,
•	the two business acquisitions of our SDC operating segment in June 2008 that resulted in an increase of cost of sales and services of $0.6 million,
•	the opening of two sleep centers in February 2009 and June 2008 that resulted in an increase of cost of sales and services of $0.3 million, and
•	same sleep center cost of sales decreased $0.2 million. See the “Segment Analysis” below, for additional information.
     Operating expenses increased $5.2 million during the nine months ended September 30, 2009, compared with the 1st three quarters of 2008. The increase in operating expenses was partly due to the acquisitions made by our Apothecary and SDC operating segments which resulted in an increase in operating expenses of $1.6 million and $1.0 million, respectively. In addition, operating expenses at our Apothecary and SDC operating segments increased $0.2 million and $1.1 million, respectively, due to additional overhead required to support increased operations and infrastructure. The opening of two sleep centers in February 2009 and June 2008, resulted in increased operating expenses of $0.5 million. Overhead incurred at the parent-company level which includes our a public-company costs increased approximately $0.8 million primarily due to increased wages and compensation expense and expenses incurred in conjunction with the acquisitions made by our SDC operating segment in August 2009 and September 2009. See the “Segment Analysis” below, for additional information.

     Change in accounting estimate was $2,648,207 during the three months ended September 30, 2009 and represents a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SDC operating segment. See the “Segment Analysis” below, for additional information.
     Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $75,000 during the nine months ended September 30, 2009 compared with the 1st three quarters of 2008. The increase in interest expense was due to increased borrowings.
     Income from discontinued operations was approximately $3,000 and $119,000, during the nine months ended September 30, 2009 and 2008, respectively, and represents the net income from our film operations that were discontinued on January 1, 2008.
     Noncontrolling interests were allocated approximately $0.2 million of net earnings during the three months ended September 30, 2009 compared with the 1st three quarters of 2008 when noncontrolling interests were allocated approximately $0.6 million of net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $3.6 million (4.7% of approximately $78.1 million in net revenues) during the first nine months of 2009, compared to net income of approximately $1.3 million (1.9% of approximately $69.6 million in net revenues) during the first nine months of 2008. The decrease in our net income was primarily due to decreased profitability at our SDC operating segment which was offset by increased profitability at our Apothecary operating segment. See the “Segment Analysis” below, for additional information.
Apothecary Operating Segment

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$22,202,609	$22,757,053	$66,643,918	$58,132,214
Cost of sales	16,896,063	17,265,508	50,421,278	44,479,151
Operating expenses	4,630,334	4,804,213	13,885,230	12,113,566
Net other income (expense)	(348,968)	(382,242)	(1,060,508)	(972,556)

Income from continuing operations, before taxes	$327,244	$305,090	$1,276,902	$566,941

Discussion of Three Month Periods Ended September 30, 2009 and 2008
     Net revenues decreased $0.5 million during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. We operated 18 pharmacy locations during the 3rd quarter of 2009 and 2008. Revenues during the three months ended September 30, 2009 from existing (or same store) pharmacy locations decreased $0.5 million compared with the 3rd quarter of 2008. The decrease in same store revenues was primarily due to an increase of generic drugs becoming available in the market.
     Cost of sales decreased $0.4 million during the three months ended September 30, 2009, compared with the 3rd quarter of 2008. The decrease in cost of sales was due to a decrease in same store sales . Cost of sales as a percentage of net revenues was 76% during the three months ended September 30, 2009 and 2008.
     Operating expenses decreased $0.2 million during the three months ended September 30, 2009, compared with the 3rd quarter of 2008. This decrease was due to operational efficiencies implemented during 2009.

     Net other expense represents interest expense on borrowings. Net interest expense decreased approximately $33,000 during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. The decrease in net interest expense was due to a decrease in borrowings.
     Income from continuing operations, before taxes. Our Apothecary operating segment operations resulted in income from continuing operations, before taxes of approximately $327,000 (1.5% of approximately $22.2 million in net revenues) during the 3rd quarter of 2009, compared to income from continuing operations, before taxes of approximately $305,000 (1.3% of approximately $22.8 million in net revenues) during the 2008 3rd quarter.
Discussion of Nine Month Periods Ended September 30, 2009 and 2008
     Net revenues increased $8.5 million during the nine months ended September 30, 2009 compared with the first three quarters of 2008. During the nine months ended September 30, 2009, we operated 18 pharmacy locations. During the nine months ended September 30, 2008, we operated 11 to 18 pharmacy locations. The increase in our pharmacy locations resulted in an increase in net revenues of $8.8 million. Revenues during the nine months ended September 30, 2009 from existing (or same store) pharmacy locations decreased $0.3 million compared with the 1st nine months of 2008. The decrease in same store revenues was primarily due to an increase in the penetration of generic drugs.
     Cost of sales increased $5.9 million during the nine months ended September 30, 2009, compared with the first three quarters of 2008. The increase in our pharmacy locations resulted in an increase in cost of sales of $6.3 million. Cost of sales during the nine months ended September 30, 2009 from existing (or same store) pharmacy locations decreased $0.4 million compared with the 1st nine months of 2008. Cost of sales as a percentage of net revenues was 76% and 77%, respectively, during the nine months ended September 30, 2009 and 2008.
     Operating expenses increased $1.8 million during the nine months ended September 30, 2009, compared with the first three quarters of 2008. This increase was primarily due to approximately $1.6 million in additional expenses associated with new pharmacy locations. Operating expenses at existing pharmacy locations increased $0.2 million.
     Net other expense represents interest expense on borrowings. Net interest expense increased approximately $88,000 during the nine months ended September 30, 2009 compared with the first three quarters of 2008. The increase in net interest expenses was primarily due to the increase in borrowings associated with acquisitions.
     Income from continuing operations, before taxes. Our Apothecary operating segment operations resulted in income from continuing operations, before taxes of approximately $1.3 million (1.9% of approximately $66.6 million in net revenues) during the first nine months of 2009, compared to income from continuing operations, before taxes of approximately $567,000 (1.0% of approximately $58.1 million in net revenues) during the first nine months of 2008.

SDC Operating Segment

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$5,134,175	$4,700,063	$11,449,888	$11,480,368
Cost of sales and services	2,028,243	1,671,448	5,161,357	4,059,829
Operating expenses	3,054,934	1,968,825	6,529,366	3,975,170
Change in accounting estimate	—	—	2,648,207	—
Net other income (expense)	(311,410)	(269,632)	(756,963)	(731,469)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(260,412)	790,158	(3,646,005)	2,713,900
Noncontrolling interests	(25,819)	28,595	241,768	(590,282)

Income (loss) from continuing operations, before taxes	$(286,231)	$818,753	$(3,404,237)	$2,123,618

Discussion of Three Month Periods Ended September 30, 2009 and 2008
     Net revenues increased approximately $0.4 million during the three months ended September 30, 2009, compared with the 3rd quarter of 2008. This increase was primarily due to:
•	a decrease in the revenues from existing sleep center locations of approximately $0.8 million during the 3rd quarter of 2009, compared with the same period in 2008. The decline in revenues at existing locations was comprised of $0.6 million resulting from lower net realizable revenue per sleep study caused by higher contractual allowances and $0.2 million resulting from a decrease in the number of sleep studies performed;
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $1.1 million, and
•	the opening of our Nocturna Sleep Center of Norman (“Nocturna Norman”) in February 2009 and our Willow Bend Sleep Center (“Willow Bend”) in June 2008 which resulted in an increase of $0.1 million.
While we experienced a slight increase in the number of sleep studies performed in the 3rd quarter of 2009 compared to the 1st and 2nd quarters of 2009, we continue to see a decline compared to the 3rd quarter of 2008. We expect this trend to continue in the 4th quarter of 2009. In addition, we saw a reduction in our overall net realizable revenue per sleep study in the 3rd quarter of 2009 that coupled with a change in payor mix has resulted in lower net realized revenue per sleep, which was generally flat in 2008.
     Cost of sales and services increased approximately $0.4 million during the three months ended September 30, 2009 compared with the 3rd quarter of 2008. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $0.4 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in cost of sales and services of approximately $0.1 million. Cost of sales and services at existing sleep center locations declined $0.1 million.
     Cost of sales and services as a percent of net revenues was 40% and 35% during the three months ended September 30, 2009 and 2008, respectively. This increase was caused by less utilization of our sleep technician labor resulting from the decrease in sleep studies performed at existing locations and the contractual allowances needed to record our receivables from third party payers at their net realizable value.
     Operating expenses increased approximately $1.1 million during the three months ended September 30, 2009, compared with the 3rd quarter of 2008. The increase in operating expenses was primarily due to the acquisition of Somni and Eastern which resulted in an increase in operating expenses of approximately $0.5 million.

Additional infrastructure or overhead added to support anticipated growth resulted in increased operating expenses of approximately $0.6 million.
     Net other expense represents interest expense on borrowings. Net interest expense increased approximately $42,000 three months ended September 30, 2009 compared with the 3rd quarter of 2008. The increase in net interest expense is due to an increase in borrowings.
     Noncontrolling interests were allocated approximately $26,000 of net losses during the three months ended September 30, 2009 compared with the 3rd quarter of 2008 when noncontrolling interests were allocated approximately $29,000 in net earnings. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Income (loss) from continuing operations, before taxes of our SDC operating segment was approximately ($0.3) million (5.6% of approximately $5.1 million in net revenues) during the 3rd quarter of 2009, compared to income from continuing operations, before taxes of approximately $0.8 million (17% of approximately $4.7 million in net revenues) during the 2008 3rd quarter.
Discussion of Nine Month Periods Ended September 30, 2009 and 2008
     Net revenues were flat during the nine months ended September 30, 2009, compared with the 1st three quarters of 2008. The significant factors impacting revenue were:
•	a decrease in the revenues from existing sleep center locations of approximately $2.3 million during the 3rd quarter of 2009, compared with the same period in 2008. The decline in revenues at existing locations was comprised of $1.2 million resulting from lower net realizable revenue per sleep study caused by higher contractual allowances and $1.3 million due to a decrease in the number of sleep studies performed;
•	the acquisition of Somni in August 2009 and Eastern in September 2009 that resulted in an increase in net revenues of approximately $1.1 million;
•	the acquisition of Nocturna and the Texas Labs in June 2008 that resulted in an increase in net revenues of approximately $0.8 million; and
•	the opening of Nocturna Norman in February 2009 and Willow Bend in June 2008 that resulted in an increase of $0.4 million.
While we experienced a slight increase in the number of sleep studies performed in the 3rd quarter of 2009 compared to the 1st and 2nd quarters of 2009, we continue to see a decline compared to the first three quarters of 2008. We expect this trend to continue in the 4th quarter of 2009. In addition, we saw a reduction in our overall net realizable revenue per sleep study in the first three quarters of 2009 which coupled with a change in payor mix has resulted in lower net realized revenue per sleep, which was generally flat in 2008.
     Cost of sales and services increased approximately $1.1 million during the nine months ended September 30, 2009 compared with the 1st three quarters of 2008. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $0.4 million. The acquisition of Nocturna and Texas Labs on June 1, 2008 resulted in an increase in cost of sales and services of approximately $0.6 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in cost of sales and services of approximately $0.3 million. Cost of sales and services at existing sleep center locations decreased approximately $0.2 million.
     Cost of sales and services as a percentage of net revenues was 45% and 35% during the nine months ended September 30, 2009 and 2008, respectively. This increase was caused by less utilization of our sleep technician labor resulting from the decrease in sleep studies performed at existing locations and the contractual allowances needed to record our receivables from third party payers at their net realizable value.
     Operating expenses increased approximately $2.6 million during the nine months ended September 30, 2009, compared with the 1st three quarters of 2008. The increase in operating expenses was primarily due to the acquisition of Somni, Eastern, Nocturna and Texas Labs which resulted in an increase in operating expenses of approximately $1.0 million. The opening of Nocturna Norman and Willow Bend resulted in an increase in operating expenses of approximately $0.5 million. Additional infrastructure or overhead added to support anticipated growth resulted in additional operating expenses of approximately $1.1 million.
     Change in accounting estimate was $2,648,207 during the nine months ended September 30, 2009. During the 3rd quarter of 2009, we completed our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the nine months ended September 30, 2009.
     Net other expense represents interest expense on borrowings. Net interest expense increased approximately $25,000 during the nine months ended September 30, 2009 compared with the first nine months of 2008. The increase in net interest expense was due to an increase in borrowings.
     Noncontrolling interests were allocated approximately $0.2 million of net earnings during the three months ended September 30, 2009 compared with the 1st three quarters of 2008 when noncontrolling interests were allocated approximately $0.6 million of net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Income (loss) from continuing operations, before taxes of our SDC operating segment was approximately ($3.4) million (30% of approximately $11.4 million in net revenues) during the first nine months of 2009, compared to income from continuing operations, before taxes of approximately $2.1 million (18% of approximately $11.5 million in net revenues) during the first three quarters of 2008.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at September 30, 2009 totaled approximately $4.3 million. As of September 30, 2009, we had working capital of approximately $13.5 million.
     Our operating activities during the nine months ended September 30, 2009 used net cash of approximately $1.9 million compared to operating activities in the first nine months of 2008 that provided net cash of approximately $1.2 million. The increase in cash flows used by operating activities was primarily attributable to our net loss and a decrease in accounts payable and accrued liabilities which was offset by a decrease in accounts receivable and inventories. During the nine months ended September 30, 2009, our operating activities included a net loss of $3.6 million which was offset by depreciation and amortization of $1.6 million and stock-based compensation, net of excess tax benefits of $0.2 million and increased by noncontrolling interests of $0.2 million.
     Our investing activities during the nine months ended September 30, 2009 used net cash of approximately $9.7 million compared to the first nine months of 2008 during which we used approximately $11.9 million for investing activities. The decrease in the cash used in investing activities was attributable to fewer business acquisitions during 2009. During the nine months ended September 30, 2008, we used $11.2 million for the purchases of businesses compared to $9.1 million during the first nine months of 2009.

     Our financing activities during the nine months ended September 30, 2009 used net cash of approximately $0.5 million compared to the first nine months of 2008 during which financing activities provided approximately $26.2 million. The decrease in net cash provided by financing activities was due to proceeds from the issuance of common stock of $16.0 million received in the first nine months of 2008 and a reduction in the amount of debt proceeds. Debt proceeds were $5.3 million during the nine months ended September 30, 2009, compared with debt proceeds of $13.3 million during the first nine months of 2008. Debt payments were $4.8 million during the nine months ended September 30, 2009, compared with debt payments of $2.9 million during the 2008 nine-month period.
     We expect to meet our obligations as they become due through available cash and funds generated from our operations, supplemented as necessary by debt financing. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through debt financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $8.4 million as of September 30, 2009.
Arvest Credit Facility
     Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”) and subsequently amended in May 2009 (the “Second Amendment”). As of September 30, 2009, the outstanding principal amount of the Arvest Credit Facility was $44,397,235.
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
     Our future commitments under contractual obligations by expected maturity date at September 30, 2009 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$127,500	$—	$—	$—	$127,500
Long-term debt	5,087,083	12,084,069	38,042,259	4,150,719	59,364,130
Operating leases	3,210,555	4,553,806	2,579,559	1,993,487	12,337,407

	$8,425,138	$16,637,875	$40,621,818	$6,144,206	$71,829,037

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

     Our allowance for contractuqal adjustments and doubtful accounts is primarily attributable to our SDC operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
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
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
     On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
     Fair Value Accounting. On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements.
     On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements. Fair value is the price that would be received pursuant to the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our consolidated financial statements.
     On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated financial statements.

     On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the our consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.
     Business Combinations and Consolidation Accounting. Effective January 1, 2009, we adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisitions completed in the 3rd quarter of 2009.
     On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on our consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.
     On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes had no impact on our consolidated financial statements.. Also, this guidance was applied to the acquisitions completed in the 3rd quarter of 2009.

          Other. On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before our consolidated financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in our consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as we already followed a similar approach prior to the adoption of this new guidance.
          On January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these changes had no impact on our consolidated financial statements.
          On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on our consolidated financial statements.
          On January 1, 2009, we adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on our consolidated financial statements.
Issued Guidance
          In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for us on October 1, 2009. We have determined that the adoption of these changes will not have an impact on our consolidated financial statements.
          In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of our financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us on January 1, 2010. We are currently evaluating the potential impact of these changes on our consolidated financial statements.

          In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for us on January 1, 2010. We have determined that the adoption of these changes will not have an impact on our consolidated financial statements.
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
          During the 2009 second quarter, we completed our remediation of the accounts receivable issue by enhancing the analytical procedures used to analyze and estimate the contractual allowances and bad debts incurred on our SDC Holdings revenue. During that process, we identified new information related to the correlation of the ultimate collectability of an account and the aging of that account that enhanced the estimates used to calculate the allowance for contractual adjustments and bad debts at SDC Holdings. The new information included the following:
•	The passage of time. An additional nine months of history was available to be observed and analyzed. That history reflected that certain accounts that were deemed collectible during the fourth quarter 2008 review had not been collected.

•	Increase in net accounts receivable. Accounts receivable at SDC Holdings, net of the allowance for contractual adjustments and doubtful accounts, increased approximately $0.5 million from December 31, 2008 to June 30, 2009. This increase in net accounts receivable happened at a time when sleep diagnostic volumes and revenues were declining indicating that actual collection efforts were lagging behind the estimates used at December 31, 2008.

•	Increase in risk assessment. The additional history and increase in net accounts receivable caused management to increase its risk assessment of new accounts receivable.
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
          On August 19, we held our 2009 annual shareholders meeting pursuant to proxy solicitation. At that meeting, in addition to the election of directors, Eide Bailly LLP was ratified as our independent registered public account firm for the year ending December 31, 2009.

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

10.1
Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, incorporated by reference to Form 10-Q filed with the Commission on August 14, 2009.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	Certification of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Controller of Registrant.
SIGNATURES
          In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: November 16, 2009

By:	/S/GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Financial Officer and Controller
Date: November 16, 2009