Form 10-K
period 2009-12-31
Graymark Healthcare, Inc.
filed 2010-03-31
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

(405) 601-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value	The Nasdaq Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting compony)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price on The Nasdaq Stock Market) was approximately $30,428,000.
As of March 31, 2010, 29,069,145 shares of the registrant’s common stock, $.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2009 for the Registrant’s Annual Stockholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

GRAYMARK HEALTHCARE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

Part I.
Item 1.	Business.	1
Item 1A.	Risk Factors.	18
Item 1B.	Unresolved Staff Comments.	34
Item 2.	Properties.	34
Item 3.	Legal Proceedings.	36
Item 4.	Submission of Matters to a Vote of Security Holders.	36

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	36
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	57
Item 9A.	Controls and Procedures.	57
Item 9A(T).	Controls and Procedures.	58
Item 9B.	Other Information	59

Part III.
Item 10.	Directors, Executive Officers and Corporate Governance.	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	60
Item 13.	Certain Relationships and Related Transactions, and Director Independence	60
Item 14.	Principal Accounting Fees and Services.	60

Part IV.
Item 15.	Exhibits, Financial Statement Schedules.	60
SIGNATURES		65
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-4.7
EX-4.8
EX-4.9
EX-4.10
EX-4.11
EX-10.3.1
EX-10.3.2
EX-10.30
EX-10.31
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

-i-

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
     Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries and “Sleep Management Solutions,” or “SMS,” refers to our sleep centers and related service and supply business, and “ApothecaryRx” refers to the operations of ApothecaryRx, LLC, our operating subsidiary that pertains to our retail pharmacies.

-ii-

PART I
Item 1. Business.
          We are a diversified healthcare services company that conducts business in two operating segments, Sleep Management Solutions and ApothecaryRx. Our first operating segment, Sleep Management Solutions, or SMS, is one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solution for patients suffering from sleep disorders. Our second operating segment, ApothecaryRx, operates independent retail pharmacy stores selling prescription drugs, over-the-counter drugs and an assortment of general merchandise.
Sleep Management Solutions Overview
Our Sleep Management Market Opportunity
          We believe that the market for Sleep Management Solutions is large and growing with no clear market leader. A number of factors support the future growth of this market:
•	Large and undiagnosed population of patients that suffer from sleep disorders. There are a substantial number of undiagnosed patients who could benefit from diagnosis and treatment of sleep disorders. There are an estimated 40 million Americans that suffer from chronic, long-term sleep disorders, according to the National Institutes of Health, or NIH. There are over 80 different sleep disorders, including obstructive sleep apnea, or OSA, insomnia, narcolepsy and restless legs syndrome. The primary focus of our business is OSA, which the National Sleep Foundation estimates occurs in at least 18 million Americans. Moreover, according to the American College of Physicians, about 80-90% of persons with sleep apnea go undiagnosed.

•	Increasing awareness of diagnosis and treatment options, particularly for OSA. We believe there is an increasing awareness among the U.S. population and physicians in particular about the health risks and the availability and benefits of treatment options for sleep disorders. Of significant importance, OSA can have serious effects on people’s health and personal lives. OSA is known to increase the risk for several serious health conditions, including obesity, high blood pressure, heart disease, stroke, diabetes, depression and sexual dysfunction. Additionally, OSA may result in excessive daytime sleepiness, memory loss, lack of concentration and irritability. OSA and its effects may increase the risk for automobile accidents and negatively affect work productivity and personal relationships. In addition, as physicians become aware of the links between OSA and other serious health conditions, physicians are increasingly referring patients for sleep studies.

•	Growth in obesity rates. OSA is found in people of every age and body type, but is most commonly found in the middle-aged, obese population. Obesity is currently found in approximately 72 million adults and is a growing problem in the United States. Obesity exacerbates OSA by enlarging the upper airway soft tissue structures and narrowing the airway. Not only does obesity contribute to sleep disorders such as OSA, but sleep disorders can also contribute to obesity. We believe individuals suffering from OSA generally have less energy and ability to exercise or keep a strict diet. Medical studies have also shown that sleep disorders can impair metabolism and disrupt hormone levels, promoting weight gain.

•	Large aging population. An aging U.S. population, led by approximately 78 million baby-boomers, is becoming increasingly at risk for OSA. As their soft palates enlarge, their pharyngeal fat pads increase in size and the shape of bony structures around the airway change.

          We believe these factors present a significant business opportunity for us because we provide a complete continuum of care for those who suffer from OSA — from initial diagnosis to treatment with a continuous positive airway pressure, or CPAP, device to providing ongoing CPAP supplies and long-term follow-up care.
•	The amount being spent on sleep disorder diagnosis and treatment is increasing. A 2005 Frost & Sullivan report estimated the U.S. sleep diagnostic market was $1.6 billion in 2004, and that it will grow to $4.4 billion by 2011.

•	The sleep diagnostic market is highly fragmented. Our presence as one of the largest overall providers of sleep diagnostic services with 28 independent sleep care centers and 60 hospital sleep diagnostic programs, out of a total we estimate includes over 3,000 sleep clinics in the United States, illustrates the level of fragmentation in the market. Only a limited number of companies provide a comprehensive solution which includes initial diagnosis to treatment with a CPAP device to providing ongoing CPAP supplies to long-term follow-up care.
Our Sleep Management Solution
          Our sleep management solution is driven by our clinical approach to managing sleep disorders. Our clinical model is led by our staff of medical directors who are board-certified physicians in sleep medicine, who oversee the entire life cycle of a sleep disorder from initial referral through continuing care management. Our approach to managing the care of our patients diagnosed with OSA is a key differentiator for us. We believe our overall patient CPAP usage compliance rate, as articulated by the Medicare Standard of compliance requirements, is approximately 80%, compared to a national compliance rate of between 17 and 54%. Five key elements support our clinical approach:
•	Referral: Our medical directors, who are board-certified physicians in sleep medicine, have forged strong relationships with referral sources, which include primary care physicians, as well as physicians from a wide variety of other specialties and dentists.

•	Diagnosis: We own and operate sleep testing clinics that diagnose the full range of sleep disorders including OSA, insomnia, narcolepsy and restless legs syndrome.

•	CPAP Device Supply: We sell CPAP devices, which are used to treat OSA.

•	Re-Supply: We offer a re-supply program for our patients and other CPAP users to obtain the required components for their CPAP devices that must be replaced on a regular basis.

•	Care Management: We provide continuing care to our patients led by our medical directors who are board-certified physicians in sleep medicine and their staff.
          Our clinical approach increases the long-term compliance of our patients, and enables us to manage a patient’s sleep disorder care throughout the life cycle of the disorder, thereby allowing us to generate a long-term, recurring revenue stream. We generate revenues via three primary sources: providing the diagnostic tests and related studies for sleep disorders through our sleep diagnostic centers, the sale of CPAP devices, and the ongoing re-supply of components of the CPAP device that need to be replaced. In addition, as a part of our ongoing care management program, we monitor the patient’s sleep disorder and as the patient’s medical condition changes, we are paid for additional diagnostic tests and studies.
          In addition, we believe that our clinical approach to comprehensive patient care, provides higher quality of care and achieves higher patient compliance. We believe that higher compliance rates are directly correlated to higher revenue generation per patient compared to our competitors through increased utilization of our resupply or PRSP program and a greater likelihood of full reimbursement from federal payors and those commercial carriers who have adopted federal payor standards.

Referral and Diagnosis
          Patients at risk for, or suspected of suffering from, a sleep disorder are referred to one of our sleep clinics by independent physicians, dentists, group practices, or self-referrals. At our independent sleep care centers and hospital sleep diagnostic programs, which we refer to as our sleep clinics, we administer an overnight polysomnogram, or sleep study, to determine if our patients suffer from a sleep disorder. Our medical directors provide a diagnosis and comprehensive report to the referring physician based on analysis of the patient’s sleep study results.
CPAP Device Supply
          If the physician determines the patient suffers from OSA following the review of the sleep study results, then the patient is generally prescribed the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment, which is a CPAP device. Patients return to our clinic for an overnight study to determine the optimal air pressure to prescribe with the CPAP device. Sometimes, both the diagnosis and air pressure study are done in one night. Effective January 1, 2010, regulatory restrictions prevent Medicare from making payments to sleep diagnostics centers that sell CPAP devices unless the diagnosis has been made by a medical director who is board-certified in sleep medicine or who meets other specified criteria.
Re-supply
          In addition to selling CPAP devices to people with OSA, we offer our patient reorder supply program, or PRSP. The PRSP periodically supplies the components of the CPAP device that must be regularly replaced (such as masks, hoses, filters, and other parts) to our patients and other CPAP users. This enables them to better maintain their CPAP devices, increasing the probability of ongoing compliance and a better long-term clinical outcome and providing us with a long-term recurring revenue stream.
Care Management
          Our thorough wellness and continuing care program led by our medical staff provides the greatest opportunity for our patients to use their CPAP devices properly and stay compliant. After the initial CPAP device set-up, our clinical staff contacts the patient regularly during the initial six months (at 48 hours, one week, one month, three months and six months) and each six months thereafter to enhance patient understanding and to ensure the greatest chance for the short- and long-term success for the patient. Most importantly, where we have the program in place, our medical staff has an in-person visit with the patient and their CPAP device approximately 45 days after the initial set-up. The purpose of the visit is to verify initial compliance and to enhance compliance by assuring proper fit and feel of the CPAP device (usually the mask), determining if there are any medical impediments to compliance (such as untreated allergies), and answering any questions about the operation or care of the equipment. We also work closely with the patient’s physicians to aid in their follow-up care and monitoring of the treatment.
          Recently, as the public and medical communities have become increasingly aware of the sleep diagnostic and treatment markets, federal and state lawmakers and regulators have taken a greater interest in implementing stricter criteria to ensure a high standard of care. Beginning in 2009, federal payors, and commercial carriers who have adopted similar standards, will only pay CPAP providers for equipment over a 13-month period in equal installments. Payment is stopped if the CPAP provider can not document patient compliance levels that meet their established standards within the first 90 days after the initial set-up. We believe that our clinical approach provides us with higher patient compliance (80%) than the national compliance rate (17-54%), more often resulting in full reimbursement from these payors.
ApothecaryRx Overview
          As of December 31, 2009, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. Our pharmacies have similar attributes, including proximity to healthcare providers, reputation for high customer service levels, longevity in the community, competitive pricing and a location in mid-sized, economically-stable communities. Our pharmacy revenue is primarily derived from the retail sale of prescription drugs, non-prescription drugs and health related products. Unlike traditional full-line retail pharmacies, we offer a limited amount of front-end merchandise, such as cosmetics, gift items and photographic development services. We believe that our conveniently located stores, strong local market position, competitive pricing policies and reputation for high quality healthcare products and pharmaceutical services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed-care organizations, insurance companies, employers and other third-party payors.
Our Competitive Strengths
          We believe the following competitive strengths position us to grow our business and gain market share:
•	Clinical approach to managing patient care that improves our patients’ clinical outcomes. We believe that we offer a clinical approach to managing our patients’ care, beginning with the patient’s initial referral, to diagnosis and the long-term care management of their disorder. We implement best practices across each of our sleep clinics, which are led by our medical directors, who are board-certified physicians in sleep medicine and their staff. As of December 31, 2009, ten of our sleep centers have been accredited by AASM another five sleep centers have completed accreditation survey activities and have certificates pending with either AASM or The Joint Commission, and we are actively working on having our remaining sleep centers accredited. Our clinical approach to managing patient care involves a thorough wellness and continuing care program to ensure that our patients are satisfied with their CPAP devices, and we conduct significant follow-up to ensure that our patients stay compliant with CPAP use. We believe our overall patient CPAP usage compliance rate as articulated by the Medicare standard of compliance requirements, is approximately 80%, compared to a national compliance rate of between 17 and 54%.

•	Comprehensive diagnostic and care management solution for sleep disorder patients. The comprehensive nature of our sleep management solution allows us to maintain a long-term relationship with patients and their physicians, and to achieve a diversified, long-term recurring revenue stream. By successfully implementing our long-term comprehensive care management solution, we are able to access recurring revenue in four primary areas. First, we improve patient CPAP compliance rates, which enables us to be eligible for reimbursement from federal payors that will only provide reimbursement if the patient can prove long-term compliance. Second, we are able to build meaningful relationships in the medical communities in which we operate, which positions us to grow our referral business. Third, through our PRSP program we continue to provide our patients with required disposable supplies for the ongoing use of the CPAP device as well as periodic replacement of their primary CPAP device when permissible under the reimbursement guidelines. Fourth, as we manage a patient’s sleep disorder throughout the lifecycle of the disorder, we provide ongoing diagnostic tests, CPAP pressure adjustments as the patient’s condition or symptoms warrant changes and care management.

•	Benefits of scale. We are one of the largest providers of sleep diagnostic services and care management programs for sleep disorders in the United States, based on the number of independent sleep care centers and hospital sleep diagnostic programs operated. Our size allows us to maintain an efficient cost structure across multiple facilities, as we are able to negotiate favorable pricing with suppliers and vendors and to execute administrative systems and processes that reduce our per-patient cost of care. Also, because our scale enables us to service a relatively large number of patients, we are increasingly able to access national contracts with third-party payors. Ultimately, we believe that maintaining a large and growing scale of operations will enable us to seek out new and greater revenue opportunities that will not be available to smaller competitors that do not provide a comprehensive sleep management solution.

•	Experience in successfully executing acquisitions of viable targets to fuel our growth and integrating the targets into our operations. We believe that the highly fragmented sleep diagnostic market, coupled with barriers to entry caused by the dynamic and complex regulatory environment, creates an opportunity for consolidation that we are uniquely positioned to take advantage of due to our business model and our experience in successfully implementing an acquisition strategy. We have developed a platform for a comprehensive sleep management solution that will enable us to improve the service offerings of target acquisition candidates that do not offer such a comprehensive solution. In addition, we have demonstrated a competency in choosing viable targets, based on our understanding of local markets and regulatory environments. Finally, we have a strong track record of successfully executing acquisitions and integrating the acquired companies into our operations, with four acquisitions of sleep companies in the SMS segment within the last two years, and 11 acquisitions of 18 pharmacies in our ApothecaryRx segment within the last three years.

•	Strong management team with an extensive track record of successful growth of healthcare-related businesses through acquisition as well as political and regulatory experience. Our management team has over 115 combined years in healthcare-related businesses and 35 combined years of experience working in the legislative and regulatory arenas at both the federal and state levels. These areas of experience allow us to successfully integrate acquisitions and impact, navigate, and maintain compliance with the rapidly evolving regulatory requirements in our industry segments.

•	Established retail pharmacy business. Through ApothecaryRx, we operate conveniently located pharmacies with strong local market positions, competitive pricing policies and a reputation for high quality healthcare products and pharmaceutical services. Following the acquisition of pharmacies, we maintain the “neighborhood appeal” of each pharmacy by retaining key staff, the pharmacy name and store appearance, while creating cost synergies through the standardization of IT systems and vendor relationships.
Our Growth Strategy
          We intend to grow our SMS segment as a provider of sleep diagnostic services and care management for sleep disorders. The following are the key elements of our growth strategy:
•	Expand sleep diagnostic and care management capabilities through strategic acquisitions. We intend to drive growth primarily by acquiring successful sleep clinics in our existing geographic markets and by expanding into new markets. We believe that we are well-positioned to acquire and successfully integrate sleep clinics because of our size, our experienced management team, and our knowledge of the regulatory environment. Our scale allows us to provide central services to our sleep clinics, which create economic synergies across acquired sleep clinics and reduces our operating costs per clinic. We expect to focus our acquisition opportunities on large diagnostic clinics that will be accretive to our earnings and that have not previously provided, or have not maximized the opportunity for providing, comprehensive services to their patients. We expect to add our care management and ongoing re-supply services to existing high volume diagnostic services to generate additional revenues. Through acquisitions, we intend to continue to standardize and integrate billing, human resources, purchasing and IT systems, diversify our payor rates through expansion into different geographic markets and promote best clinical and operational practices across each of our sleep clinics. Over the past two years, we have completed four acquisitions of sleep companies, each with multiple locations, raising the total number of independent sleep care centers we own and/or operate to 28 and the total number of hospital sleep diagnostic programs to 60 as of December 31, 2009.

•	Drive internal growth in our Sleep Management Solutions segment. We use marketing initiatives to increase the awareness of sleep disorders and their negative health effects, as well as to promote our comprehensive solution to those that suffer from sleep disorders in the markets we serve. We also use direct marketing representatives to identify strategic hospital and physician group alliances and to market our sleep diagnostic services and care management alternatives to area physicians. We believe that these initiatives, along with a growing, underserved primary target demographic, will increase utilization rates at our sleep clinics and drive revenue growth. We intend to increase referrals from non-traditional sources, including a focus on self-pay customers and corporate customers. We believe that corporate payors in a number of industries, such as trucking and other common carriers, could benefit from the diagnosis and treatment of sleep disorders of their employees. In addition, based on our understanding of and compliance with heightened regulatory requirements, we believe that we will be able to expand our business more easily than other independent sleep care centers.

•	Expand on-going care management and disposable re-supply program. Generally OSA is a long-term chronic disorder, and patients being treated for OSA are generally treated for life. With our comprehensive model of care, ability to improve patient compliance with therapy, and scale, we are able to maintain a long-term, diversified, recurring revenue stream. We provide our patients with an ongoing supply of disposable supplies for their therapy as well as periodic replacement of their CPAP devices. Since our PRSP was initiated in 2009, approximately 70% of our patients have enrolled into the PRSP at the time they were equipped with a CPAP device. After we acquire a sleep center, we are generally successful in enrolling existing patients into our PRSP. In addition, by virtue of our long-term approach to managing a patient’s sleep disorder, patients periodically undergo additional diagnostic tests and CPAP pressure optimization.

•	Drive internal growth in our ApothecaryRx segment. We intend to drive revenue growth in this segment through expansion of non-pharmaceutical healthcare product (such as wheelchairs or other medical equipment) sales to existing patients, use of loyalty programs focused on front-end desired products and increased prescription servicing of senior housing facilities near existing stores.
          Historically, our acquisition growth strategy has been to expand through acquisitions in both our SMS and ApothecaryRx operating segments. Going forward, we expect the majority of our focus and resources for acquisitions will be in our SMS operating segment. We may still make acquisitions through our ApothecaryRx operating segment, but only on a selective and opportunistic basis.
Company History
          We were formed on January 2, 2008, when our predecessor company, Graymark Productions Inc., acquired ApothecaryRx, LLC, and SDC Holdings, LLC, collectively referred to as the “Graymark Acquisition. “ For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx, LLC and SDC Holdings, LLC and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx, LLC and SDC Holdings, LLC as adjusted for the effect of the Graymark Acquisition. In conjunction with the Graymark Acquisition, all former operations of Graymark Productions were discontinued. Over the last two years, we have acquired four sleep businesses, raising the total number of sleep clinics we own and/or operate to 28 independent sleep care centers, and 60 hospital sleep diagnostic programs in 11 states: Oklahoma, Texas, Nevada, Kansas, Nebraska, South Dakota, Minnesota, Iowa, Missouri, New York and Florida. Since January 2007, we have completed 11 acquisitions consisting of 15 retail pharmacies and the customer files from two additional pharmacies.
          On March 13, 2008, our Board of Directors approved a reverse split of our common stock at a ratio of one-for-five shares. The effective date of the reverse split was April 11, 2008, but for reporting purposes, the effect of the reverse split has been retroactively adjusted to the earliest reporting date.

          Specifically, during 2009 and 2008, our SMS and ApothecaryRx operating segments completed the following acquisitions:

Acquisition Date	Business Acquired
Sleep Management Solutions:
September 2009	Avastra Eastern Sleep Center, Inc.
August 2009	somniCare, Inc.
August 2009	somniTech, Inc.
June 2008	Nocturna Sleep Center, LLC
June 2008	Assets of Sleep Center of Waco, Ltd.;
Assets of Plano Sleep Center, Ltd.;
Assets of Southlake Sleep Center, Ltd.
April 2008	Minority interests in sleep centers

ApothecaryRx (1):
November 2008	Hardamon Drug (2)
June 2008	Parkway Drug
March 2008	Professional Pharmacy
March 2008	Newt’s Pharmacy
February 2008	Thrifty White Store 726 (2)
January 2008	Rambo Pharmacy

(1)	All ApothecaryRx acquisitions were asset acquisitions.

(2)	Represents the acquisition of customer files only.
Sleep Clinics and Care Management
          Our SMS operating segment provides a comprehensive diagnosis, and care management solution for the growing population of Americans with sleep disorders. Patients at risk for, or suspected of suffering from, a sleep disorder are referred to one of our sleep clinics by independent physicians, dentists, group practices, or self-referrals that generally come from our reputation in the community and our marketing and advertising efforts. Our sleep clinics typically consist of two to eight bed facilities and are overseen by our medical directors. At our sleep clinics, we administer an overnight polysomnogram, or sleep study, to our patients, which monitors blood oxygen level, heart rate, respiratory function, brain waves, leg movement and other vital signs through small and painless electrical sensors applied to the patient. We compile this information into a detailed sleep report which includes an interpretation of the data and diagnosis by our medical director.
          If the physician determines the patient suffers from OSA, the most commonly diagnosed sleep disorder, the patient is generally prescribed the AASM’s preferred method of treatment, which is a CPAP device. A CPAP device is a nasal or facial mask connected by a tube to a small portable airflow generator that delivers compressed air at a prescribed continuous positive pressure. The continuous air pressure acts as a pneumatic splint to keep the patient’s upper airway open and unobstructed, resulting in a smooth breathing pattern and the reduction or elimination of other symptoms associated with OSA, including loud snoring. Patients return to our clinic for an additional study to determine the optimal air pressure to prescribe with the patient’s CPAP device. For certain patients, we may perform a split-night study, with the first half of the night being used to perform the initial diagnosis and the second half of the night being used to determine the optimal air pressure setting for that patient’s CPAP device.
          After completion of the sleep study and pressure setting process, the patient can purchase a CPAP device from us. The initial CPAP device set-up for those patients that purchase a CPAP device from us typically occurs at the clinic where the patient received its sleep study. Our clinical staff contacts the patient by phone two days, one week, one month, three months, six months and each six months thereafter. We question each patient on their compliance, their product satisfaction and their need for additional supplies. We work with these patients to ensure that they are satisfied with the fit of their mask. Our medical staff has an in-person meeting with each new CPAP device user approximately 45 days after receipt of the device. At that meeting, we download actual patient compliance data from their CPAP device, determine the true compliance to-date and take steps to ensure the greatest chance for long-term success for the patient, including additional medical intervention, if necessary. We believe that this continuing contact with the patient separates us from our competition, helps raise patient compliance and ultimately results in patient satisfaction. We also work closely with the patient’s physician to aid in follow-up care and monitoring of the treatment. In addition to selling CPAP devices to patients with OSA, we offer a program by which patients can routinely receive the components of the CPAP device that must be regularly replaced (such as masks, hoses, filters and other parts). Our patient reorder supply program, or PRSP, is offered through our Nocturna Sleep Therapy business. The PRSP periodically supplies the disposable components of the CPAP system to our patients, which enables them to better maintain their CPAP devices for a better patient outcome and provides us with a long-term recurring revenue stream. Typically there is a need for replacement parts in three or six month increments. We use insurance recommendations to determine the timing on shipments. We believe our PRSP program also assists in the long-term success of our patients. We believe that our compliance monitoring programs exceed industry standard practices. For example, we are not aware of any national competitor for CPAP equipment that has dedicated medical personnel that offer such in-person care. The majority of our competitors ship the CPAP device to the patient’s house with no regularly scheduled in-person contact with dedicated medical staff. We believe that our continuing care management positions us well as federal payors have implemented standards which require proof of CPAP compliance prior to payment beyond three months of treatment, and increasingly, commercial carriers are adopting similar standards.
Sleep Disorders – Obstructive Sleep Apnea
          There are over 80 different sleep disorders, including obstructive sleep apnea, or OSA, insomnia, narcolepsy and restless legs syndrome. The most common diagnosis for patients at sleep medicine centers is OSA, a sleep disorder, which the National Sleep Foundation estimates occurs in at least 18 million Americans. OSA occurs when the soft tissue in the rear of the throat narrows and repeatedly closes during sleep, causing the body to temporarily stop breathing. Those that suffer from OSA typically have an apnea-hypopnea index, or AHI, which represents the average number of times they stop breathing per hour during the night, of five or more. These frequent episodes can have a serious, deleterious effect on the health and personal lives of those with OSA. OSA is known to increase the risk for obesity, high blood pressure, heart disease, stroke, diabetes, depression and sexual dysfunction, among other negative health conditions. Additionally, OSA may result in excessive daytime sleepiness, memory loss, and lack of concentration and irritability, all of which can increase the risk for automobile accidents and negatively affect work productivity and personal relationships.
          OSA is most commonly found in obese men over the age of 40, but it can also occur in men and women of all ages and body types. The National Center for Health Statistics, or a NCHS, estimates that in 2005-2006 more than one-third of U.S. adults, or over 72 million people, were obese. According to the Centers for Disease Control and Prevention, or CDC, study obesity-related diseases accounted for over 9% of all U.S. medical spending in 2008, or over $147 billion, roughly double the amount spent in 1998. The rate of obesity in the United States is increasing at an alarming rate. Obesity increases the size of the upper airway soft tissue structures, narrowing the airway and increasing the risk of OSA. Not only does obesity contribute to sleep problems such as sleep apnea, but sleep problems can also contribute to obesity. We believe individuals suffering from OSA generally have less energy and motivation to exercise or keep a healthy diet. Studies have also shown that sleep disorders can impair metabolism and disrupt hormone levels, promoting weight gain. Additionally, an aging American population, led by approximately 78 million baby-boomers, is becoming increasingly at risk for OSA as their soft palates gets longer, their pharyngeal fat pads increase in size and the shape of bony structures around the airway change.
          OSA is most commonly treated with the use of a CPAP device, the AASM’s preferred method of treatment. Other treatment alternatives include surgery, which is generally used when non-surgical alternatives fail, oral appliances, which are most commonly used in mild to moderate OSA, or nasal devices.
Sleep Disorder Product Supplier Relationships
          We purchase our sleep disorder and CPAP devices from Nelcor Puritan Bennet LLC, Fisher & Paykell Appliances Limited, Philips Respironics, ResMed, Inc. and others. We maintain a limited inventory of sleep disorder products to lessen the impact of any temporary supply disruption.
          Our ability to sell sleep disorder products is restricted by strict federal regulations that prohibit us from diverging from a physician’s prescription. If a physician prescribes a sleep disorder product by name other than one of the products we offer, we are prohibited by federal regulations from substituting a different sleep disorder product.

Sleep Management Solutions Advertising and Promotion
          We frequently promote sleep awareness issues and our sleep testing facilities through radio commercials, billboard displays, print media and other marketing efforts. Our clinics also have a strong presence at local health fairs and other public events. We use direct marketing representatives to market to area physicians about our sleep services. Our medical directors are involved in promoting the clinics through local and regional public educational seminars, physician continuing education programs and through individual meetings with referring physicians and hospitals.
Sleep Management Solutions Management Information Systems
          We employ an integrated sleep diagnostic and management information system to perform our sleep diagnostic studies. This system provides secure transfer of sleep diagnostic study results and other information from sleep studies to the appropriate physicians and corporate personnel. We also employ an integrated scheduling and medical billing information system which allows for optimal utilization of available beds for sleep studies, optimizes labor scheduling, and streamlines information transfer for insurance and patient billing. We also utilize an enterprise reporting and planning system to track and report both our financial performance and operational metrics, allowing us to provide timely management information on the performance of our sleep centers and overall business.
Sleep Disorder Diagnostic and Care Management Competition
          Competition within the sleep disorder diagnostic and care management market is intense. We face competition in each area of our sleep management solutions segment.
          Sleep Diagnostics. In the sleep diagnostics business we compete primarily with independent sleep care centers, hospital sleep diagnostic programs and with home testing services. Competition in the sleep diagnostic market is primarily based on market presence and reputation, price, quality, patient or client service, and achieved treatment results. We believe that our services and products compete favorably with respect to these alternatives as we offer patients the option of participating in our clinics as well as resupply and continuing care program, in addition to diagnosis in one of our clinics.
          We also compete with providers of home sleep diagnostic tests. In a home sleep test, patients are attached to a portable monitoring device overnight while sleeping in their own bed. We believe that home sleep tests have several limitations compared to overnight sleep tests in a clinic. Home sleep tests are administered in the absence of a trained technician who, when present, is able to correct or make equipment adjustments. In many of our clinics or facilities we have the capabilities to prescreen patients in a clinic under physician-supervised care, which provides the opportunity to test in the most conducive environment for our patients. Inherent limitations exist in home diagnostics, as the optimal pressure to be prescribed for a CPAP device still must be performed in a clinical setting. We do not yet offer home testing services, but periodically evaluate additional opportunities to expand and improve patient access and care.
          Treatment Alternatives. Currently, the AASM’s preferred method of treatment for OSA is a CPAP device. Alternative treatments for OSA include surgery, oral appliances and nasal devices. In addition, pharmaceuticals may be prescribed for other sleep disorders where they offer a clinical benefit such as insomnia, narcolepsy and restless legs syndrome.
          CPAP Device Supply. We compete with durable medical equipment, or DME, providers, whether national, regional or local when providing CPAP devices. These DME providers include Apria Healthcare and Lincare Holdings. The purchase of a CPAP device is allowed by prescription only. While we believe most DME providers drop ship CPAP devices to the patient’s home, we assist the patient with the set-up of the machine at one of our sleep centers. We work with the patient to ensure proper calibration of the CPAP device as well as proper fit and comfort of the mask.
          CPAP Supplies. We compete with DME providers as well as e-commerce web sites for supplying patients with the masks, hoses and filters that must be periodically replaced. We seek to have patients who utilize us for diagnostic and therapy services registered with our patient resupply program, or PRSP, to periodically receive supplies for their CPAP device. We believe that our PRSP provides a convenient way for these patients to obtain their periodic supply.
Pharmacy Store Operations
          Our retail pharmacies generally have significant market share in their local communities and, we believe that, unlike retail chain and mail-order pharmacies, we focus on clinical care of our customers. For example, we offer local delivery and assist seniors receiving multiple medications. We also offer durable and home medical equipment, such as walkers and wheelchairs for our customers.
          Our retail pharmacy stores range in size from under 500 to 5,000 square feet, with an average of 2,500 square feet per store. We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores are generally open six days per week. However, store operating hours, including opening on Sundays, may be utilized when warranted by customer need and or market competition. All of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or in-person. Each store is supervised by a store pharmacy manager and one or more non-pharmacist department managers.
          While we maintain the “neighborhood appeal” of each of our retail pharmacies, we have a centralized back office providing services to our retail pharmacies such as advertising, human resources, information technology systems, purchasing and distribution systems. We believe that this provides us with the benefits of maintaining the pharmacy in the local neighborhood while also achieving economies of scale and lower costs of operations. Substantially all of our prescription and non-prescription drug purchases are made through our distributor, Cardinal Healthcare, Inc. with which we have a nationally negotiated long-term contract. This allows us to standardize inventory, improve resupply operations and lower costs compared with individually managed pharmacies. We regularly promote key pharmacy items at reduced retail prices during specific periods. In some pharmacy stores, we use store window banners and in-store signs to communicate savings and value to shoppers. We usually do not rely on distributed print media to promote our stores. We employ up-to-date pharmacy and inventory management information systems. We use a scanning point-of-sale system in each of our stores that is integrated with the pharmacy computer platform. These systems provide improved control of pricing and inventory management. These point-of-sale systems also provide sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design.
Pharmacy Competition
          Our pharmacies primarily compete on the basis of convenience of location, customer service, community reputation and price. Our competition comes from major drugstore chains and mass merchandisers including Wal-Mart, Walgreens, Target, CVS and independent pharmacies located within the market area of each pharmacy. We believe that we have significant competitive advantages over our competitors within the markets we serve because of our locations are within close proximity to hospitals or within medical complexes, and the long-term community presence of our pharmacies.
          An adverse trend for pharmacy retailers is the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to brick-and-mortar pharmacy retailers. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third-party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there are an increasing number of internet-based prescription distributors that specialize in offering certain high-demand, lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate pharmacy retailers. These alternate distribution channels have restrained the rate of sales growth for traditional pharmacy retailers in recent years.

          The drugstore chains including, Walgreens and CVS, and mass merchandisers, including Wal-Mart and Target, have increased their market share of prescription sales by offering an assortment of front-end merchandise as a means of increasing customer traffic and increasing profits. Drugstore chains have slightly increased their market share from 39% of prescription sales in 1996 to 40% in 2007 and mail-order market share has increased from approximately 13% in 1996 to approximately 20% in 2007, predominantly at the expense of independent drug retailers like us. We believe that the increase in market share for mail-order could continue, which could continue to restrain growth for brick-and-mortar market participants and cause negative pricing pressure. While mail-order market share is expected to continue to increase, we believe that the value of mail-order is limited in our locations due to the time delay associated with mail-order sales, limiting the ability of customers to use this channel to obtain drugs to treat acute conditions. Additionally, we believe that the cost savings associated with mail-order prescriptions are generally achieved through large volume orders. When prescriptions are changed or doses are modified in efforts to improve the clinical outcome, as is true with many acute and chronic prescriptions, large amounts of product is wasted and costs are duplicated in mail-order systems. Retail pharmacies like ours are less expensive for prescriptions that are likely to change. Medication compliance is also improved through retail pharmacies where the pharmacist is able to talk directly with the patient and ensure that the patient understands how and when to take their medication. These interactions with the pharmacist are easier in retail environments than through the mail and are more effective in retail locations like our pharmacies, where long-term staff relationships between the pharmacist and patient improve the patient affinity, rapport and trust.
Intellectual Property
          In the course of our operations, we develop trade secrets and trademarks that may assist in maintaining any developed competitive position. When determined appropriate, we may enforce and defend our developed and established trade secrets and trademarks. In an effort to protect our trade secrets, we require certain employees, consultants and advisors to execute confidentiality and proprietary information agreements upon commencement of employment or consulting relationships with us.
Government Regulation
          Our operations are and will be subject to extensive federal, state and local regulations. These regulations cover required qualifications, day-to-day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our sleep center operations and pharmacies.
Licensure and Accreditation Requirements
          The diagnosis of sleep disorders constitutes the practice of medicine. We engage physicians as independent contractors or employees to provide professional services and serve as medical directors for the sleep centers.
          The practice of medicine is subject to state licensure laws and regulations. We ensure that our affiliated physicians are appropriately licensed under applicable state law. If our affiliated physicians lose those licenses, our business, financial condition and results of operations may be negatively impacted.
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
          Corporate Practice of Medicine. Generally, state laws prohibit anyone but duly licensed physicians from exercising control over the medical judgments or decisions rendered by other physicians. This is commonly referred to as the “corporate practice of medicine” doctrine. States vary widely in the interpretation of the doctrine. Some states permit a business entity (such as a regular business corporation or limited liability company) to hold, directly or indirectly, contracts for the provision of medical services, including the performance and/or interpretation of diagnostic sleep studies, and to own a medical practice that provides such services, as long as only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including states such as

New York, Illinois, Texas, California, have more specific and stringent prohibitions. In such states, the medical practice by whom the physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business as a professional entity (and owned exclusively by physicians who are licensed to practice medicine in the state) or as a licensed diagnostic and treatment facility. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third-party payors to pay for services rendered, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties. We believe that we are in compliance with the corporate practice of medicine laws in each state in which our sleep centers operate. We do not exercise control over the medical judgments or decisions of our affiliated physicians. While we believe we are in compliance with the requirements of the corporate practice of medicine laws in each state where our sleep centers are located, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement.
          Fee Splitting. Generally, state laws prohibit a physician from splitting fees derived from the practice of medicine with anyone else. We believe that the management, administrative, technical and other nonmedical services we provide to each of our sleep centers for a service fee does not constitute fee splitting. However, these laws and their interpretations also vary from state to state and are also enforced by state courts and regulatory authorities that have broad discretion in their enforcement.
          If our arrangements with our affiliated physicians or our sleep centers are found to violate state laws prohibiting the practice of medicine by general business entities or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.
          With respect to our sleep centers, there has been a trend developing to require facilities that provide sleep diagnostic testing to become accredited by the American Academy of Sleep Medicine (AASM) or The Joint Commission, as well as additional credentialing for physicians diagnosing sleep studies and the licensing of technical personnel to perform diagnostic testing procedures. As of December 31, 2009, ten of our sleep centers have been accredited by the AASM. Another five sleep centers have completed accreditation survey activities and have certifications pending with either AASM or The Joint Commission. We are actively working on having our remaining sleep centers accredited. We believe we will achieve full accreditation for these centers by mid-2010. Additionally, as of September 30, 2009, Medicare required that all Durable Medical Equipment (DME) suppliers be accredited with the exception of pharmacies whose deadline was extended to January 1, 2010. As of June 15, 2009, all of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare (ACHC).
Medicare and Medicaid
          Our sleep centers and pharmacies operate under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and Medicare.
          In order to submit claims directly to Medicare for reimbursement, our centers must be enrolled as independent diagnostic testing facilities, or IDTFs. Some of our centers are not enrolled as IDTFs and do not accept Medicare patients for testing. Our centers that are not enrolled as IDTFs may perform sleep studies for Medicare patients if the center enters into a contract with a hospital to perform the studies “under arrangements” for the hospital, in which case the hospital bills Medicare under its own provider number. Enrollment as an IDTF or the performance of services “under arrangements” for hospitals requires compliance with numerous regulations, and the failure to comply with applicable requirements could result in revocation of an IDTF enrollment or the ineligibility of the hospital to obtain reimbursement for services performed on its behalf by one of our centers. Additionally, not all private health plans permit services to be performed by our sleep centers under arrangements for a hospital.
          In some locations, we supply CPAP devices and other DME to sleep studies patients who are diagnosed with sleep disorders, as ordered by a physician. Medicare suppliers of DME, prosthetics, orthotics and supplies, or DMEPOS, unless exempt, must be accredited and secure a surety bond.

          Medicare generally prohibits a physician who performs a covered medical service from “reassigning” to anyone else the performing physician’s right to receive payment directly from Medicare, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition.
          The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy and sleep center operations. There is no assurance that payments for pharmaceuticals, sleep testing services and DME under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit.
          We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals, or private-pay. During 2009, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 78% commercial insurance, 18% Medicaid/Medicare and 4% private-pay. During 2008, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 94% commercial insurance, 6% Medicaid/Medicare and less than 1% private-pay. During 2009, our pharmacy payor mix, as a percentage of total prescription sales, was approximately 35% commercial insurance, 50% Medicaid/Medicare and 15% private-pay During 2008, our pharmacy payor mix, as a percentage of total prescription sales, was approximately 40% commercial insurance, 41% Medicaid/Medicare and 19% private-pay. Pricing for private-pay patients is based on prevailing regional market rates.
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
Fraud and Abuse Laws
          We are subject to federal and state laws and regulations governing financial and other arrangements among healthcare providers. Commonly referred to as the Fraud and Abuse laws, these laws prohibit certain financial relationships between pharmacies, physicians, vendors and other referral sources. During the last several years, there has been increased scrutiny and enforcement activity by both government agencies and the private plaintiffs’ bar relating to pharmaceutical marketing practices under the Fraud and Abuse laws. Violations of Fraud and Abuse laws and regulations could subject us to, among other things, significant fines, penalties, injunctive relief, pharmacy shutdowns and possible exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Additionally, in its Fiscal Year 2010 Work Plan, the Office of Inspector General of the Department of Health and Human Services identified that it would study the appropriateness of Medicare payments for polysomnography and assess provider compliance with federal program requirements. Changes in healthcare laws or new interpretations of existing laws may significantly affect our business. Some of the Fraud and Abuse Laws that have been applied are discussed below.
          Federal and State Anti-Kickback Statutes: The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Remuneration has been interpreted to include any type of cash or in-kind benefit, including the opportunity to participate in investments, long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.
          Potential sanctions for violations of the anti-kickback statute include felony convictions, imprisonment, substantial criminal fines and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000, plus treble damages.
          Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients to private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs.
          Although we believe that our relationships with vendors, physicians, and other potential referral sources comply with Fraud and Abuse laws, including the federal and state anti-kickback statutes, the Department of Health and Human Services has acknowledged in its industry compliance guidance that many common business activities potentially violate the anti-kickback statute. There is no assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the Fraud and Abuse laws.
          The False Claims Act: Under the False Claims Act, or FCA, civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example in connection with Medicare and Medicaid. Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the FCA. Furthermore, private individuals may bring “whistle blower” (“qui tam”) suits under FCA, and may receive a portion of amounts recovered on behalf of the federal government. These actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of FCA. Several federal district courts have held that FCA may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.
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
          Additionally, some state statutes contain prohibitions similar to and possibly even more restrictive than the FCA. These state laws may also empower state administrators to adopt regulations restricting financial relationships or payment arrangements involving healthcare providers under which a person benefits financially by referring a patient to another person.
          We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.
          Physician Self-Referral Prohibitions. The federal physician self-referral statute, known as the “Stark” law, prohibits a physician from making a referral of Medicare beneficiaries for certain designated health services, including outpatient prescription drugs and DME (including CPAPs), to any entity with which the physician has a financial relationship, unless there is an exception in the law that allows the referral. Sleep studies are not designated health services unless they are performed under arrangements for a hospital and billed by the hospital. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Federal courts have ruled that a violation of the Stark statute, as well as a violation of the federal anti-kickback law described above, can serve as the basis for an FCA suit. Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. Violation of the Stark law can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. We believe that all of our customer arrangements are in compliance with the Stark law. However, these laws could be interpreted in a manner inconsistent with our operations. Federal or state self-referral regulation could impact our arrangements with certain physician investors or independent contractors.
          Medicare Anti-Markup Rule. The Centers for Medicare and Medicaid Services, or CMS, has recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician that does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to a diagnostic test, then the reimbursement provided by Medicare to a billing physician or other supplier for that transaction may be limited. Because our sleep labs bill Medicare for the technical and professional fees of sleep diagnostic tests that are ordered by community physicians or our affiliated physicians, we believe that the anti-markup rule does not apply to the professional services our affiliated physicians perform or the technical services that our sleep labs perform.
Drug Utilization Review
          The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review (“DUR”), requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical and drug reaction history and to keep notes relevant to an individual’s drug therapy. We believe our pharmacists provide the required drug use consultation with their customers.
Healthcare Information Practices
          The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our sleep centers and pharmacies achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information. In addition, we have fully implemented the required uniform standards governing common healthcare transactions. Finally, we have taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard healthcare provider identifier rule and the enforcement rule.
          HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities that have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated physicians, and we do not believe that we engage or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.
          HIPAA also establishes several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the FCA covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes, including those in which we received direct reimbursement because of the reassignment by affiliated physicians to us or those in which we may be considered to receive an indirect reimbursement because of the reassignment by us to hospitals of the right to collect for professional interpretations and technical services.
          We continue to evaluate the effect of the HIPAA standards on our business. At this time, we believe that our sleep centers and pharmacies have taken all appropriate steps to achieve compliance with the HIPAA requirements. Moreover, HIPAA compliance is an ongoing process that requires continued attention and adaptation. We do not currently believe that the cost of compliance with the existing HIPAA requirements will be material to our operations; however, we cannot predict the cost of future compliance with HIPAA requirements. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The HIPAA standards have increased our regulatory and compliance burden and have significantly affected the manner in which our pharmacies and sleep centers use and disclose health information, both internally and with other entities.
          In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which pharmacy and patient records are maintained. Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our sleep center operations, pharmacy operations and prescription file-buying program are in compliance with federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our pharmacy operations, prescription file-buying program or sleep center operations.
Healthcare Reform and Federal Budget Legislation
          In recent years, a number of federal acts have been enacted resulting in major changes in the healthcare system. The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, addresses attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP.
          In response to BIPA and other criticisms of AWP pricing methodologies, the Medicare Drug Act described above contains a number of drug pricing reforms, including Medicare Part D drug benefit that became effect in 2006.
          In January 2005, CMS published a final rule to implement the Medicare Part D drug benefit. Under the Medicare Part D drug benefit, Medicare beneficiaries are eligible to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given market area, through a government contractor. Medicare Part D prescription drug plans include both plans providing the drug benefit on a stand-alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable Medicare Advantage plan. Pursuant to the CMS final rule, we will be reimbursed for drugs that it provides to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us. We accept most Medicare Part D plans in our market areas. The amount of reimbursement under Medicare Part D plans is often less than the amount under state Medicaid, and generally less than the traditional non-governmental third-party plans. CMS is continuing to issue sub-regulatory guidance statements on many additional aspects of the CMS final rule. We monitor these government pronouncements and statements of guidance and we cannot predict at this time the ultimate effect of the

CMS final rule or other potential developments relating to its implementation on our business or results of operations.
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
Employees
          As of December 31, 2009, we had 559 employees including 6 employees at Graymark Healthcare, Inc., 249 employees at our SMS operating segment and 304 employees at our ApothecaryRx operating segment. We have a total of 430 full-time employees including 6 at Graymark Healthcare, Inc. and 228 and 196 full-time employees at SMS and ApothecaryRx, respectively. Our ApothecaryRx operating segment has contracted with a national professional employer organization, or PEO, through which its employees, managers and executives are employed. We lease these employees from the PEO for a fee. Neither our employees nor those of the PEO are represented by a labor union.

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
The markets for sleep diagnostic services and sale of related products are highly competitive, and we compete against substantially larger healthcare providers, including hospitals and clinics.

          Competition among companies that provide healthcare services and supplies is intense. If we are unable to compete effectively with existing or future competitors, we may be prevented from retaining our existing customers or from attracting new customers, which could materially impair our business. There are a number of companies that currently offer or are in the process of offering services and supplies that compete with our sleep diagnostic and care management services and related product and supplies sales. These competitors may succeed in providing services and products that are more effective, less expensive or both, than those we currently offer or that would render some of our services or supplies obsolete or non-competitive. Some of our competitors may submit lower bids in a competitive bidding process or may be able to accept lower reimbursement rates from third party payors, thus gaining market share in our target markets. Many of our competitors have greater financial, research and development, manufacturing, and marketing resources than we have and may be in a better position than us to withstand the adverse effects on gross margins and profitability caused by price decreases prevalent in this competitive environment.
We face a high level of competition in our ApothecaryRx operating segment.
          We operate in highly competitive markets. Our pharmacies compete with national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors include Wal-Mart, Walgreens, Target and CVS. In addition, other chain stores may enter market areas in which we operate and become significant competitors in the future. Many of our competitors have greater financial and other resources than we have. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence within our market areas, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. In addition to competition from the drugstore chains, we also compete with hospitals, health maintenance organizations and Canadian imports.
          Another adverse trend affecting retail store pharmacies has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to retail store pharmacies in response to the rapid rise in drug costs experienced in recent years. We believe mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third-party pharmacy benefit managers, many of which also own and manage mail-order distribution operations, as well as a growing number of employers and unions. In addition to these forms of mail-order distribution, there has also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate retail store pharmacies. Competition from Canadian imports has also been increasing significantly and also creates volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted. These alternate distribution channels have acted to restrain the rate of sales growth for traditional retail store pharmacies as well as the chain drug retailers in the last few years.
We require a significant amount of cash flow from operations and third-party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.
          We may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us under existing loan facilities or otherwise in an amount sufficient to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We anticipate the need for substantial cash flow to fund future acquisitions of additional sleep centers, which is our primary growth strategy. In addition, we may need to refinance some or all of our current indebtedness at or before maturity.
          We incurred indebtedness with an outstanding balance at December 31, 2009 of approximately $44.4 million to fund the acquisitions of our existing sleep centers and pharmacies, in the form of a credit facility and term loan. The outstanding principal amounts under the credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 5%. Further details about this indebtedness can be found in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations.” We have also incurred debt obligations from seller financing in connection with some of our acquisitions, the outstanding balance of which, at December 31, 2009, was approximately $2.0 million. The outstanding balance on our seller financing debt carries interest rates that range from 0.0% to 7.65% with maturity dates ranging from January 2010 to November 2013.
          At December 31, 2009, we had total liabilities of approximately $56.6 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.
If third party payors determine that we violate Medicare, Medicaid or other payor reimbursement laws, regulations, or requirements, our revenues may decrease, we may have to restructure our method of billing and collecting Medicare, Medicaid or other payor program payments, respectively, and we could incur substantial defense costs and be subject to fines, monetary penalties and exclusion from participation in government-sponsored programs such as Medicare and Medicaid.
          Our operations, including our billing and other arrangements with healthcare providers, are subject to extensive federal and state government regulation and requirements of other third-party payors. Such regulations and requirements include numerous laws directed at payment for services, conduct of operations, preventing fraud and abuse, laws prohibiting general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians, laws regulating billing and collection of reimbursement from government programs, such as Medicare and Medicaid, and requirements of other payors. Those laws and requirements may have related rules and regulations that are subject to alternative interpretations and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians and professional corporations.
          For our SMS segment, we verify patient benefit eligibility prior to providing services or products. We submit claims for service and products after they have been provided. Claims are supported by required documentation including physician orders. Despite our measures to ensure compliance with Medicare, Medicaid, or other payor billing standards, such third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information could result in nonpayment, recoupment or allegations of billing fraud. For our ApothecaryRx segment, we bill third-party payors at the time we fill the prescription. Our pharmacy management system allows us to perform on-line adjudication of these claims and provides the amount the third-party payor will pay for a prescribed drug before we dispense the item or provide it to our customers. We then reconcile the adjudicated amounts to the payments when received.
          We are not aware of any inquiry, investigation or notice from any governmental entity or other payor indicating that we are in violation of any of the Medicare, Medicaid or other payor reimbursement laws, regulations, or requirements. We believe we are in substantial compliance with these laws, rules and regulations based upon what we believe are reasonable and defensible interpretations of these laws, rules and regulations. However, such laws and related regulations and regulatory guidance may be ambiguous or contradictory, and may be interpreted or applied by prosecutorial, regulatory or judicial authorities in ways that we cannot predict. If federal or state government officials or other payors challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules and regulations, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules and regulations. In addition, if the government or other payors successfully challenge our interpretation as to the applicability of these laws, rules and regulations as they relate to our operations and arrangements with third parties, we would potentially incur substantial cost restructuring our billing practice, as well as fines or penalties for non-compliance which could have a material adverse effect on our business, financial condition and results of operations.

          In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural, operational and organizational modifications to our company and/or our contractual arrangements with third-party payors, physicians, or others. Our operating costs could increase significantly as a result. We could also lose contracts or our revenues could decrease under existing contracts. Any restructuring would also negatively impact our operations because our management’s time and attention would be diverted from running our business in the ordinary course.
We are subject to complex rules and regulations that govern our licensing and certification, and the failure to comply with these rules can result in delays in, or loss of, reimbursement for our services or civil or criminal sanctions.
          There has been a trend developing to require facilities that provide sleep diagnostic testing and durable medical equipment to become accredited by an approved accreditation organization as well as additional credentialing for physicians diagnosing sleep disorders and the licensing of technical personnel to perform diagnostic testing procedures. As of December 31, 2009, ten of our sleep centers have been accredited by the American Academy of Sleep Medicine, or the AASM. Another five sleep centers have completed accreditation survey activities and have certifications pending with either the AASM or The Joint Commission. We are actively pursuing accreditation for our remaining sleep centers. We believe we will achieve full accreditation for these centers by mid-2010. Additionally, as of September 30, 2009, Medicare required that all Durable Medical Equipment (DME) suppliers be accredited with the exception of pharmacies supplying DME, whose deadline was extended to January 1, 2010. As of June 15, 2009, all of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare, or ACHC.
          Physicians, physician assistants, nurse practitioners, and respiratory therapists who provide services as part of our operations are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct.
          Some states also require our free-standing diagnostic testing facilities and DME providers to be licensed by or registered with state authorities such as state departments of health. We believe that we are in compliance with the licensing and registration in applicable states.
          State law requires that companies operating a pharmacy within the state be licensed by the state board of pharmacy. Some states also require companies dispensing DME and supplies to be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate. Also, we currently have a pharmacy license for dispensing of durable medical equipment and supplies in applicable states. In addition, pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services as part of our operations are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct.
          The relevant laws and regulations are complex and may be unclear or subject to interpretation. Currently we believe we are in compliance with all requisite regulatory authorities; however, agencies that administer these programs may find that we have failed to comply in some material respects. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or, in extreme cases, criminal penalties.
Government and private insurance plans may further reduce or discontinue healthcare reimbursements, which could result in reductions in our revenue and operating margins.
          A substantial portion of the cost of medical care in the United States is funded by managed care organizations, insurance companies, government funded programs, employers and other third-party payors, which are collectively referred to as “third-party plans.” These plans continue to seek cost containment. If this funding were to be reduced in terms of coverage or payment rates or were to become unavailable to our pharmacy customers or sleep disorder patients, our business will be adversely affected. Furthermore, managed care organizations and insurance companies are evaluating approaches to reduce costs by decreasing the frequency of treatment or the utilization of a medical device or product. These cost containment measures have caused the decision-making function with respect to purchasing to shift in many cases from the physician to the third-party plans or payors, resulting in an increased emphasis on reduced price, as opposed to clinical benefits or a particular product’s features. Efforts by U.S. governmental and private payors to contain costs will likely continue. Because we generally receive payment for our sleep diagnostic services and related products and our pharmacy sales directly from these third-party plans, our business operations are dependent upon our ability to obtain adequate and timely reimbursement for our pharmacy sales and sleep diagnostic services and related products.
          The third-party payors include Medicare, Medicaid and private health insurance providers. These payors may deny reimbursement if they determine that a diagnostic test was not covered under the patient’s plan or performed properly or that a device is not covered under the patient’s plan, is not used in accordance with approved indications, or is unnecessary or deemed to be inappropriate treatment for the patient. For example, federal payors and commercial concerns that have adopted similar standards will only fully reimburse us for a CPAP device if the patient can demonstrate compliance for the first 90 days after the initial set-up. Third-party payors are also increasingly challenging prices charged for medical products and services. There is no assurance that our sleep diagnostic services and the related products will be considered cost-effective by third-party payors, that reimbursement will be available, or that payors’ reimbursement policies will not adversely affect our ability to offer and sell our services and products on a profitable basis, if at all.
Our prescription drug sales are subject to unfavorable trends that are not within our control.
          Our pharmacy sales, which are lower-margin than front-end store sales such as over-the-counter medications, cosmetics and gift merchandise, represent a substantial percentage of our total revenue. During 2009 and 2008, prescription pharmaceutical sales accounted for approximately 93% and 94%, respectively, of total ApothecaryRx sales. Prescription drug sales not only have lower margins than non-prescription drug sales but are also subject to increasing margin pressure from third-party plans seeking cost containment. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. These factors and other factors related to prescription drug sales had a negative impact on our pharmacy sales in 2009 and 2008 and could continue to have a negative impact in the future.
The continued conversion of prescription drugs to over-the-counter medications could result in reduced pharmacy sales.
          The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales, and customers may seek to purchase those medications at non-pharmacy stores, including discount retail stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market, concerns about the safety or effectiveness of certain drugs, or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy and front-end product mix.
Changes in reimbursement levels for sleep diagnostic services and related products and prescription drugs continue to reduce our margins and could have a material, adverse effect on our overall operating results.
          During 2009 and 2008, we were wholly or partially reimbursed by third-party plans for approximately 96% and 99%, respectively, of our revenue from sleep diagnostic services and product sales and for approximately 85% and 86%, respectively of the prescription drugs that we sold during those periods. We expect the percentage of prescription sales revenues reimbursed by third-party plans to increase. The sleep diagnostic and prescription sales revenue reimbursed by third-party plans, including Medicare and Medicaid plans, generally have lower gross margins compared to sales or services paid outside a third-party plan. Increases in the costs of our sleep related products and pharmaceuticals may not be sufficiently offset by increases in reimbursement rates. In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.

          In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations. During 2009 and 2008, 18% and 6%, respectively, of our sleep diagnostic revenues and 50% and 41%, respectively, of our total prescription sales, were attributable to Medicaid and Medicare reimbursement. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates as part of healthcare cost containment.
          The Medicare Prescription Drug, Improvement and Modernization Act, which was enacted in 2003, and became effective in 2006, created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third-party plans. During 2009 and 2008, sales to those customers represented 40% and 32%, respectively, of our total pharmacy sales.
We depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
          We receive a substantial portion of our payments for sleep center services and related supplies and pharmacy products from third-party payors, including Medicare, Medicaid, private insurers and managed care organizations. During 2009, our sleep diagnostic payors mix, as a percentage of total sleep center revenues, was approximately 78% managed care organizations, 18% Medicaid/Medicare and 4% private-pay. During 2009, our pharmacy payor mix, as a percentage of total prescription sales, was approximately 35% managed care organizations, 50% Medicaid/Medicare and 15% private-pay. Pricing for private-pay patients is based on prevailing regional market rates.
          The reimbursement process is complex and can involve lengthy delays. Third-party payors continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. While we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. These risks may be exacerbated for patients for whom we are out-of-network. We are subject to governmental audits of our reimbursement claims under Medicare and Medicaid and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.
          We also may not be paid with respect to co-payments and deductibles that are the patient’s financial responsibility, or in those instances when our facilities provide services to uninsured and underinsured individuals. Amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. In such an event, our earnings and cash flow would be adversely affected.
Healthcare reform has been enacted and could impact the profitability of our business.
          On March 23, 2010, healthcare reform was enacted. This legislation dramatically alters the U.S. health-care system and is intended to increase access to health care and health insurance services, increase the quality of care that is provided, and control or reduce health care spending. In addition, the health-care reform legislation reduces Medicare and Medicaid payments to hospitals and other healthcare providers. We cannot currently predict what effect such health-care reform legislation will have on us and our business and financial condition. Changes in the law or new interpretations of existing laws may have a dramatic effect on the costs associated with doing business and the amount of reimbursement patients and customers receive both from government and third-party plans or payors. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative regulations and payment methodologies.

Healthcare reform and enforcement initiatives of federal and state governments may also affect our sales and revenue. These include:
•	significant reductions in spending on Medicare, Medicaid and other government programs;

•	changes in programs providing for reimbursement for the cost of prescription drugs and other healthcare products by third-party plans or payors;

•	increased scrutiny of, and litigation relating to, prescription drug manufacturers’ pricing and marketing practices; and

•	regulatory changes relating to the approval process for prescription drugs and healthcare products in general.
          These initiatives could lead to the enactment of additional regulations, or changes to, existing federal regulations and state regulations that could adversely impact our prescription drug sales and, accordingly, its results of operations. There is uncertainty regarding the nature of healthcare reform implementation and whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. Recently enacted or future healthcare or budget legislation or other changes, including those referenced above, may materially adversely affect our business resulting in operating and cash flow losses, depletion of working capital reserves and adversely affect our financial condition.
We rely on primary suppliers of sleep related products and pharmaceuticals to sell their products to us on satisfactory terms, and a disruption in our relationship with these suppliers could have a material, adverse effect on our business.
          We are dependent on merchandise vendors to provide sleep disorder related products and pharmaceuticals for our resale. Our largest sleep product supplier is Resmed, which supplied approximately 37% of our sleep supplies in 2009. Our largest sleep product supplier in 2008 was Fisher & Paykel Healthcare, which supplied approximately 44% of our sleep supplies. The largest of our pharmaceutical suppliers is Cardinal Healthcare, Inc., which supplied approximately 90% and 87% of our pharmaceutical products during 2009 and 2008, respectively. In our opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of our needs, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to our business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.
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
          Products that we sell, especially pharmaceuticals, could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall products previously dispensed or sold. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall products that we previously sold. Although we maintain professional liability and errors and omissions liability insurance, the coverage limits under these insurance programs may not be adequate to protect us against all future claims, and we may not be able to maintain this insurance coverage on acceptable terms in the future. A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations, and may deplete working capital reserves.

We could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for, which could adversely affect our financial condition and results of operations.
          In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing, and vicarious liability for acts of their employees or independent contractors. Many of these lawsuits involve large claims and substantial defense costs. We maintain professional liability insurance, which covers third-party claims that may be brought against the physicians and staff that work at our sleep centers, up to a maximum of $3 million, which amount may be insufficient to satisfy all third-party claims that may be brought against our healthcare professionals.
We are dependent upon our ability to recruit and retain physicians who are properly licensed and certified in the specialty of sleep medicine to oversee our sleep centers and provide medical services to our patients.
          Our success depends largely upon our ability to recruit and retain physicians who are licensed to practice medicine in the jurisdictions relevant to the sleep diagnostic testing centers. We currently have medical directors who oversee each of our sleep centers, provide sleep study interpretations and consultations to our patients. The loss of one or more medical directors could result in a time-consuming search for a replacement, and could distract our management team from the day-to-day operations of our business. Any change in our relationship with our supervising or interpreting physicians, whether resulting from a dispute between the parties, a change in government regulation, or the loss of contracts with these physicians, could impair our ability to provide services and could have a material adverse affect on our business, financial condition and operations.
          In many markets our success is highly dependent upon the continuing ability to recruit and retain qualified sleep specialists to supervise sleep diagnostic testing services and interpret results of such tests for us due to the current shortage of sleep specialists in the medical profession. We face competition for sleep specialists from other healthcare providers, including hospitals and other organizations. The competitive demand for sleep specialists may require us in the future to offer higher compensation in order to secure the services of sleep specialists. As a result, our compensation expense for our affiliated sleep specialists may increase and if we were not able to offset any such increase by increasing our prices, this could have a material adverse effect on our results of operations. An inability to recruit and retain sleep specialists would have a material adverse effect on our ability to maintain accreditation status and would adversely affect our results of operations.
The loss of our accreditation or our inability to obtain accreditation could negatively impact our business and operating results.
          There has been a trend developing to require facilities that provide sleep diagnostic testing and equipment to become accredited by a Medicare approved accreditation organization in order to obtain reimbursement for provided such services. It is anticipated that many other government and private payors will follow suit requiring accreditation by certain approved organizations as a condition to reimbursement for sleep testing and treatment services or products. The loss of our accreditation or our inability to obtain accreditation for new facilities or existing facilities not yet accredited could cause us to be unable to provide services to certain accredited institutions, could cause non-compliance with certain of our third party payor contracts, and could cause us to lose our ability to participate in certain government programs such as Medicare, all of which could, in turn, negatively impact our financial condition and results of operations.
As a result of corporate practice of medicine laws in certain states in which we are located, we are highly dependent upon our Independent Medical Practices, which we do not own.
          We provide our services directly to our patients in most circumstances. However, some states in which we operate, such as New York and Florida, prohibit the practice of medicine by a general business corporation. In those states we provide administrative and other services to independent medical practices, Daniel I. Rifkin, M.D., P.C. d/b/a Amherst Sleep Medicine and Coral Springs Sleep Medicine, Inc. (collectively referred to as Independent Medical Practices). The Independent Medical Practices are wholly owned by Dr. Daniel I. Rifkin. While the ownership of Independent Medical Practices is subject to certain restrictions contained in management agreements between us and each of them, any change in our relationship, whether resulting from a dispute between the entities or their respective owners, a change in government regulation, or the loss of these Independent Medical Practices, could impair our ability to provide services and could have a material adverse affect on our business, financial condition and operations in those particular states. In addition, if we acquire other sleep diagnostic businesses in states that require an independent medical practice structure, this risk would intensify.
If our arrangements with physicians or our patients are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.
          The laws of many states, including states in which we engage physicians to perform medical services, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. In states which do not allow us to exercise control over physicians or prohibit certain financial arrangements, we enter into agreements with physicians as independent contractors pursuant to which they render professional medical services. In some states, such as New York, we are only able to enter into agreements with independent physicians in which we provide administrative and other services. In addition, in some states, we enter into agreements with physicians to deliver professional sleep interpretation services and professional clinic services in exchange for a service fee.
          We structure our relationships with physicians in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. While we have not received notification from any state regulatory or similar authorities asserting that we are engaged in the corporate practice of medicine or that the payment of service fees to us by physicians or to physicians by us constitutes fee splitting, if such a claim were successful we could be subject to substantial civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements and our contractual arrangements may be unenforceable in that particular state. A determination that our arrangements with physicians violate state statutes, a change in government regulation, or our inability to successfully restructure these arrangements to comply with these statutes, could eliminate business located in certain states from the market for our services, which would have a material adverse effect on our business, financial condition and operations.
Our failure to comply with government regulations, including broad and complex federal and state fraud and abuse laws, may result in substantial reimbursement obligations, damages, penalties, injunctive relief or exclusion from participation in federal or state healthcare programs.
          Our pharmacy, sleep diagnostic, therapy, and supply operations are subject to a variety of complex federal, state and local government laws and regulations targeted at fraud and abuse, including:
•	The federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind: (i) for referring an individual to a person for the provision of an item or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; or (ii) to induce a person to refer an individual to a person for the provision of an item or service covered under a federal healthcare program, or arrange for or recommend that someone purchase, lease, or order a good, facility, service, or item covered under a federal healthcare program;

•	State law equivalents to the federal Anti-Kickback Statute, which may not be limited to government reimbursed items;

•	The federal False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The federal government’s interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor;

•	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits fraud on a health benefit plan and false statements. HIPAA created a federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. Among other things, HIPAA also imposes criminal penalties for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, along with theft or embezzlement in connection with a healthcare benefits program and willful obstruction of a criminal investigation involving a federal healthcare offense;

•	The Stark Law prohibits the referral of Medicare and Medicaid “designated health services” which includes outpatient prescription drugs and durable medical equipment such as CPAP devices and may also include sleep diagnostic testing if the testing is billed by a hospital to Medicare or Medicaid to an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The Stark Law provides that the entity that renders the “designated health services” may not present or cause to be presented a claim for “designated health services” furnished pursuant to a prohibited referral. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. In addition, anyone who presents or causes to be presented a claim in violation of the Stark Law is subject to payment denials, mandatory refunds, monetary penalties of up to $15,000 per service, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal healthcare programs; and

•	Many state laws prohibit physician referrals to entities with which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. State law equivalents to the Stark law may be applicable to different types of services than those that are “designated health services” under the federal law and may have fewer or different exceptions.
          In addition to those sanctions described above, violations of these or other government regulations could result in material penalties, including: civil monetary penalties, suspension of payments from government programs, loss of required government certifications, loss of licenses, loss of authorizations to participate in or exclusion from government reimbursement programs (including Medicare and Medicaid programs). Also, violations of federal, state, and common law privacy protections could give rise to significant damages, penalties, or injunctive relief. We believe that our practices are not in violation of the federal anti-kickback statute, false claims laws, HIPAA, the Stark law, or state equivalents, but we cannot assure you that enforcement authorities will not take action against us and, if such action were successful, we could be required to pay significant fines and penalties and change our corporate practices. Such enforcement could have a significant adverse effect on our ability to operate our business and to enforce our contracts with payors and others.
          Federal and state laws also require our pharmacists to offer counseling, without additional charge, to its customers regarding medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Lastly, we are subject to federal and state regulations relating to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. We believe our pharmacies are in conformity with these counseling, warning and handling of controlled substances laws; however, should a government or regulatory agency find differently, the resulting fines and penalties could negatively impact our operations.

Non-compliance with federal and state anti-kickback laws could affect our business, operations or financial condition.
          Various federal and state laws govern financial arrangements among healthcare providers. The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce, the referral of patients in private as well as government programs. There is a risk that an investment in our shares or in our subsidiary sleep centers by our affiliated physicians, including the distribution of any profits to our affiliated physicians, referrals for sleep testing or treatment services by physicians who own our securities, the marketing of our affiliated physicians’ services or our compensation arrangements with our affiliated physicians may be considered a violation of these laws. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. If we are excluded from federal or state healthcare programs, our affiliated physicians who participate in those programs would not be permitted to continue doing business with us. We believe that we are operating in compliance with applicable laws and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.
          We have physicians who own non-controlling investment interests in some of our sleep diagnostic testing facilities who also have a referral relationship with our sleep testing or care management services. If the ownership distributions paid to physicians by our testing facilities are found to constitute prohibited payments made to physicians under the federal Anti-kickback Statute, physician self-referral or other fraud and abuse laws, our business may be adversely affected. Over the years, the federal government has published regulations that established “safe harbors” to the federal Anti-Kickback Statute. An arrangement that meets all of the elements of the safe harbor is immunized from prosecution under the federal Anti-Kickback Statute. The failure to satisfy all elements, however, does not necessarily mean the arrangement violates the federal Anti-Kickback Statute. We endeavor to meet safe harbors designed for small entity investments and believe we are in compliance with such laws. However, if we were found to be violation of a federal or state anti-kickback statute, our business, results of operations, and financial condition would be harmed and we would be subject to substantial civil and criminal penalties.
If government laws or regulations change or the enforcement or interpretation of them change, we may be obligated to purchase some or all of the ownership interests of the physicians associated with us.
          Changes in government regulation or changes in the enforcement or interpretation of existing laws or regulations could obligate us to purchase at the then fair market value some or all of the ownership interests of the physicians who have invested in our sleep diagnostic facilities. Regulatory changes that could create this obligation include changes that:
•	make illegal the referral of Medicare or other patients to our sleep diagnostic facilities by physicians affiliated with us,

•	create the substantial likelihood that cash distributions from our sleep diagnostic facilities to our physician partners will be illegal, or

•	make illegal the ownership by physicians of their interests in our sleep diagnostic facilities.
          From time to time, we may voluntarily seek to increase our ownership interest in one or more of our sleep diagnostic testing facilities, in accordance with any applicable limitations. We may seek to use shares of our common stock to purchase physicians’ ownership interests instead of cash. If the use of our stock is not permitted or attractive to us or the physicians, we may use cash or promissory notes to purchase the physicians’ ownership interests. Our existing capital resources may not be sufficient for the acquisition or the use of cash may limit our ability to use our capital resources elsewhere, limiting our growth and impairing our operations. The creation of these obligations and the possible adverse effect on our affiliation with these physicians could have a material adverse effect on us.

Federal or state self-referral regulations could impact our arrangements with our affiliated physicians.
          The federal physician self-referral statute, known as the “Stark” statute, prohibits a physician from making a referral for certain designated health services, including DME such as CPAP devices, to any entity with which the physician has a financial relationship, unless there is an exception in the statute that allows the referral. The entity that receives a prohibited referral from a physician may not submit a bill to Medicare for that service. Many state laws prohibit physician referrals to entities in which the physician has a financial interest, or require that the physician provide the patient notice of the physician’s financial relationship before making the referral. There is a risk that an investment in our shares or in our subsidiary sleep centers by our affiliated physicians, including the distribution of any profits to our affiliated physicians, the use of our equipment by physicians who own our securities, any assistance from healthcare providers in acquiring, maintaining or operating sleep diagnostic testing equipment, the marketing of our affiliated physicians’ services or our compensation arrangements with our affiliated physicians, could be interpreted as a violation of the federal Stark statute or similar state laws, if we were to accept referrals from our affiliated physicians. Violation of the Stark statute can result in substantial civil penalties for both the referring physician and any entity that submits a claim for a healthcare service made pursuant to a prohibited referral. In addition, federal courts have ruled that violations of the Stark statute can be the basis for a legal claim under the Federal False Claims Act. We believe that all of our affiliated physician arrangements are in compliance with the Stark statute. However, these laws could be interpreted in a manner inconsistent with our operations.
Because we submit claims to the Medicare program based on the services we provide, it is possible that a lawsuit could be brought against us under the Federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and results of operations.
          The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to have a claim approved. Federal courts have ruled that a violation of the anti-kickback provision of the Stark statute can serve as the basis for the federal False Claims Act suit. The federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of the violator.
          We believe that we are operating in compliance with the Medicare rules and regulations and, thus, the federal False Claims Act. However, if we were found to have violated certain rules and regulations and, as a result, submitted or caused our affiliated physicians to submit allegedly false claims, any sanctions imposed under the federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs, which could have a material adverse effect on our business and financial condition. If we are excluded from participation in federal or state healthcare programs, our affiliated physicians who participate in those programs could not do business with us.
          Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and regulations, including laws and regulations that govern our activities and the activities of providers of sleep diagnostic testing and durable medical equipment. These increased enforcement activities may have a direct or indirect adverse affect on our business, financial condition and results of operations.
          Additionally, some state statutes contain prohibitions similar to and possibly even more restrictive than the federal False Claims Act. These state laws may also empower state administrators to adopt regulations restricting financial relationships or payment arrangements involving healthcare providers under which a person benefits financially by referring a patient to another person. We believe that we are operating in compliance with these laws.

However, if we are found to have violated such laws, our business, results of operations and financial condition would be harmed.
Future changes in healthcare regulation are difficult to predict and may constrain or require us to restructure our operations, which could negatively impact our business and operating results.
          The healthcare industry is heavily regulated and subject to frequent changes in governing laws and regulations as well as to evolving administrative interpretations. Our business could be adversely affected by regulatory changes at the federal or state level that impose new requirements for licensing, new restrictions on reimbursement for medical services by government programs, new pretreatment certification requirements for patients seeking sleep testing procedures or treatment products, or new limitations on services that can be performed by us. In addition, federal, state and local legislative bodies have adopted and continue to consider medical cost-containment legislation and regulations that have restricted or may restrict reimbursement to entities providing services in the healthcare industry and referrals by physicians to entities in which the physicians have a direct or indirect financial interest or other relationship. For example, Medicare recently adopted a regulation that limits the technical component of the reimbursement for multiple diagnostic tests performed during a single session at medical facilities other than hospitals. Any of these or future reimbursement regulations or policies could limit the number of diagnostic tests ordered and could have a material adverse effect on our business.
          The Center for Medicare & Medicaid Services, or CMS, recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician who does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to an interpretation, then the reimbursement provided by Medicare to a billing physician or other supplier for that interpretation may be limited. Because our sleep diagnostic testing facilities bill Medicare for the technical and professional fees of sleep diagnostic tests that are ordered by community physicians or our affiliated physicians, we believe that the anti-markup rule does not apply to the professional services our affiliated physicians perform or the technical services that our sleep diagnostic testing facilities perform. However, this rule could be subject to an interpretation that affects the amounts that may be reimbursed by Medicare for professional diagnostic interpretations.
          Although we monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes, we may not be able to adapt our operations to address every new regulation, and such regulations may adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, our business operations have not been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that will restrict our operations.
Non-compliance with state and federal regulations concerning health information practices may adversely affect our business, financial condition or operations, and the cost of compliance may be material.
          We collect and use information about individuals and their medical conditions. Numerous federal and state laws and regulations, including the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology For Economic and Clinical Health Act (“HITECH Act”), govern the collection, dissemination, security, use and confidentiality of such patient-identifiable health information. HIPAA sets forth standards for electronic transactions between health plans, providers and clearinghouses; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services (“DHHS”) has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies and sleep centers achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information. In addition, we have fully implemented the required uniform standards governing common healthcare transactions. Finally, we have taken or will take all necessary steps to achieve compliance with other

HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule. While it is believed that we currently comply with HIPAA, there is some uncertainty of the extent to which the enforcement or interpretation of the HIPAA regulations will affect our business. Continuing compliance and the associated costs with these regulations may have a significant impact on our business operations. Criminal and civil sanctions may be imposed for failing to comply with HIPAA.
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
The failure to comply with other provisions of HIPAA potentially could result in liability, civil and criminal penalties, and could have a material adverse effect on our business and financial condition.
          HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with individuals or entities who have been excluded from participation in the Medicare or Medicaid programs. We perform background checks on our affiliated physicians, and we do not believe that we engage or contract with any excluded individuals or entities. However, a finding that we have violated this provision of HIPAA could have a material adverse effect on our business and financial condition.
          HIPAA also establishes several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs. We believe that our services have not historically been provided in a way that would place either our clients or ourselves at risk of violating the HIPAA anti-fraud statutes, including those in which we received direct reimbursement because of the reassignment by affiliated physicians to us or those in which we may be considered to receive an indirect reimbursement because of the reassignment by us to hospitals of the right to collect for professional interpretations and technical services.
          We believe that our pharmacies and sleep centers have taken all appropriate steps to achieve compliance with the HIPAA requirements. We do not currently believe that the ongoing cost of compliance with the existing HIPAA requirements will be material to our operations; however, we cannot predict the cost of future compliance with HIPAA requirements.
Our failure to successfully implement our growth plan may adversely affect our financial performance.
          Both of our operating segments (SMS and ApothecaryRx) have grown primarily through acquisitions. We intend to continue to grow incrementally through acquisitions with our current focus primarily on sleep center acquisitions. As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.
          The success of our growth strategy will also depend on a number of other factors, including:
•	economic conditions;

•	competition;

•	consumer preferences and purchasing power;

•	the ability to attract and retain sleep technicians and pharmacists;

•	financing and working capital requirements;

•	the ability to negotiate sleep center and store leases on favorable terms; and

•	the availability of new locations at a reasonable cost.
          Even if we succeed in acquiring established sleep centers as planned, those acquired facilities may not achieve the projected revenue or profitability levels comparable to those of currently owned sleep centers in the time periods we estimate or at all. Moreover, our newly acquired sleep centers may reduce the revenues and profitability of our existing locations and other operations. The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.
We identified a material weakness in the design and operation of our internal controls over financial reporting as of December 31, 2008. Although we have completed a remediation for the material weakness, there can be no assurance that such controls will effectively prevent material misstatements in our financial statements in future periods.
          In connection with the preparation of our financial statements for the fiscal quarter ended on December 31, 2008, we reported to the Audit Committee of our Board of Directors that certain significant deficiencies in internal controls over financial reporting existed at December 31, 2008 that, when evaluated in the aggregate, we concluded to be a material weakness in the design and operation of internal control over financial reporting at December 31, 2008. Therefore, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.
          A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified as of December 31, 2008, related to the net realizable value of the accounts receivable for our SMS operating segment. Our accounts receivable are subject to an adjustment based on the difference between the allowance we recorded for expected realizable amount and the actual realized amount. In performing the 2008 fourth quarter evaluation of the net realizable value of accounts receivable, we discovered that our realizable accounts receivable, and accordingly our 2008 revenues, should have been recorded net of an additional $735,000 to more closely reflect collectability of accounts receivable and to net that amount against revenue. In addition to contractual allowance adjustment of $735,000, we recorded an additional allowance for bad debts of approximately $916,000 due to changes in the factors used to estimate the ultimate contractual allowances incurred from third-party insurance companies.
          During the 2009 second quarter, we completed our remediation of the accounts receivable issue by enhancing the procedures used to analyze and estimate the contractual allowances and bad debts incurred on our SMS revenue. During our remediation process, we identified new information related to the allowance for doubtful accounts that led to a change in our estimate for the allowance in the amount of approximately $2.6 million. While we believe that these new controls and processes have remediated the material weakness, there can be no assurance that such controls will effectively prevent material misstatements in the net realizable value of our accounts receivable in future periods.
          In addition, during the three months ended December 31, 2008, we recognized certain control and reporting material weaknesses related to our oversight of the financial reporting process in our SMS segment. The material weakness included a combination of control deficiencies we identified with respect to the audit adjustments proposed during the audit of our financial statements. None of the adjustments or control deficiencies were deemed material on an individual basis, but we deemed the control deficiencies to be material in the aggregate. The control deficiencies identified included the process to approve journal entries and the process to ensure that all accounts are reviewed and reconciled where appropriate.
          To remedy this material weakness, we enacted additional review and approval controls over financial reporting, including the review and approval of all significant journal entries, reconciliation of all significant accounts. While we believe that these new controls and processes have remediated the material weakness, there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods.
Material weaknesses in the design and operation of the internal controls over financial reporting of companies that we acquire could have a material adverse effect on our financial statements.
          Our operating segments have primarily grown through the acquisition of existing businesses and in the future we intend to continue to grow our sleep center segment through the acquisition of existing businesses. When we acquire such existing businesses our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such companies, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired businesses with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements. The goodwill acquired pursuant to our acquisitions of sleep centers and pharmacies may become impaired and require a write-down and the recognition of a substantial impairment expense.
          At December 31, 2009, we had approximately $33.6 million in goodwill that was recorded in connection with the acquisitions of our sleep centers and pharmacies during the years 2006 through 2009. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature, and such evaluations have not resulted in an impairment charge to date. In the event that this goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in which case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
Risks Related to Ownership of Our Common Stock
Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
          Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 76% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to significantly influence all matters submitted to our stockholders for approval, including:
•	changes to the composition of our Board of Directors, which has the authority to direct our business and appoint and remove our officers;

•	proposed mergers, consolidations or other business combinations; and

•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.
          This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. The interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of the other holders of our common stock. This concentration of ownership may also adversely affect our stock price.

The market price of our common stock may be volatile and this may adversely affect our stockholders.
          The price at which our common stock trades may be volatile. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of securities, including securities of healthcare companies. The market price of our common stock may be influenced by many factors, including:
•	our operating and financial performance;

•	variances in our quarterly financial results compared to expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of common stock or the perception that sales could occur;

•	investor perception of our business and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in healthcare laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.
          In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of healthcare companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert our management team’s attention as well as resources from the operation of our business.
We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.
          We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. Our current credit facility with Arvest Bank restricts our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Arvest Credit Facility.”
Item 1B. Unresolved Staff Comments.
          None
Item 2. Properties.
Facilities
          Our corporate headquarters and offices and the executive offices of our SMS operating segment are located in Oklahoma City, Oklahoma. These office facilities consist of approximately 9,700 square feet and are occupied under a month-to-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC. We believe that suitable additional or substitute space will be available as needed on reasonable terms.

          As of December 31, 2009, we operated 88 sleep centers in 11 states 28 of which are located in our facilities with the remaining centers operated under management agreements. Each sleep center located in one of our facilities is occupied under lease arrangements requiring monthly rental payments. The following table presents, as of December 31, 2009, the locations and lease expiration dates of occupancy leases of each sleep center.

Lease
Sleep Center and Clinic	Expiration
(City and State)	Date
Florida:
Coral Spings	Apr. 2010
Iowa:
Waukee	Mar. 2012
Pleasant Hill	Nov. 2012
Kansas:
Overland Park	Sep. 2011
Overland Park	Oct. 2027
Missouri:
Lee’s Summit	May 2010
Kansas City	Dec. 2014
Nebraska:
Omaha	Nov. 2013
Nevada:
Charleston	Oct. 2010
Henderson	Dec. 2013
New York:
Williamsville	May 2014
Buffalo	Month-to-month
Dunkirk	Mar. 2012
Lockport	May 2011
West Seneca	Jan. 2012
Buffalo	Jul. 2011
Oklahoma:
Tulsa — Midtown	Aug. 2012
Tulsa — South	Dec. 2010
Oklahoma City	Sep. 2014
Edmond	Month-to-month
South Dakota:
Sioux Falls	Jan. 2011
Texas:
Southlake — Keller	Jul. 2013
McKinney	Sep. 2011
Plano	May 2012
Granbury	Apr. 2011
Bedford	Dec. 2013
Waco	Jan. 2018
Willow Bend	May. 2013
          Our ApothecaryRx operating segment executive offices are located in Golden Valley, Minnesota, under a lease arrangement that expires in November 2013.
          As of December 31, 2009, we operated 18 pharmacies in Colorado, Illinois, Minnesota, Missouri and Oklahoma. Each pharmacy location is occupied under multiple-year (or long-term) lease arrangement requiring monthly rental payments. The following table presents, as of December 31, 2009, the locations and lease expiration dates of occupancy leases of each pharmacy.

Lease
Pharmacy Locations	Expiration
(City and State)	Date
Colorado:
Sterling (contains two locations)	Oct. 2012
Illinois:
Decatur	Jan. 2018
Glencoe	Jan. 2011
Chicago	Dec. 2018
Wilmette	Oct. 2010
Chicago	Jun. 2014
Minnesota:
St. Cloud	Sep. 2010
St. Cloud	Dec. 2015
Red Wing	May 2012
Red Wing	Dec. 2011
Wayzata	Oct. 2010
Missouri:
Mountain View	Feb. 2017
Oklahoma:
Norman	May 2011
Tahlequah	Dec. 2011
Keys	May 2010
Guthrie	Dec. 2010
Oklahoma City	Nov. 2010
Item 3. Legal Proceedings.
          In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
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
Market
          Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol GRMH. Our common stock started trading on Nasdaq on September 10, 2008. The following table sets forth, during the calendar quarters presented, (i) the high and low sale prices of our common stock for the period our common stock was listed on Nasdaq and as reported by the Nasdaq and (ii) the high and low bid information as reported by the OTC Bulletin Board for the periods prior to our listing on Nasdaq. The high and low bid information reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. Prices prior to our reverse split in April 2008 have been adjusted to give effect to the one-for-five reverse stock split.

	Bid Price
	Common Stock
Quarter Ended	High	Low
December 31, 2009	$2.95	$1.75
September 30, 2009	$3.50	$1.40
June 30, 2009	$2.85	$1.50
March 31, 2009	$2.89	$1.30
December 31, 2008	$4.91	$1.25
September 30, 2008	$8.00	$3.90
June 30, 2008	$9.00	$3.90
March 31, 2008	$5.25	$3.00
          On March 29, 2010, the closing bid price of our common stock as quoted on Nasdaq was $1.14.
          The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by
•	variations in quarterly operating results,

•	changes in earnings estimates by analysts,

•	developments in the sleep center and retail pharmacy industries,

•	announcements and introductions of product or service innovations, and

•	general stock market conditions.
Dividend Policy
          Historically, we have not paid dividends on our common stock, and we do not currently intend to pay and you should not expect to receive cash dividends on our common stock. Our dividend policy is to retain earnings to support the expansion of our operations. If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors. These factors will generally include future earnings, capital requirements, our financial condition contractual restrictions, such as our existing credit facilities. Our existing credit facility restricts our ability to pay dividends without the approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Arvest Credit Facility.” Furthermore, in the event we issue preferred stock shares, although unanticipated, no dividends may be paid on our outstanding common stock shares until all dividends then due on our outstanding preferred stock will have been paid.
Holders of Equity Securities
          As of March 15, 2010, we have approximately 270 owners of our common stock, 130 record owners and approximately 140 owners in street name.
Unregistered Sales of Equity Securities
          On December 31, 2009, we issued 132,348 shares of common stock pursuant to restricted stock awards issued under and pursuant to our 2008 Long-Term Incentive Plan. On December 31, 2009, 124,319 of the 132,348 common stock shares vested pursuant to the restricted stock awards. On the date of the restricted stock awards of these vesting shares, 60,000 shares had a fair market value of $1.60 per share and 64,319 shares had a market value of $2.44 per share. The 8,029 balance of the shares were awarded to employees other than executive officers, vested immediately and were issued at the fair market value of $1.80 per share other than 2,518 shares that were issued at the fair market value of $1.95 per share. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid. The common stock shares were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.
          On September 15, 2009, we delivered 652,795 shares of our common stock to Avastra Sleep Centres Limited in payment of $1,344,000 of the purchase price of the outstanding stock of Avastra Eastern Sleep Centers, Inc., and 100,000 shares of our common stock to Daniel I. Rifkin, M.D. These common stock shares were sold without registration under the Securities Act of 1933, as amended, in accordance with Regulation D and without payment of any sales commissions or other form of remuneration. The further transferability of these common stock shares is prohibited unless pursuant to an effective registration statement and prospectus or pursuant to a registration exemption available under the Securities Act or the rules and regulations promulgated under the Securities Act.
          All of our other equity securities sales during 2009 have been previously reported in the Quarterly Reports on Form 10-Q and in a Current Report on Form 8-K.
Repurchases of Equity Securities
          During the year ended December 31, 2009, we acquired, by means of net share settlements, 96,771 shares of Graymark common stock, at an average price of $2.16 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. In addition, during the year ended December 31, 2009, we acquired 120,000 shares of Graymark common stock, at an average price of $1.68 per share, forfeited by employees due to termination of their employment and pursuant to the terms of their restricted stock award agreements.
Securities Authorized for Issuance under Equity Compensation Plans
          The following table sets forth as of December 31, 2009, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2008 Long-Term Incentive Plan, 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

		Weighted-average
	Number of Securities to	exercise price of	Number of securities
	be issued upon exercise	outstanding	remaining available for
	of outstanding options,	options, warrants	future issuance under
Plan category	warrants and rights	and rights	equity compensation plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	109,593	$2.42	2,760,407
2003 Stock Option Plan	16,000	$3.75	32,000
2003 Non-Employee Stock Option Plan	16,000	$3.75	28,000

Equity compensation plans not approved by security holders:
Warrants issued to SXJE, LLC	300,000	$2.50	—
Warrants issued to ViewTrade Financial and its assigns	100,270	$2.05	—
Options issued to investor relations firm	130,000	$3.82	—
Options issued to employees	60,000	$3.82	—
Options issued to directors	60,000	$3.75	—

		Weighted-average
	Number of Securities to	exercise price of	Number of securities
	be issued upon exercise	outstanding	remaining available for
	of outstanding options,	options, warrants	future issuance under
Plan category	warrants and rights	and rights	equity compensation plans
Options issued in acquisition of Texas Labs	35,000	$5.00	—

Total	826,863	$2.98	2,820,407

Item 6. Selected Financial Data.
          We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          Graymark Healthcare, Inc. is organized under the laws of the state of Oklahoma and is a diversified medical holding company that operates in two operating segments Sleep Management Solutions, also known as SMS, and ApothecaryRx. Our first operating segment, SMS, is one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solution for patients suffering from sleep disorders. Our second operating segment, ApothecaryRx, operates independent retail pharmacy stores selling prescription drugs, non-prescription drugs, and an assortment of general merchandise.
          Through SMS, we provide diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, we sell equipment and related supplies and components used to treat sleep disorders. Our products and services are used primarily by patients with obstructive sleep apnea, or OSA. Our sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SMS sells CPAP devices and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are certain noncontrolling interest holders in the SMS’ testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
          Through our ApothecaryRx segment, we operate independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. We have historically grown our pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. Our acquired pharmacies have successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, our independent pharmacies offer supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. Our pharmacies are located in mid-size, economically-stable communities and we believe that a significant amount of the value of our pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community.

Acquisitions Growth Strategy
          We are currently growing our SMS segment through strategic business acquisitions and have historically grown our ApothecaryRx segment through acquisitions. Most recently, on August 19, 2009, SDC Holdings, one of our subsidiaries operating in the SMS segment, entered into an agreement with AvastraUSA, Inc. and Avastra Sleep Centres Limited ABN to acquire 100% of the equity of somniTech, Inc. and somniCare, Inc. (collectively referred to as “Somni”) and Avastra Eastern Sleep Centers, Inc. (“Eastern”) for cash and stock consideration totaling $10.6 million. The Somni acquisition closed on August 24, 2009 and the Eastern acquisition closed on September 14, 2009. The various acquisitions that we made during years ended December 31, 2009 and 2008, are summarized in the table below:

			Amount
		Purchase	Financed
Acquisition Date	Business Acquired	Price	by Seller
Sleep Management Solutions:
September 2009	Avastra Eastern Sleep Center, Inc.	$4,700,000	$—
August 2009	somniCare, Inc.	3,306,284	—
August 2009	somniTech, Inc.	2,593,716	—
June 2008	Nocturna Sleep Center, LLC	2,172,790	726,190
June 2008	Assets of Sleep Center of Waco, Ltd.;	960,000	—
	Assets of Plano Sleep Center, Ltd.;
	Assets of Southlake Sleep Center, Ltd.
April 2008	Minority interests in sleep centers	1,616,356	—

ApothecaryRx (1):
November 2008	Hardamon Drug (2)	253,362	44,821
June 2008	Parkway Drug	7,360,998	1,489,814
March 2008	Professional Pharmacy	942,809	263,100
March 2008	Newt’s Pharmacy	1,381,066	486,209
February 2008	Thrifty White Store 726 (2)	824,910	99,444
January 2008	Rambo Pharmacy	2,558,564	1,020,215

(1)	All ApothecaryRx acquisitions were asset acquisitions.

(2)	Represents the acquisition of customer files only.
Acquisition Goodwill
          In connection with the acquisitions during 2009, our SMS operating segment recorded goodwill of $3,911,109 and intangible assets of $5,446,000, based on a preliminary allocation of the purchase price to the net assets acquired. The intangible assets of $5,446,000 recorded during 2009 consisted of customer relationships with indefinite lives of $3,870,000, customer relationships of $970,000 (amortizable over 5 to 15 years), trademarks having a value of $221,000 (amortizable over 10 years), covenants not to compete of $195,000 (amortizable over the period of the covenants not to compete, 3 to 15 years) and payor contracts of $190,000 (amortizable over 15 years). In 2008 our SMS operating segment recorded goodwill of $3,402,431 and intangible assets of $630,000 consisting of covenants not to compete having a value of $100,000 (amortizable over the period of the covenants not to compete, three years), customer lists of $480,000 (amortizable over 15 years) and trademarks of $50,000 (amortizable over 15 years).
          In connection with the acquisitions during 2008, our ApothecaryRx operating segment recorded goodwill of $6,044,587 and intangible assets of $3,473,612 consisting of covenants not to compete having a value of $2,975,167 (amortizable over the period of the covenants not to compete, three to five years) and customer lists of $498,445 (amortizable over 5 to 15 years).
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
          Our evaluation of goodwill completed during 2009 and 2008 resulted in no impairment losses.
Operating Statistics:
          The following table summarizes our locations as of December 31, 2009 and 2008 by operating segment:

	Number of Locations
Location Type	2009	2008
SMS:
Sleep centers	28	13
Managed sleep centers	60	1
ApothecaryRx:
Pharmacies	18	18

Total	106	32

          The following table summarizes unit sales and other operating statistics for the years ended December 31, 2009 and 2008 by operating segment:

	2009	2008
SMS:
Sleep studies performed	13,371	8,842

CPAP units sold	1,927	1,752

ApothecaryRx:
Scripts filled	1,457,556	1,417,032

% of scripts filled — generic	69%	65%
% of scripts filled — brand	31%	35%
Results of Operations
          The following table sets forth selected results of our operations for the years ended December 31, 2009 and 2008. We operate in two reportable business segments: SMS and ApothecaryRx. Our SMS operating segment includes the operations from our sleep diagnostic centers and related equipment sales. Our ApothecaryRx operating segment includes the operations of our retail pharmacy stores. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.
Comparison of 2009 and 2008
Consolidated Totals

	For the Years Ended
	December 31,
	2009	2008
Net revenues	$107,240,840	$96,621,322
Cost of sales and services	76,079,281	67,803,667
Operating expenses	31,574,667	25,390,156
Change in accounting estimate	2,648,207	—
Net other income (expense)	(2,287,283)	(2,055,063)

Income (loss) from continuing operations, before taxes	(5,348,598)	1,372,436
Benefit (provision) for income taxes	—	(136,000)

Income (loss) from continuing operations, net of taxes	(5,348,598)	1,236,436
Income (loss) from discontinued operations, net of taxes	6,896	60,932

Net income (loss)	(5,341,702)	1,297,368
Noncontrolling interests	153,806	(552,970)

Net income (loss) attributable to Graymark Healthcare	$(5,187,896)	$744,398

Discussion of Years Ended December 31, 2009 and 2008
          Net revenues increased $10.6 million (an 11% increase) during 2009 to $107.2 million from $96.6 million in 2008. The increase in net revenues was primarily due to:
•	the seven acquisitions made by our ApothecaryRx operating segment during 2008 resulted in an increase in revenue of $9.6 million related to a full year of operation in 2009 compared to two to nine months of operation in 2008,

•	the acquisitions made by our SMS operating segment in August and September 2009 resulted in an increase in revenue of $4.0 million,

•	the two business acquisitions made by our SMS operating segment in June 2008 resulted in an increase of revenue of $1.6 million related to a full year of operation in 2009 compared with seven months of operation in 2008,

•	the opening of two sleep centers in February 2009 and June 2008 resulted in an increase of $0.7 million,

•	a combination of lower volumes and overall lower net revenue per sleep study performed resulted in a decrease in the revenues from existing sleep center locations of approximately $4.0 million, and

•	same store pharmacy revenues decreased approximately $1.3 million
See the “Segment Analysis” below, for additional information.
          Cost of sales and services increased $8.3 million (a 12% increase) during 2009 to $76.1 million from $67.8 million in 2008. The increase in cost of sales and services was primarily due to:
•	the seven acquisitions made by our ApothecaryRx operating segment during 2008 which resulted in an increase in cost of sales and services of $7.2 million related to a full year of operation in 2009 compared with two to seven month of operation in 2008,

•	the two acquisitions made by our SMS operating segment in August and September 2009 resulted in an increase in cost of sales and services of $1.2 million,

•	the two acquisitions made by our SMS operating segment in June 2008 resulted in an increase in cost of sales and services of $0.6 million related to a full year of operation in 2009 compared with seven months of operation in 2008,

•	the opening of two sleep centers in February 2009 and June 2008 resulted in an increase of $0.3 million in cost of sales and services,

•	same store pharmacy cost of sales and services decreased $0.9 million, and

•	a decrease in cost of sales and services at existing sleep centers of $0.1 million.
See the “Segment Analysis”, below, for additional information.
          Operating expenses increased $6.2 million (a 24% increase) to $31.6 million during 2009 from $25.4 million in 2008. The increase in operating expenses was primarily due to the acquisitions and new locations at our ApothecaryRx and SMS operating segments which resulted in an increase in operating expenses of $2.0 million and $3.1 million, respectively. In addition, operating expenses at our SMS operating segment increased $0.9 million due to investments made in our operational infrastructure needed to support our existing and anticipated future growth. Operating expenses at our corporate parent level increased $0.9 million primarily due to costs incurred related to the acquisitions made by our SMS operating segment during 2009. Cost containment initiatives and other cost reductions at our ApothecaryRx operating segment resulted in a reduction in operating expenses of $0.7 million.
          Included in the consolidated operating expenses is approximately $3.4 million of overhead incurred at our corporate parent level which includes the costs of being a public company. See the “Segment Analysis” below, for additional information.
          Change in accounting estimate was $2,648,207 during 2009 and represents a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SMS operating segment. See the “Segment Analysis” below, for additional information.
          Net other expense increased approximately $0.2 million (an 11% increase) to $2.3 million during 2009 from $2.1 million in 2008. The increase in net other expense was primarily due to an increase in borrowings resulting from the acquisitions made by our SMS operating segments.
          Provision for income taxes was $136,000 during 2008. During 2009, our operations resulted in a net loss and as a result, we had no current provision for income taxes.
          Income from discontinued operations was approximately $7,000, net of tax, during 2009 and represents the net income from the distribution of our motion picture film assets. The decrease in income from discontinued operations of approximately $54,000 from 2008 to 2009 is due to the diminishing income stream on our motion picture assets. Our motion picture operations were discontinued on January 1, 2008.
          Noncontrolling interests decreased approximately $0.7 million during 2009 compared with 2008. The noncontrolling interests are the equity ownership interests in our SMS subsidiaries that are not wholly-owned. The decrease is due to the net loss generated by our SMS operating segment during 2009.
          Net loss was approximately $5.2 million (5% of approximately $107.2 million of net revenues) during 2009, compared to net income of approximately $0.7 million (on net revenues of approximately $96.6 million) during 2008.

SMS Operating Segment

	For the Years Ended
	December 31,
	2009	2008
Net revenues	$17,571,539	$15,292,164
Cost of sales and services	7,735,085	5,779,918
Operating expenses	10,214,810	6,228,607
Change in accounting estimate	2,648,207	—
Net other (expense)	(1,095,369)	(870,806)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(4,121,932)	2,412,833
Noncontrolling interests	153,806	(552,970)

Income (loss) from continuing operations, before taxes	$(3,968,126)	$1,859,863

          Net revenues increased $2.3 million (a 15% increase) to $17.6 million during 2009 from $15.3 million in 2008. This increase was primarily due to:
•	the acquisitions of Somni and Eastern in August and September 2009, respectively, resulted in an increase in revenue of $4.0 million,

•	the two business acquisitions made by our SMS operating segment in June 2008 resulted in an increase of revenue of $1.6 million related to a full year of operation in 2009 compared with seven months of operation in 2008,

•	the opening of two sleep centers in February 2009 and June 2008 resulted in an increase of $0.7 million, and

•	a combination of lower volumes and overall lower net revenue per sleep study performed resulted in a decrease in the revenues from existing sleep center locations of approximately $4.0 million.
          Revenues from our existing sleep therapy business was flat in 2009 compared to 2008. Revenues from CPAP sales were down in 2009 compared with 2008 due to lower sales volumes related to the decrease in sleep study volumes. The reduction in CPAP sales revenues was offset by sales from our re-supply program which was implemented during 2009.
          Cost of sales and services increased approximately $2.0 million (a 34% increase) to $7.7 million during 2009 from $5.8 million in 2008. This increase was primarily due to:
•	the acquisitions of Somni and Eastern in August and September 2009, respectively, resulted in an increase in cost of sales and services of $1.2 million,

•	the two acquisitions made by our SMS operating segment in June 2008 resulted in an increase in cost of sales and services of $0.6 million related to a full year of operation in 2009 compared with seven months of operation in 2008,

•	the opening of two sleep centers in February 2009 and June 2008 that resulted in an increase of $0.3 million in cost of sales and services, and

•	a decrease in cost of sales and services at existing sleep centers of $0.1 million.
          Cost of sales and services as a percent of net revenues was 44% during 2009 compared with 38% during 2008. The increase is primarily due to lower revenue per sleep study in 2009 compared to 2008. Reduced reimbursement per sleep study results in a higher percentage of cost of sales to net revenue. The cost to perform a sleep study is primarily related to labor costs for technicians who perform the studies.
          Operating expenses increased approximately $4.0 million (a 64% increase) to $10.2 million during 2009 from $6.2 million in 2008. This increase was primarily due to:
•	the acquisitions of Somni and Eastern in August and September 2009, respectively, resulted in an increase in operating expenses of approximately $2.3 million,

•	the two acquisitions made by our SMS operating segment in June 2008 resulted in an increase in operating expenses of $0.5 million related to a full year of operation in 2009 compared with seven months of operation in 2008,

•	the opening of two sleep centers in February 2009 and July 2008 resulted in an increase of $0.3 million related to the additional months operated in 2009 versus 2008, and

•	an increase in operational overhead of $0.9 million associated with an increase in our operational infrastructure needed to absorb the acquisitions made to date along with anticipated future acquisitions.
          Net other expense increased approximately $0.2 million during 2009 compared with 2008. The increase was due to the interest expense incurred on the additional borrowings made in 2009 related to the acquisitions of Somni and Eastern..
          Change in accounting estimate was $2,648,207 during 2009 and represents a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SMS operating segment. See the “Segment Analysis” below, for additional information.
          Noncontrolling interests decreased approximately $0.7 million during 2009 compared with 2008. The noncontrolling interests are the equity ownership interests in our SMS subsidiaries that are not wholly-owned. The decrease is due to the net loss generated by our SMS operating segment during 2009.
          Net loss before income taxes of our SMS operating segment was approximately $4.0 million (23% of approximately $17.6 million of net revenues) during 2009, compared to a net income before provision for income taxes of approximately $1.9 million (12% of approximately $15.3 million net revenues) during 2008.
ApothecaryRx Operating Segment

	For the Years Ended
	December 31,
	2009	2008
Net revenues	$89,669,301	$81,329,158
Cost of sales and services	68,344,196	62,023,749
Operating expenses	17,998,541	17,064,836
Net other (expense)	(1,334,559)	(1,358,882)

Income from continuing operations, before taxes	$1,992,005	$881,691

          Net revenues increased $8.3 million (a 10% increase) to $89.7 million during 2009 from $81.3 million in 2008. During 2009, we operated 18 pharmacies. During 2008, we operated 12 pharmacy locations until March 2008, 14 locations until June 2008 and 18 locations during the remainder of 2008. During November 2008, we also acquired the customer files from a pharmacy and merged them into one of our existing locations. The increase in our pharmacy locations resulted in an increase in net revenues of $9.6 million related to the full year of operation in 2009 compared to two to nine months of operation in 2008. Revenues during 2009 from existing (or same store) pharmacy locations decreased $1.3 million compared with 2008. The decrease in same store revenues was primarily due to an increase in the percentage of generic drug prescriptions which have a lower average price per prescription.

          Cost of sales increased $6.3 million (a 10% increase) to $68.3 million during 2009 from $62.0 million in 2008. This increase was primarily due to the increase in pharmacy locations operated in 2009. Cost of sales as a percentage of net revenues was 76% during 2009 and 2008.
          Operating expenses increased $0.9 million (a 5% increase) to $18.0 million during 2009 from $17.1 million in 2008. This increase was primarily due to:
•	approximately $2.0 million in additional expenses associated with the full year of operation in 2009 for the pharmacy locations acquired during 2008,

•	$0.3 million in decreased costs at existing (or same store) locations as a result of cost containment initiatives,

•	$0.4 million in costs related to executive compensation that were transferred to the corporate parent level in 2009 as the executives roles changed to focus more on the activities of corporate parent and SMS, and

•	$0.4 million in decreased operational costs resulting from a legal settlement related to the acquisition price paid for one of our pharmacies.
          Net other expense was consistent during 2009 and 2008.
          Net income or loss before provision for income taxes. Our ApothecaryRx operating segment operations resulted in net income before provision for income taxes of approximately $2.0 million (2.2% of approximately $89.7 million of net revenues) during 2009, compared to net income before provision of income taxes of approximately $0.9 million (1.1% of approximately $81.3 million of net revenues) during the 2008.
Liquidity and Capital Resources
          Our liquidity and capital resources are provided principally through cash generated from operations, debt proceeds and equity offerings. Our cash and cash equivalents at December 31, 2009 totaled approximately $1.9 million. As of December 31, 2009, we had working capital of approximately $11.7 million.
          Our operating activities in 2009 used net cash of approximately $2,675,000 compared to operating activities in 2008, which provided approximately $229,000. The decrease in cash flows provided by operating activities was primarily attributable to the net loss incurred in 2009. In 2009, our operating activities included a net loss of $5.2 million that was offset by depreciation and amortization of $2.2 million, noncontrolling interests of $0.2 million and stock based compensation and services of $0.6 million.
          Our investing activities in 2009 used net cash of approximately $10,178,000 compared to 2008 when we used approximately $12,883,000 for investing activities. The decrease in the cash used in investing activities was attributable to less acquisitions being made in 2009. In 2009, we used $9.1 million for the purchases of businesses compared to $11.4 million in 2008.
          Our financing activities in 2009 used net cash of approximately $637,000 compared to 2008 when financing activities provided approximately $25,962,000. During 2009, we did not raise any money through equity offerings compared to 2008 when we raised $16.0 million in equity offerings. In addition, during 2009 we had debt proceeds of $5.4 million compared to 2008 when we had debt proceeds of $13.4 million. Debt payments were $6.0 million during 2009 compared with $3.0 million during 2008.
          We expect to meet our obligations for at least the next twelve months through available cash and funds generated from our operations, supplemented as necessary by debt or equity financing. We periodically evaluate available options for raising additional financing. We may use funds raised to fund operations and working capital, to expand our SMS operating segment through acquisitions or by developing de novo sleep centers or to refinance existing indebtedness. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt or equity financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and operating lease obligations of approximately $7.9 million as of December 31, 2009.
Arvest Credit Facility
          Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”) and subsequently amended in May 2009 (the “Second Amendment”). As of December 31, 2009, the outstanding principal amount of the Arvest Credit Facility was $44,396,935.
          Personal Guaranties. The Guarantors unconditionally guarantee payment of our obligations owed to Arvest Bank and our performance under the Arvest Credit Facility. The initial liability of the Guarantors as a group is limited to $15 million of the last portion or dollar amount of our obligations collected by Arvest Bank. The liability of the Guarantors under the guaranties initially were in proportion to their ownership of shares of our common stock as a group on a several and not joint basis. In conjunction with the termination of Mr. Luster’s employment, we agreed to obtain the release of his guaranty. The Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely, on a pro rata basis. The guaranteed amount will be reduced as follows in the event there are no existing defaults under the Loan Agreement and related documents, and on Arvest Bank’s acceptance of our financial statements, and our certification of the accuracy and correctness of those financial statements, reflecting our maintenance of certain “Guaranty Debt Service Coverage Ratio” of not less than:
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
          The following table outlines the due dates of each tranche of debt under the Acquisition Line:

Tranche	Amount	Maturity Date
#1	$1,054,831	6/1/2014
#2	5,217,241	7/1/2014
#3	1,536,600	7/1/2014
#4	1,490,739	7/1/2014
#5	177,353	12/1/2014
#6	4,920,171	8/1/2015

Total	$14,396,935

          Interest Rate. The outstanding principal amounts of Acquisition Line and Term Loan bear interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 5% (“Floor Rate”). The WSJ Prime Rate is adjusted annually, subject to the Floor Rate, then in effect on May 21 of each year of the Term Loan and the anniversary date of each advance or tranche of the Acquisition Line. In the event of our default under the terms of the Arvest Credit Facility, the outstanding principal will bear interest at the per annum rate equal to the greater of 15% or the WSJ Prime Rate plus 5%. As of December 31, 2009, the interest rate on the Acquisition Line and Term Loan was 5%.
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
          Furthermore, each advance or tranche of the Acquisition Line is repaid in quarterly payments of interest only for up to three years and thereafter, principal and interest payments based on a seven-year amortization until the balloon payment on the Tranche Note Maturity Date. We agreed to pay accrued and unpaid interest only at the WSJ Prime Rate or Floor Rate in quarterly payments on each advance or tranche of the Acquisition Line for the first three years of the term of the advance or tranche commencing three months after the first day of the month following the date of advance and on the first day of each third month thereafter. Commencing on the third anniversary of the first quarterly payment date, and each following anniversary thereof, the principal balance outstanding on an advance or tranche of the Acquisition Line, together with interest at the WSJ Prime Rate or Floor Rate on the most recent anniversary date of the date of advance, will be amortized in quarterly payments over a seven-year term beginning on the third anniversary of the date of advance, and recalculated each anniversary thereafter over the remaining portion of such seven-year period at the then applicable WSJ Prime Rate or Floor Rate. The entire unpaid principal balance of the Acquisition Line plus all accrued and unpaid interest thereon will be due and payable on the respective Tranche Note Maturity Date. Total interest paid under the Acquisition Line and Tranche Notes during year ended December 31, 2009 was $1,929,475.
          Use of Proceeds. All proceeds of the Term Loan were to be used solely for the funding of the acquisitions and refinancing of our existing indebtedness and the full payment of all amounts owed to our previous lender, the refinancing of the then-existing indebtedness owed to Arvest Bank, and other costs we incur or incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.

          The proceeds of the Acquisition Line are to be used solely for the funding of up to 70% of either the purchase price of the acquisitions of sleep testing facilities or existing pharmacies or the startup costs of new sleep centers and other costs incurred by us or Arvest Bank in connection with the preparation of the Loan Agreement and related documents, subject to approval by Arvest Bank.
          Collateral. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in generally all of our assets.
          Debt Service Coverage Ratio. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:
•	the net income of Graymark Healthcare (i) increased (to the extent deducted in determining net income) by the sum, without duplication, of our interest expense, amortization, depreciation, and non-recurring expenses as approved by Arvest Bank, and (ii) decreased (to the extent included in determining net income and without duplication) by the amount of minority interest share of net income and distributions to minority interests for taxes, if any, to

•	the annual debt service including interest expense and current maturities of indebtedness as determined in accordance with generally accepted accounting principles.
          If we acquire another company or its business, the net income of the acquired company and the new debt service associated with acquiring the company may both be excluded from the Debt Service Coverage Ratio, at our option.
          Restrictive Covenants. We are prohibited from engaging in particular activities while any amounts are owed to Arvest Bank under the Loan Agreement. These restrictions include prohibitions on each of the following:
•	the creation or incurrence of indebtedness for borrowed money, except for certain indebtedness that is contemplated by the agreement or otherwise approved in writing by Arvest Bank;

•	engaging in any liquidation, dissolution, merger, consolidation, disposition of assets, or similar transactions;

•	making any acquisitions of or capital contributions to or other investments in any person or entity, other than the planned and disclosed expansion of the existing businesses; and

•	other prohibitions customary for such transactions.
          Default and Remedies. In addition to the general defaults of failure to perform our obligations and those of the Guarantors, collateral casualties, misrepresentation, bankruptcy, entry of a judgment of $50,000 or more, failure of first liens on collateral, default also includes our delisting by The Nasdaq Stock Market, Inc. or the suspension of trading for more than 30 days. In the event a default is not cured within 10 days or in some case five days following notice of the default by Arvest Bank (and in the case of failure to perform a payment obligation for three times with notice), Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. We have requested a waiver from certain restrictive covenants from Arvest Bank, and while we believe that Arvest Bank will grant such waiver, there can be no guarantee. We are currently not in material default on any of our indebtedness.
          Compliance with Debt Service Coverage Ratio. As noted above, commencing with the calendar quarter ending June 30, 2010, we are required to maintain a Debt Service Coverage Ration of 1.25 to 1. As of December 31, 2009, our Debt Service Coverage Ratio is 0.8 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently in discussions with Arvest Bank on several issues related to our current loan agreement, including waiving the Debt Service Coverage Ratio. It is not likely that we will achieve compliance by June 30, 2010 and there is no assurance that Arvest Bank will waive the requirement.
          Financial Commitments
          We do not have any material capital commitments during the next 12 months, but we do have contractual commitments of approximately $7.9 million for payments on our indebtedness and for operating lease payments. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness. In January 2010, we filed a registration statement for the offering of 14,250,000 shares of our common stock. Due to existing market conditions, we have not completed the offering. We expect to go forward with the stock offering during the next 180 days, however there can be no assurance that the offering will be successful or that we will raise any proceeds from the offering.
          We have grown primarily through acquisitions principally financed with borrowed funds. In the current credit environment, we anticipate that additional borrowing arrangements will not be available during 2010 to fund future acquisitions. We intend to continue our acquisition growth strategy with our focus primarily on sleep center acquisitions. Furthermore, as this growth plan is pursued, we may be required to enhance, expand and improve our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.
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
          We may not be able to generate sufficient cash flows from operations, and future capital resources may not be available to us in an amount needed to pay our indebtedness as it become due, or to fund our other liquidity needs. We plan to make significant acquisitions of established sleep centers during 2010 trough 2012 requiring substantial capital resources. In addition, we may need to refinance some or all of our current indebtedness at or before maturity.
          At December 31, 2009, our bank indebtedness used to fund the acquisitions of our existing pharmacies and sleep centers was approximately $44.4 million. This indebtedness requires quarterly accrued interest payments at floating variable interest rates (5.0% interest rate at December 31, 2009) and quarterly principal payments beginning in September 2011. The quarterly principal payments will be calculated on a seven year amortization based on the unpaid principal balance on June 1, 2011. At December 31, 2009, we had amounts due under seller financing notes and non-compete agreements of $2.0 million and $0.7 million, respectively. The notes and non-compete agreements bear interest at fixed rates. We are required to make varying periodic payments of principal and interest under the seller financing and non-compete agreements.
          At December 31, 2009, we had total liabilities of approximately $56.6 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.
          Future commitments under contractual obligations by expected maturity date at December 31, 2009 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$195,816	$—	$—	$—	$195,816
Long-term debt	4,711,531	12,985,248	36,538,973	3,611,168	57,846,920
Operating leases	2,988,460	3,884,111	2,118,377	3,490,975	12,481,923

	$7,895,807	$16,869,359	$38,657,350	$7,102,143	$70,524,659

Off-Balance Sheet Arrangements
          We had no material off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) as of December 31, 2009 and 2008.
Critical Accounting Policies
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
Revenue recognition
          Sleep center services and product sales from our SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Revenues from some of our product sales are paid over a specified period, typically 10 to 13 months. We recognize the revenue on these sales in the month the commitment is entered into. A reserve for estimated returns in recorded in the same month as the sale. At our newly acquired Somni business units, we recognize the revenue on these sales as the monthly payments become due. It is our intent to move to a unified revenue recognition practice for these transactions during 2010. Some of our services are provided under management service agreements and revenue from those agreements is recognized in the period services are provided. Other than services provided under a management service agreement, insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
          Pharmacy product sales from our ApothecaryRx operating segment are recorded at the time the customer takes possession of the merchandise. Customer returns are immaterial and are recorded at the time merchandise is returned. Sales taxes are not included in revenue.
          Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.
          Included in accounts receivable are earned but unbilled receivables. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, we perform certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payors. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.
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
Cost of Sales and Services
          Cost of sales and services for our SMS operating segment includes technician labor required to perform sleep diagnostics, disposable supplies used in providing sleep diagnostics, and the cost of sleep therapy products and related supplies. Cost of sales and services are recorded in the period the related service was provided or product was sold.
          Cost of sales for our ApothecaryRx operating segment include the cost of pharmaceuticals and merchandise sold to customers and is recorded in the period the items are sold.
Accounts Receivable
          Accounts receivable are reported net of allowances for contractual adjustments, rental returns and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
          Our allowance for contractual adjustments and doubtful accounts is primarily attributable to our SMS operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payors, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payors and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
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
          During the 2009 second quarter, we completed our remediation of the accounts receivable issue by enhancing the analytical procedures used to analyze and estimate the contractual allowances and bad debts incurred on our SMS segment’s revenue. During that process, we identified new information related to the correlation of the ultimate collectability of an account and the aging of that account that enhanced the estimates used to calculate the allowance for contractual adjustments and bad debts in our SMS segment. The new information included the following:
•	The passage of time. An additional six months of history was available to be observed and analyzed. That history reflected that certain accounts that were deemed collectible during the fourth quarter 2008 review had not been collected.

•	Increase in net accounts receivable. Accounts receivable in our SMS segment, net of the allowance for contractual adjustments and doubtful accounts, increased approximately $0.5 million from December 31, 2008 to June 30, 2009. This increase in net accounts receivable happened at a time when sleep diagnostic volumes and revenues were declining indicating that actual collection efforts were lagging behind the estimates used at December 31, 2008.

•	Increase in risk assessment. The additional history and increase in net accounts receivable caused management to increase its risk assessment of new accounts receivable.
          The effect of this new information was accounted for as a change in accounting estimate and resulted in an increase in the allowance for doubtful accounts and an increase in operating expenses of $2.6 million.
Goodwill and Intangible Assets
          Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
          Intangible assets other than goodwill which consist primarily of customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives. The remaining lives range from three to fifteen years. We evaluate the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
          Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment reviews annually, or more frequent if necessary. We are required to evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the related operating unit below its carrying amount. These circumstances may include without limitation:
•	a significant adverse change in legal factors or in business climate;

•	unanticipated competition; or

•	an adverse action or assessment by a regulator.
          In evaluating whether goodwill is impaired, we compare the fair value of the operating unit to which the goodwill is assigned to the operating unit’s carrying amount, including goodwill. The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies’ data. If the carrying amount of the operating unit ( i.e., pharmacy or sleep center) exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.
Management Controls over Financial Reporting in our SMS segment
          During the three months ended December 31, 2008, we recognized certain control and reporting material weaknesses related to our oversight of the financial reporting process in our SMS segment. Material weaknesses included a combination of control deficiencies noted by us in relation to the audit adjustments proposed during the audit of our financial statements. None of the adjustments or control deficiencies noted were deemed material on an individual basis, but we deemed the control deficiencies to be material in the aggregate. The control deficiencies noted included the process to approve journal entries and the process to ensure that all accounts are reviewed and reconciled where appropriate.
          We have remediated the control deficiencies by enhancing the review and approval controls over financial reporting including the approval of all significant journal entries and review and where appropriate reconciliation of all significant accounts.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
          On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
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

          Business Combinations and Consolidation Accounting. Effective January 1, 2009, we adopted changes issued by the FASB on December 15, 2008 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to the acquisitions completed in the third quarter of 2009.
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
          On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of these changes had no impact on our consolidated financial statements. Also, this guidance was applied to the acquisitions completed in the third quarter of 2009.
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
          On January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities. These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an

Item 9B. Other Information.
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
          In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for us on October 1, 2009. We have determined that the adoption of these changes did not have an impact on our consolidated financial statements.
Issued Guidance
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
          We are a smaller reporting entity as defined in Rule 12b-2 of the Exchange Act and as such, are not required to provide the information required by Item 302 of Regulation S-K with respect to Supplementary Financial Information.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          On August 1, 2008, the firm of Murrell, Hall, McIntosh & Co. PLLP resigned as their operations had been acquired by Eide Bailly LLP. Effective December 8, 2008 the Audit Committee approved the engagement of Eide Bailly LLP as our independent registered public accounting firm.
          During 2009 and 2008, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.
Item 9A. Controls and Procedures.
          Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009. Our Chief Executive Officer and Chief Financial

Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.
          Internal Controls over Financial Reporting
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
          Our Executive Officer and Chief Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2009, concluded that our internal controls over financial reporting were effective as of December 31, 2009, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.
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

Item 9B. Other Information.
Departure of Executive Officer
          On March 25, 2010, Joseph Harroz, Jr. gave notice of his resignation as the President of Graymark Healthcare, Inc. effective June 30, 2010. Mr. Harroz has been appointed as the Dean of the College of Law at the University of Oklahoma effective July 1, 2010. Mr. Harroz will remain on our Board of Directors
Executive Compensation Arrangements
          In connection with Mr. Harroz resignation, on March 25, 2010, Mr. Harroz and the Company entered into the following arrangements:
•	Executed an agreement amending Mr. Harroz employment agreement with the Company and providing for:

•	Mr. Harroz to work on a half-time basis for one-half of his current base salary from April 1, 2010 through June 30, 2010;
•	Fully accelerated vesting on 112,500 shares of restricted stock as of March 25, 2010 (150,000 shares pursuant to 2 separate grants were scheduled to vest on July 23, 2010; it is expected that the 37,500 shares shall be forfeited upon termination of employment on June 30, 2010); and

•	Granted Mr. Harroz a bonus award of up to $140,000 payable upon successful completion by the Company of a Significant Transaction. Mr. Harroz need not be an employee at the time the bonus is paid. The bonus award must be paid, if at all, on or before December 31, 2010. For purposes of this award, a Significant Transaction shall mean a transaction deemed significant by the Board of Directors and including a financing transaction, whether equity or debt, or a merger and acquisition event.

•	A copy of the agreement is attached hereto as Exhibit 10.30.
On March 25, 2010, the Compensation Committee of the Board of Directors took the following actions:
•	Accelerated the 2010 grant of 100,000 shares of common stock to Stanton Nelson. This grant is the 2010 grant to Mr. Nelson pursuant to his employment agreement. Mr. Nelson has agreed not to transfer of dispose of the shares of common stock subject to this grant prior to October 9, 2010 the scheduled date for this grant. A copy of the stock award is made in substantially the form attached hereto as Exhibit 10.31.

•	Granted Mr. Nelson a bonus award of up to $300,000 payable upon successful completion by the Company of a Significant Transaction. The bonus award must be paid, if at all, on or before December 31, 2010. Mr. Nelson need not be an employee at the time the bonus is paid.
Annual Stockholders Meeting
          The 2010 Annual Meeting of Stockholders of Graymark Healthcare, Inc. will be held at 4:00 p.m on May 19, 2010.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2009 Proxy Statement”).
Item 11. Executive Compensation.
          The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.
Item 14. Principal Accounting Fees and Services
          The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Exhibits:

Exhibit No.	Description
3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.1 of Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.3+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.4+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.5+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.6+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.7+	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009.

4.8+	Stock Option Agreement issued to Mirador Consulting, Inc. with an effective date of September 1, 2009.

4.9+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

Exhibit No.	Description
4.10+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

4.11+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

10.1	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.2	Graymark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.3	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.3.1+	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement.

10.3.2+	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement.

10.4	Exchange Agreement between Registrant, SDC Holdings, LLC, SDOC Investors, LLC, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely, ApothecaryRx, LLC, Oliver RX Investors, LLC, Lewis P. Zeidner, Michael Gold, James A. Cox, and John Frick, dated October 29, 2007, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.5	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.6	Asset Purchase Agreement among ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenburg, dated January 3, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.7	Goodwill Protection Agreement between ApothecaryRx, LLC, Rambo Pharmacy, inc. and Norman Greenburg, dated January 12, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.8	Employment Agreement between ApothecaryRx, LLC and Aric Greenburg, dated January 17, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.9	Transition Agreement between ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenburg, dated January 17, 2008, is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

Exhibit No.	Description
10.10	Lease Agreement between ApothecaryRx, LLC and Rambo Pharmacy, Inc., dated January 12, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.11	Asset Purchase Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 8, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.12	Goodwill Protection Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 29, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.13	Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 2, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.13.1	First Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 23, 2008, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.13.2	Second Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated June 3, 2008, is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.14	Goodwill Protection agreement between ApothecaryRx, LLC, Edward Cox, Simpson Gold and Lawrence Horwitz, dated June 3, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.15	Employment Agreement between ApothecaryRx, LLC and Lawrence Horwitz, dated June 3, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.16	Employment Agreement between ApothecaryRx, LLC and Steven Feinerman, dated June 3, 2008, is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.17	Employment Agreement between ApothecaryRx, LLC and Edward Cox, dated June 3, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.18	Employment Agreement between ApothecaryRx, LLC and Simpson Gold, dated June 3, 2008, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

Exhibit No.	Description
10.19	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.20	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.21	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.24	Employment Agreement between Registrant and Rick D. Simpson, dated December 5, 2008, is incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.22	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.22.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.22.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10 Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.23	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on August 26, 2009.

10.23.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on August 26, 2009.

10.23.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by

Exhibit No.	Description
reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on September 16, 2009.

10.24	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on September 16, 2009.

10.25	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8 K/A filed with the U.S. Securities Exchange Commission on September 21, 2009.

10.26	Employment Agreement between Registrant and Grant A. Christianson, dated October 13, 2009, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.27	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.28	Amended and Restated Employment Agreement among the Registrant, Lewis P. Zeidner, and ApothecaryRx, LLC, dated October 13, 2009, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.29	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.30+	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010.

10.31+	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010.

21+	Subsidiaries of Registrant.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant.

+	Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: March 31, 2010
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
          Each person whose signature appears below in so signing also makes, constitutes and appoints Stanton Nelson, Joseph Harroz, Jr. and Grant A. Christianson, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ STANTON NELSON Stanton Nelson	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2010

/S/ JOSEPH HARROZ, JR. Joseph Harroz, Jr.	President and Director	March 31, 2010

/S/ GRANT A. CHRISTIANSON Grant A. Christianson	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2010

/S/ SCOTT MUELLER Scott Mueller	Director	March 31, 2010

/S/ S. EDWARD DAKIL, M.D. S. Edward Dakil, M.D.	Director	March 31, 2010

/S/ STEVEN L. LIST Steven L. List	Director	March 31, 2010

GRAYMARK HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm
To the Audit Committee, Board of Directors,
     and Shareholders of Graymark Healthcare, Inc.
We have audited the accompanying consolidated balance sheets of Graymark Healthcare, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly LLP
March 31, 2010
Minneapolis, Minnesota

GRAYMARK HEALTHCARE, INC.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and cash equivalents	$1,890,606	$15,380,310
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $9,959,027 and $13,142,913, respectively	11,479,366	13,312,157
Inventories	8,234,302	8,893,918
Other current assets	743,266	298,239

Total current assets	22,347,540	37,884,624

Property and equipment, net	6,311,161	5,014,176
Intangible assets, net	12,877,282	8,396,238
Goodwill	33,606,032	29,694,923
Other assets	725,262	343,669

Total assets	$75,867,277	$81,333,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$3,649,422	$6,111,783
Accrued liabilities	4,552,647	4,951,562
Short-term debt	195,816	565,190
Current portion of long-term debt	2,263,499	3,913,481

Total current liabilities	10,661,384	15,542,016
Long-term debt, net of current portion	45,910,194	43,248,053

Total liabilities	56,571,578	58,790,069

Equity:
Graymark Healthcare shareholders’ Equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,989,145 and 27,719,113 issued and outstanding, respectively	2,899	2,772
Paid-in capital	29,086,750	26,937,736
Accumulated deficit	(9,869,471)	(4,681,575)

Total Graymark Healthcare shareholders’ equity	19,220,178	22,258,933

Noncontrolling interest	75,521	284,628

Total equity	19,295,699	22,543,561

Total liabilities and shareholders’ equity	$75,867,277	$81,333,630

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues:
Product sales	$93,711,748	$84,030,972
Services	13,529,092	12,590,350

	107,240,840	96,621,322

Costs and Expenses:
Cost of sales	70,060,546	62,501,467
Cost of services	6,018,735	5,302,200
Selling, general and administrative	29,386,188	23,818,864
Change in accounting estimate	2,648,207	—
Depreciation and amortization	2,188,479	1,571,292

	110,302,155	93,193,823

Other (Expense):
Interest expense, net	(2,241,429)	(2,055,063)
Other expense	(45,854)	—

Net other (expense)	(2,287,283)	(2,055,063)

Income (loss) from continuing operations, before taxes	(5,348,598)	1,372,436
Provision for income taxes	—	(136,000)

Income (loss) from continuing operations, after taxes	(5,348,598)	1,236,436
Income from discontinued operations, net of income taxes	6,896	60,932

Net income (loss)	(5,341,702)	1,297,368
Less: Net income (loss) attributable to noncontrolling interests	(153,806)	552,970

Net income (loss) attributable to Graymark Healthcare	$(5,187,896)	$744,398

Earnings (loss) per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.18)	$0.03
Income from discontinued operations	0.00	0.00

Net income (loss) per share	$(0.18)	$0.03

Weighted average number of common shares outstanding	28,414,508	25,885,628

Weighted average number of diluted shares outstanding	28,414,508	26,102,841

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest
Balance, December 31, 2007	22,190,400	$2,219	$7,286,636	$(5,425,973)	$629,916

Issuance of common stock in connection with private placement offering	599,999	60	938,440	—	—
Issuance of common stock in connection with private placement offering	3,344,447	335	15,049,712	—	—
Issuance of commons stock for payment of convertible debt	750,000	75	749,925	—	—
Issuance of common stock in roll-up of minority interest holders	404,089	40	1,616,316	—	(617,645)
Issuance of common stock in connection with acquisition	130,435	13	899,987	—	—
Issuance of stock options in connection with acquisition	—	—	60,000	—	—
Cashless exercise of warrants	149,723	15	(15)	—	—
Stock—based compensation	150,000	15	336,735	—	—
Fractional shares from reverse stock split	20	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(378,266)
Net income	—	—	—	744,398	—
Net income attributable to noncontrolling interests	—	—	—	—	552,970
Income from discontinued operations attributable to noncontrolling interests	—	—	—	—	97,653

Balance, December 31, 2008	27,719,113	2,772	26,937,736	(4,681,575)	284,628

Issuance of common stock in connection with acquisition	752,795	75	1,543,925	—	—
Stock—based compensation	482,133	48	500,715	—	—
Stock—based professional services	—	—	104,378	—	—
Cashless exercise of warrants	35,104	4	(4)	—	—
Contributions from noncontrolling interests	—	—	—	—	41,250
Distributions to noncontrolling interests	—	—	—	—	(96,551)
Net loss	—	—	—	(5,187,896)	—
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(153,806)

Balance, December 31, 2009	28,989,145	$2,899	$29,086,750	$(9,869,471)	$75,521

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Operating activities:
Net income (loss)	$(5,187,896)	$744,398
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,188,479	1,571,292
Disposal of retired fixed assets	77,916	—
Net income (loss) attributable to noncontrolling interests	(153,806)	552,970
Income from discontinued operations attributable to noncontrolling interests	—	97,653
Stock based compensation	500,763	336,750
Stock based professional services	104,378	—
Changes in assets and liabilities (net of acquisitions) –
Accounts receivable	3,290,245	(6,109,268)
Inventories	737,974	(897,704)
Other assets	(784,013)	(232,990)
Accounts payable	(2,562,013)	1,688,459
Accrued liabilities	(886,957)	2,477,158

Net cash provided by (used in) operating activities	(2,674,930)	228,718

Investing activities:
Cash received from acquisitions	259,163	3,000
Purchase of businesses	(9,056,000)	(11,364,706)
Purchase of property and equipment	(1,380,954)	(1,521,460)

Net cash (used in) investing activities	(10,177,791)	(12,883,166)

Financing activities:
Issuance of common stock	—	15,988,547
Debt proceeds	5,407,901	13,396,867
Debt payments	(5,989,583)	(3,045,256)
Contributions from noncontrolling interests	41,250	—
Distributions to noncontrolling interests	(96,551)	(378,266)

Net cash provided by (used in) financing activities	(636,983)	25,961,892

Net change in cash and cash equivalents	(13,489,704)	13,307,444

Cash and cash equivalents at beginning of period	15,380,310	2,072,866

Cash and cash equivalents at end of period	$1,890,606	$15,380,310

Noncash Investing and Financing Activities:
Common stock and stock options issued in business acquisitions	$1,544,000	$960,000

Common stock issued in roll-up of minority interest holders	$—	$1,616,356

Seller-financing of acquisitions	$—	$4,272,593

Common stock issued for payment of convertible debt	$—	$750,000

Cash Paid for Interest and Income Taxes:
Interest expense	$2,442,000	$2,050,000

Income taxes	$39,000	$—

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
Note 1 – Nature of Business
          Graymark Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and is a diversified medical holding company that operates in two operating segments: Sleep Management Solutions (“SMS”) and ApothecaryRx. The Company’s first operating segment, SMS, is one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. The Company provides a comprehensive diagnosis and care management solution for patients suffering from sleep disorders. The Company’s second operating segment, ApothecaryRx, operates independent retail pharmacy stores selling prescription drugs, non-prescription drugs, and an assortment of general merchandise.
          Through SMS, the Company provides diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, the Company sells equipment and related supplies and components used to treat sleep disorders. The Company’s products and services are used primarily by patients with obstructive sleep apnea, or OSA. SMS sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment for obstructive sleep apnea. The Company’s sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. SMS sells CPAP devices and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are noncontrolling interest holders in some of the SMS’ testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
          Through our ApothecaryRx segment, the Company operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As of December 31, 2009, the Company owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. The Company has historically grown its pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. The Company’s acquired pharmacies have successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, ApothecaryRx independent pharmacies offer supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. ApothecaryRx pharmacies are located in mid-size, economically-stable communities and the Company believes that a significant amount of the value of our pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community.
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

          Revenue recognition –
          Sleep center services and product sales from our SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Revenues from some of our product sales are paid over a specified rental period, typically 10 to 13 months. The Company recognizes this revenue in the month the rental commitment is entered into along with a reserve for estimated returns. The Company’s newly acquired Somni business units, recognize the revenue on these sales as the monthly payments become due. The Company plans to adopt a unified revenue recognition practice for these transactions during 2010. Some of our services are provided under management service agreements and revenue from those agreements is recognized in the period services are provided. Other than services provided under a management service agreement, insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. The Company has established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
          The Company performs analysis to evaluate the net realizable value of accounts receivable on a quarterly basis. Specifically, the Company considers historical realization data, accounts receivable aging trends, other operating trends and relevant business conditions. Because of continuing changes in the health care industry and third-party reimbursement, it is possible that the Company’s estimates could change, which could have a material impact on its operations and cash flows.
          During the years ended December 31, 2009 and 2008, the Company’s revenue payer mix by operating segment was as follows:

	SMS		ApothecaryRx
	2009	2008	2009	2008
Managed care organizations	78%	94%	35%	40%
Medicaid / Medicare	18%	6%	50%	41%
Private-pay	4%	< 1%	15%	19%

          Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.
          Accounts receivable – Accounts receivable are reported net of allowances for contractual sales adjustments and uncollectible accounts of $9,959,027 and $13,142,913 as of December 31, 2009 and 2008, respectively. The majority of the Company’s accounts receivable are due from private insurance carriers, Medicaid / Medicare and other third party payors, as well as from customers under co-insurance and deductible provisions.
          The Company’s allowance for contractual adjustments and uncollectible accounts is primarily attributable to the Company’s SMS operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for sales adjustments that result from differences between the payment amounts received from customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, sales adjustments, and aging of accounts receivable.
          Approximately 37% of the Company’s accounts receivable are from Medicare and Medicaid programs and another 47% are due from major insurance companies. The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.
          Restricted cash – As of December 31, 2009, the Company had long-term restricted cash of $236,000 included in other current assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit. There was no restricted cash at December 31, 2008.
          Inventories – Inventories are stated at the lower of cost or market and include the cost of products acquired for sale. The Company accounts for inventories using the first in–first out method of accounting for substantially all of its inventories. Independent physical inventory counts are taken on a regular basis in each retail pharmacy store.
          Property and equipment – Property and equipment is stated at cost and depreciated using the straight line method to depreciate the cost of various classes of assets over their estimated useful lives. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Fully depreciated assets are written off against accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
          The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life
Equipment	5 to 7 years
Software	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	25 years or remaining lease period, whichever is shorter
Vehicles	3 to 5 years
          Goodwill and Intangible Assets – Goodwill and other indefinitely – lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

          Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
          Other Assets – Included in other assets is an investment in a non-controlled entity in the amount of $200,000. The Company accounts for this investment using the cost method which requires the investment to be recorded at cost plus any related guaranteed debt or other contingencies. Any earnings are recorded in the period received.
          Noncontrolling Interests – Noncontrolling interests in the results of operations of consolidated subsidiaries represents the noncontrolling shareholders’ share of the income or loss of the various consolidated subsidiaries. The noncontrolling interests in the consolidated balance sheet reflect the original investment by these noncontrolling shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less distributions made to these noncontrolling interest holders.
          Advertising Costs – Advertising and sales promotion costs are expensed as incurred. Advertising expense for 2009 and 2008 totaled $365,121 and $334,124, respectively.
          Vendor Allowances – In conjunction with certain pharmacy acquisitions, the Company has received advance discount payments from a vendor in amounts ranging from $150,000 to $300,000. These discounts were initially deferred and included in accrued liabilities on the accompanying consolidated balance sheet. The deferred amounts are each being amortized to reduce the cost of sales over the sixty month life of each discount agreement on a straight line basis. During 2009 and 2008, $710,052 and $571,834, respectively, of these discounts was amortized to reduce cost of sales. The remaining allowance in accrued liabilities was $2,015,448 and $2,726,500 as of December 31, 2009 and 2008, respectively.
          Acquisition Costs – Acquisition costs are charged directly to expense when incurred.
          Discontinued Operations – In conjunction with the Graymark Acquisition, management of the Company elected to discontinue its film production and distribution operations. As of December 31, 2009 and 2008, the Company’s discontinued operations had cash of approximately $120,000 and $107,000, respectively. As of December 31, 2008, the Company’s discontinued operations had accounts receivable of approximately $10,000. As of December 31, 2009 and 2008, the Company’s discontinued operations had accrued liabilities of approximately $32,000. The income and expense from the ongoing marketing and distribution of the current film assets is accounted for as discontinued operations.
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
          Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.
          Earnings (loss) per share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.
          Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. The amount of cash deposits as of December 31, 2009 and 2008 in excess of FDIC limits is approximately $423,000 and $12,919,000, respectively.
          Fair value of financial instruments – The recorded amounts of cash and cash equivalents, other receivables, and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgement and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at December 31, 2009 and 2008, the carrying amount of the Company’s borrowings approximates fair value.
          Stock options – The Company accounts for its stock option grants using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
          Subsequent events – The Company has evaluated subsequent events through the date the consolidated financial statements were issued on March 31, 2010.
          Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation, including the reclassification of deferred compensation expense associated with unvested stock grants from other assets to the current year presentation in which it is netted against additional paid-in capital.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
          On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP other than the manner in which new accounting guidance is referenced, and the adoption of these changes had no material impact on the Company’s consolidated financial statements.
          Fair Value Accounting – On June 30, 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no material impact on the Company’s consolidated financial statements.
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
          Business Combinations and Consolidation Accounting – On January 1, 2009, the Company adopted changes issued by the FASB to consolidation accounting and reporting. These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Other than the change in presentation of noncontrolling interests, the adoption of these changes had no impact on the Company’s consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.
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
          Other – On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before the Company’s consolidated financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the Company’s consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the Company’s consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.
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
Issued Guidance
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
Note 3 – Change in Accounting Estimate
          During the second quarter of 2009, the Company completed its quarterly analysis of the allowance for doubtful accounts based on historical collection trends for the Company’s SDC operating segment using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase operating expenses by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the year ended December 31, 2009.
Note 4 – Acquisitions
          During 2009 and 2008, the Company’s SMS operating segment made the following acquisitions:

			Amount
Acquisition	Business	Purchase	Financed by
Date	Acquired	Price	Seller
September 2009	Avastra Eastern Sleep Centers, Inc. (“Eastern”)	$4,700,000	$—
August 2009	somniTech, Inc. and somniCare, Inc. (“Somni”)	5,900,000
June 2008	Sleep Center of Waco, Ltd., Plano Sleep Center, Ltd. and Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
April 2008	Roll-up of noncontrolling interests in certain SMS sleep centers (“Minority”)	1,616,356	—

     The Company believes that the Somni and Eastern acquisitions solidify the Company as a national leader in quality sleep medicine. In addition, the Company expects to experience operational benefits from the Somni and Eastern acquisitions, including economies of scale and reduced overall overhead expenses.
     The acquisitions of Somni and Eastern included the acquisition of 100% of the outstanding common stock in Somni and Eastern and have been accounted for as business combinations under the acquisition method. Management has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets and liabilities assumed, and the amount of goodwill recognized as of the acquisition dates. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of the net identifiable assets acquired and goodwill. The goodwill related to Somni and Eastern is not expected to be deductible for tax purposes.
     At the time of the acquisitions, the fair values of the assets acquired and liabilities assumed were preliminarily determined to be the net book values previously recorded by Somni and Eastern. As of December 31, 2009, management has completed a preliminary internal valuation of the fair values of the assets acquired and liabilities assumed. Management expects that the final appraisals of Somni and Eastern could result in changes, however it is not anticipated that the final appraisal amounts will be materially different from those reflected at December 31, 2009.
     The results of operations from the businesses acquired have been included in the Company’s consolidated statement of operations prospectively from the date of acquisition. Purchase accounting was used to account for the 2008 acquisitions. Below is the purchase price allocation used to record each of these purchases:

	2009		2008
				Texas
	Somni	Eastern	Minority	Labs	Nocturna
Cash and cash equivalents	$225,774	$33,389	$—	$—	$—
Accounts receivable	1,002,334	455,120	—	481,187	210,664
Inventories	78,358	—	—	—	—
Other current assets	36,299	6,307	—	—	—

Total current assets	1,342,765	494,816	—	481,187	210,664

Property and equipment	1,060,362	157,109	—	1,707,978	289,651
Intangible assets	1,455,000	3,991,000	—	—	150,000
Goodwill	3,747,379	163,730	998,712	881,244	1,522,475

Total assets acquired	7,605,506	4,806,655	998,712	3,070,409	2,172,790

Noncontrolling interest in net tangible assets	—	—	617,644	—	—
Less: Liabilities assumed:
Accounts payable and accrued liabilities	548,197	39,497	—	—	—

	2009		2008
				Texas
	Somni	Eastern	Minority	Labs	Nocturna
Short-term debt	501,667	—	—	—	—
Long-term debt	655,642	67,158	—	2,110,409	—

Total liabilities assumed	1,705,506	106,655	—	2,110,409	—

Net assets acquired	5,900,000	4,700,000	1,616,356	960,000	2,172,790
Less — seller financing	—	—	—	—	(726,190)
Less — common stock issued	—	(1,544,000)	(1,616,356)	(960,000)	—

Cash paid for business	$5,900,000	$3,156,000	$—	$—	$1,446,600

     The following tables provide a rollforward of the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Somni and Eastern acquisitions to the adjusted preliminary amounts as of December 31, 2009:

	Preliminary	Purchase	Current
	Amount	Accounting	Preliminary
	Recorded	Adjustments	Allocation
Somni

Cash and cash equivalents	$225,774	$—	$225,774
Accounts receivable	1,176,233	(173,899)	1,002,334
Inventories	78,358	—	78,358
Other current assets	6,268	30,031	36,299

Total current assets	1,486,633	(143,868)	1,342,765

Property and equipment	1,060,362	—	1,060,362
Intangible assets	—	1,455,000	1,455,000
Goodwill	4,930,761	(1,183,382)	3,747,379
Other assets	27,711	(27,711)	—

Total assets acquired	7,505,467	100,039	7,605,506

Less: Liabilities assumed:
Accounts payable and accrued liabilities	448,158	100,039	548,197
Short-term debt	501,667	—	501,667
Long-term debt	655,642	—	655,642

Total liabilities assumed	1,605,467	100,039	1,705,506

Net assets acquired	$5,900,000	$—	$5,900,000

Eastern

Cash and cash equivalents	$33,389	$—	$33,389
Accounts receivable	805,120	(350,000)	455,120
Other current assets	167,087	(160,780)	6,307

Total current assets	1,005,596	(510,780)	494,816

Property and equipment	157,109	—	157,109
Intangible assets	—	3,991,000	3,991,000
Goodwill	3,657,557	(3,493,827)	163,730

Total assets acquired	4,820,262	(13,607)	4,806,655

Less: Liabilities assumed:
Accrued liabilities	53,104	(13,607)	39,497
Long-term debt	67,158	—	67,158

Total liabilities assumed	120,262	(13,607)	106,655

Net assets acquired	$4,700,000	$—	$4,700,000

     The purchase price adjustments related primarily to the preliminary internal valuation of intangible assets and continued evaluation of accounts receivable and accrued liabilities.
     During 2008, the Company’s ApothecaryRx operating segment made the following acquisitions:

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
     The results of operations from the businesses acquired have been included in the Company’s consolidated statement of operations prospectively from the date of acquisition. Purchase accounting was used to account for all of these 2008 acquisitions. Below is the purchase price allocation used to record each of these purchases:

	2008
	Rambo	Thrifty	Newt’s	Professional	Parkway	Hardamon
Cash	$1,000	$—	$—	$—	$2,000	$—
Accounts receivable	7,027	—	3,626	1,412	13,706	—
Inventory	350,537	161,950	395,546	398,982	2,346,569	103,960

Total current assets	358,564	161,950	399,172	400,394	2,362,275	103,960

Property and equipment	33,683	—	7,500	5,000	113,812	—
Intangible assets	973,990	662,960	462,209	162,415	1,062,636	149,402
Goodwill	1,192,327	—	512,185	375,000	3,822,275	—

Net assets acquired	2,558,564	824,910	1,381,066	942,809	7,360,998	253,362

Less — seller financing	(1,020,215)	(99,444)	(486,209)	(263,100)	(1,489,814)	(44,821)

Cash paid for business	$1,538,349	$725,466	$894,857	$679,709	$5,871,184	$208,541

     During 2009, the Company recorded expenses of $497,000 related to costs incurred in the acquisition of Somni and Eastern. The acquisition costs were primarily related to legal and professional fees and other costs incurred in performing due diligence.
     The amounts of Somni’s and Eastern’s revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2009, and the revenue and earnings of the combined entity had the acquisition dates for all 2009 and 2008 acquisitions been January 1, 2009, or January 1, 2008, are as follows:

	Revenues	Earnings
Actual:
Somni from 8/24/2009 to 12/31/2009	$3,328,000	$100,000

Eastern from 9/14/2009 to 12/31/2009	$690,000	$260,000

Supplemental Pro Forma:
2009	$115,678,000	$(3,896,000)

2008	$119,433,000	$3,727,000

Pro forma net income (loss) per common share (basic and diluted) from net income (loss) attributable to Graymark
Healthcare, Inc.:
2009		$(0.13)

2008		$0.14

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. Net income (loss) per share was calculated assuming the common stock issued in the Eastern acquisition was retroactively issued on January 1, 2009, or January 1, 2008.
Note 5 — Property and Equipment
     Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2009 and 2008:

	2009	2008
Equipment	$4,849,083	$4,138,567
Furniture and fixtures	1,066,362	590,079
Software	530,433	101,446
Vehicles	288,646	233,452
Leasehold improvements	1,701,927	1,023,667

	8,436,451	6,087,211

Accumulated depreciation	(2,125,290)	(1,073,035)

	$6,311,161	$5,014,176

     Depreciation expense for the years ended December 31, 2009 and 2008 was $1,223,525 and $734,592, respectively.
Note 6 — Goodwill and Other Intangibles
     Changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2009 and 2008 were as follows:

	SMS	ApothecaryRx	Total
December 31, 2007	$13,203,354	$7,044,551	$20,247,905

Business acquisitions	2,403,719	5,901,787	8,305,506
Contingent purchase payment	—	142,800	142,800
Purchase of minority interests	998,712	—	998,712

December 31, 2008	16,605,785	13,089,138	29,694,923

Business acquisitions	3,911,109	—	3,911,109

December 31, 2009	$20,516,894	$13,089,138	$33,606,032

          As of December 31, 2009, the Company had $33.6 million of goodwill resulting from business acquisitions. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
          The Company’s evaluation of goodwill completed during 2009 and 2008 resulted in no impairment losses.
          Intangible assets as of December 31, 2009 and 2008 include the following:

	Useful	2009			2008
	Life	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
SMS:
Customer relationships	Indefinite	$3,870,000	$—	$3,870,000	$—	$—	$—
Customer relationships	8 — 15	1,450,000	(111,031)	1,338,969	480,000	(61,334)	418,666
Covenants not to compete	3—15	295,000	(76,525)	218,475	100,000	(19,444)	80,556
Trademark	10—15	271,000	(12,644)	258,356	50,000	(1,944)	48,056
Payor contracts	15	190,000	(4,222)	185,778	—	—	—
ApothecaryRx:
Customer files	5—15	7,587,717	(1,246,879)	6,340,838	7,587,717	(724,762)	6,862,955
Covenants not to compete	3—5	1,514,065	(849,199)	664,866	1,514,065	(528,060)	986,005

Total		$15,177,782	$(2,300,500)	$12,877,282	$9,731,782	$(1,335,544)	$8,396,238

          As part of the acquisition of Eastern, the Company acquired a management service agreement (“MSA”) which provides for certain rights to the earnings of Eastern for an initial ten year period. The MSA also has renewal options at the end of the initial term. The MSA is essentially a contract from which the Company expects to earn cash flow for the foreseeable future. Given that Eastern is a going concern, the Company considers the MSA to have an indefinite life. As of December 31, 2009, the MSA had a recorded value of $3,870,000.
          Amortization expense for the years ended December 31, 2009 and 2008 was $964,955 and $836,700, respectively. Amortization expense for the next five years related to theses intangible assets is expected to be as follows:

2010	$988,248
2011	978,303
2012	859,734
2013	706,330
2014	668,643

Note 7 — Other Assets:
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
          In January 2009, the Company was provided with documentation from the Fund referencing tax credits which are immediately available to the Company in the amount of approximately $400,000. The tax credits expire in 2011.
Note 8 — Borrowings
          The Company’s borrowings by operating segment as of December 31, 2009 and 2008 are as follows:

		Maturity
	Rate (1)	Date	2009	2008
SMS:
Senior bank debt	5%	May 2014	$12,596,375	$12,596,375
Bank line of credit	5%	June 2014—Aug. 2015	9,002,341	4,082,169
Sleep center working capital notes payable	3.25—8.75%	Jan. 2010—July 2012	467,835	716,074
Seller financing, matured			—	490,078
Notes payable on equipment	6—14%	Apr. 2012—Dec. 2013	570,947	399,686
Notes payable on vehicles	2.9—3.9%	Nov. 2012—Dec. 2013	104,764	133,511
Capital leases	11.4%	Nov. 2010	81,314	160,480
Short-term insurance premium financing	7.5%	Sept. 2010	68,316	—
Short-term equipment leases			—	75,112

			22,891,892	18,653,485

ApothecaryRx:
Senior bank debt	5%	May 2014	17,403,625	17,403,625
Bank line of credit	5%	July 2014—Dec. 2014	5,394,594	5,394,894
Seller financing	4.31—7.625%	Jan. 2010—June 2011	2,015,495	5,164,611
Non-compete agreements	0.0—7.625%	Jan. 2012—Nov. 2013	663,903	1,110,109

			25,477,617	29,073,239

Total borrowings			48,369,509	47,726,724

Less:
Short-term debt			(195,816)	(565,190)
Current portion of long-term debt			(2,263,499)	(3,913,481)

Long-term debt			$45,910,194	$43,248,053

(1)	Effective rate as of December 31, 2009
          In May 2008 and as amended in May 2009, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings and ApothecaryRx. The Term Loan and the Acquisition Line bear interest at the prime rate as reported in the Wall Street Journal or the floor rate of 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
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
If the Company were to acquire another company or its business, the net income of the acquired company and the Company’s debt service associated with acquiring the company may both be excluded from the Debt Service Coverage Ratio, at the option of the Company.
          As noted above, commencing with the calendar quarter ending June 30, 2010, we are required to maintain a Debt Service Coverage Ration of 1.25 to 1. As of December 31, 2009, our Debt Service Coverage Ratio is 0.8 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. The Company is currently in discussions with Arvest Bank on several issues related to the Company’s current loan agreement, including waiving the Debt Service Coverage Ratio. It is not likely that the Company will achieve compliance by June 30, 2010 and there is no assurance that Arvest Bank will waive the requirement.
          As of December 31, 2009, there is $30 million outstanding on the Term Loan consisting of $12,596,375 to the Company’s SMS operating segment and $17,403,625 to the Company’s ApothecaryRx operating segment. As of December 31, 2009, there is $14,396,935 outstanding on the Acquisition Line consisting of $9,002,341 to the Company’s SMS operating segment and $5,394,594 to the Company’s ApothecaryRx operating segment. As of December 31, 2009, there is approximately $603,000 available under the Acquisition Line.
          SDC Holdings has entered into various notes payable to banks to supplement the working capital needs of its individual sleep centers. The amount owed under these notes at December 31, 2009 of $467,835 bears interest at variable rates ranging from 0.0% to 1.5% above the prime rate as published in the Wall Street Journal except for one note which bears interest at a fixed rate of 8.75%. The Company is required to make monthly payments of principal and interest totaling $29,828. The notes mature on varying dates from January 31, 2010 to July 5, 2012.

          SDC Holdings has entered into various notes payable for the purchase of sleep diagnostic equipment. The balance owed at December 31, 2009 of $570,947 is comprised of three notes with that bear interest at fixed rates ranging from 6% to 14%. The Company is required to make monthly payments of principal and interest totaling $14,135. The notes mature on varying dates from April 2012 to December 2013.
          SDC Holdings has entered various notes payable for the purchase of vehicles. Under the terms of the notes, the Company is required to make monthly principal and interest payments totaling $2,732. The notes mature on various dates from November 17, 2012 to December 22, 2013.
          SDC Holdings has entered various capital leases for the purchase of equipment. Under the terms of the leases, the Company is required to make monthly principal and interest payments totaling $7,248. The leases mature on various dates from November 23, 2010.
          SDC Holdings has entered into a short-term premium financing arrangement for its employee and officer liability coverage. The financing arrangement bears interest at 7.5% and matures in September 2010.
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
          At December 31, 2009, future maturities of long-term debt were as follows:

2010	$2,263,499
2011	3,083,969
2012	5,454,699
2013	6,003,343
2014	27,870,052
Thereafter	3,498,131
Note 9 — Operating Leases
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
          The Company’s rental expense for operating leases in 2009 and 2008 was $2,791,091 and $1,876,865, respectively.
          Following is a summary of the future minimum lease payments under operating leases as of December 31, 2009:

2010	$2,988,460
2011	2,221,673
2012	1,662,438
2013	1,300,535
2014	817,842
Thereafter	3,490,975

Total	$12,481,923

Note 10 — Income Taxes
          The income tax provision for the years ended December 31, 2009 and 2008 consists of:

	2009	2008
Current provision	$—	$136,000
Deferred benefit	(2,273,000)	(9,660,000)
Change in beginning of year valuation allowance	2,273,000	9,660,000

Total	$—	$136,000

          Deferred income tax assets and liabilities as of December 31, 2009 and 2008 are comprised of:

	2009	2008
Deferred income tax assets:
Current:
Accounts receivable	$289,000	$58,000
Accrued liabilities	51,000	—
Net operating loss carryforwards	—	76,000

	340,000	134,000
Valuation allowance	(57,000)	—

Total current deferred tax assets	283,000	134,000

Long-term:
Goodwill	9,025,000	9,342,000
Net operating loss carryforwards	3,231,000	902,000
State tax credit carryforwards	400,000	400,000
Intangible assets	278,000	—
Acquisition costs	104,000	110,000
Stock awards	79,000	—

	13,117,000	10,754,000
Valuation allowance	(12,560,000)	(10,344,000)

Total long-term deferred tax assets	557,000	410,000

Deferred income tax liabilities:
Current:
Tax accounting changes	283,000	486,000

Long-term:
Fixed assets, net	557,000	58,000

Deferred tax asset, net	$—	$—

          The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2009 and 2008 follows:

	2009	2008
Beginning valuation allowance	$10,344,000	$684,000
Change in valuation allowance	2,273,000	9,660,000

Ending valuation allowance	$12,617,000	$10,344,000

          The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2009	2008
Federal statutory rate	35.0%	35.0%
Change in valuation allowance	(43.8)	(38.9)
State tax, net	—	6.6
Other	8.8	13.9

Effective income tax rate	—%	16.6%

          At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $9,231,000, expiring at various dates through 2024. Approximately $3,012,000 of the Company’s net operating loss carryforwards are subject to an annual limitation of approximately $218,000.
          During the years ended December 31, 2009 and 2008, the Company had income from discontinued operations of $6,896 and $60,932, respectively, which was net of income taxes of $ — and $72,000, respectively.
          The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2003 and later tax returns are still subject to examination.
Note 11 — Capital Structure
          During the years ended December 31, 2009 and 2008, the holders of certain placement agent warrants exercised their warrants. These warrants were exercisable for the purchase of 66,242 and 224,638 shares, respectively, of common stock and were issued in connection with our 2003 and 2008 private placements and convertible note conversion. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the exercise price ranging from $1.10 to $5.50 per share. The Company issued 35,104 and 149,723 shares, respectively, of common stock pursuant to these warrant exercises. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
          On September 14, 2009, the Company completed the Eastern acquisition. In connection with this acquisition, the Company issued 752,795 shares of common stock shares for $1,544,000 (or $2.05 per share) as a portion of the purchase price consideration. In connection with the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
          On June 4, 2008, the Company completed a private placement of common stock and issued 3,344,447 shares of common stock. The proceeds of the private placement offering were $15,050,047 ($4.50 per share). In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
          On June 1, 2008, the Company completed the Texas Labs acquisition. In connection with this acquisition, the Company issued 130,435 shares of common stock shares for $900,000 (or $6.90 per share) as a portion of the purchase consideration. In connection with the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.
          On March 13, 2008, the Company’s board of directors approved a reverse split of the Company’s common stock at a ratio of 1 for 5 shares. The effective date of the reverse split was set as April 11, 2008. The effect of the reverse split reduced the Company’s outstanding shares of common stock from 117,701,997 to 23,540,399 shares as of the date of the reverse split.
          In January 2008, the Company completed the private placement offering of 2,999,996 shares of common stock(599,999 shares after giving effect to 1 for 5 reverse split) for gross proceeds of $1,050,000 or $0.35 per share ($1.75 per share after giving effect to 1 for 5 reverse split). Viewtrade Securities, Inc. (“Viewtrade”) served as the placement agent and received sales commissions of $80,000 (10% of the gross proceeds; excluding $250,000 not sold by the placement agent), a non-accountable expense allowance of $31,500 (3% of the gross proceeds) and common stock purchase warrants exercisable for the purchase of 450,000 shares of common stock at $0.385 each (90,000 shares at $1.93 after giving effect to 1 for 5 reverse split). The fair value of each warrant issued was estimated on the date of issuance using the Black-Scholes option pricing model. The fair value of the warrants was based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share. The fair value of the warrants was estimated to be approximately $141,000. The issuance of the warrants to the underwriter resulted in additional paid-in capital of $141,000 related to the services performed by the underwriter in conjunction with the private placement offering which was offset by a reduction of paid-in capital of $141,000 related to the payment for those services which is included in offering costs.
Note 12 — Stock Options and Warrants
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
          The assumptions used to value the option and warrant grants are as follows:

	2009	2008
Expected life (in years)	1.0—3.5	3.5—5.0
Volatility	55%	38—46%
Risk free interest rate	0.4—2.0%	3.5—4.0%
Dividend yield	—%	—%

          Information with respect to stock options and warrants outstanding follows:

		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2007	1,064,650	$7.15

Granted – warrants	202,500	1.47
Granted – options	164,091	4.02
Exercised – warrants	(224,638)	(3.01)
Forfeited – warrants	(596,000)	(10.00)
Forfeited – options	(20,000)	(6.25)

Outstanding at December 31, 2008	590,603	3.04

Granted – warrants	100,000	2.05
Granted – options	232,860	3.14
Exercised – warrants	(66,242)	1.65
Forfeited – options	(30,358)	5.24

Outstanding at December 31, 2009	826,863	$2.98

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	at 12/31/09	Life (Years)	Price	at 12/31/09	Price
$1.01 to $3.00	553,130	2.4	$2.40	483,603	$2.42
$3.01 to $5.00	232,195	2.3	3.90	232,195	3.90
$5.01 to $7.00	41,538	0.9	5.54	41,538	5.54

Total	826,863			757,336

          The fair value of the 232,860 and 164,091 options issued in 2009 and 2008 was estimated to be approximately $103,000 and $244,000, respectively. The value of the options is recorded as compensation expense or, in the case of non-employee third parties, as professional services expense over the requisite service period which equals the vesting period of the options. Compensation expense related to stock options was $39,000 and $244,000 during 2009 and 2008, respectively. During 2009, the Company recorded $14,581 in professional services fees for options issued to an investor relations firm.
          During 2009, the Company issued 100,000 warrants to Viewtrade for the performance of financial services. The fair value of the warrants was estimated to be approximately $87,000 and was recorded as professional services expense over the vesting period in 2009.
          The options and warrants outstanding and options and warrants exercisable as of December 31, 2009 and 2008 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares. As of December 31, 2009, there was approximately $52,000 of unrecognized compensation expense related to unvested stock options.

          Information with respect to the Company’s restricted stock awards follows:

		Weighted
		Average
		Grant Date
Unvested Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2007	—	$—

Granted	150,000	1.90
Vested	(20,000)	3.85

Unvested at December 31, 2008	130,000	1.60

Granted	702,669	1.94
Vested	(287,669)	1.96
Forfeited	(120,000)	1.68

Unvested at December 31, 2009	425,000	$1.90

          During 2009 and 2008, the Company issued 702,669 and 150,000, respectively, restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $1,365,704 and $285,000, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award. During 2009 and 2008, the Company recorded compensation expense related to stock grant awards of approximately $682,000 and $93,000, respectively. As of December 31, 2009 and 2008, the Company has unrecognized compensation expense associated with the stock grants, options and warrants of approximately $754,000 and $192,000, respectively.
Note 13 – Segment Information
          The Company operates in two reportable business segments: SMS and ApothecaryRx. The SMS operating segment provides diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, the Company sells equipment and related supplies and components used to treat sleep disorders. The ApothecaryRx operating segment operates retail pharmacy stores throughout the central United States. The Company’s film production and distribution activities are included in discontinued operations. The Company’s remaining operations which primarily involve administrative activities associated with operating as a public company are identified as “Other.”
          Reportable business segment information for the years ended December 31, 2009 and 2008 follows:

		Apothecary	Discontinued
	SMS	Rx	Operations	Other	Total
2009:
Sales to external customers	$17,571,539	$89,669,301	$—	$—	$107,240,840
Segment operating profit (loss)	(4,121,932)	1,992,005	—	(3,218,671)	(5,348,598)
Income from discontinued operations, net of taxes	—	—	6,896	—	6,896
Depreciation and amortization	1,069,580	1,114,347	—	4,552	2,188,479
Interest expense (income), net	1,049,515	1,334,559	—	(142,645)	2,241,429
Change in accounting estimate	2,648,207	—	—	—	2,648,207
Noncontrolling interests	(153,806)	—	—	—	(153,806)
Income tax expense (benefit)	—	—	—	—	—
Segment assets	36,863,976	37,399,351	120,150	1,483,800	75,867,277
Capital expenditures	1,003,051	263,336	—	114,567	1,380,954

		Apothecary	Discontinued
	SMS	Rx	Operations	Other	Total
2008:
Sales to external customers	$15,292,164	$81,329,158	$—	$—	$96,621,322
Segment operating profit (loss)	2,412,833	881,691	—	(1,922,088)	1,372,436
Income from discontinued operations, net of taxes	—	—	60,932	—	60,932
Depreciation and amortization	595,214	972,665	—	3,413	1,571,292
Interest expense (income), net	870,806	1,358,882	—	(174,625)	2,055,063
Noncontrolling interests	552,970	—	—	—	552,970
Income tax expense (benefit)	309,000	146,000	—	(319,000)	136,000
Segment assets	28,743,861	39,944,929	117,135	12,527,705	81,333,630
Capital expenditures	1,130,341	386,444	—	4,675	1,521,460
Note 14 – Related Party Transactions
          As of December 31, 2009 and 2008, the Company had approximately $0.7 million and $12.8 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. In addition, the Company’s SMS operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $193,000 and $189,000 at December 31, 2009 and 2008, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., the Company’s president. Mr. Nelson also serves as a director of Valliance Bank.
          The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the years ended December 31, 2009 and 2008, the Company incurred approximately $132,000 and $31,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
          During 2009, the Company paid Specialty Construction Services, LLC approximately $255,000, primarily for construction of leasehold improvements at our Norman, Oklahoma facility. During 2008, the Company paid Specialty Construction Services, LLC approximately $126,000 to construct the leasehold improvements at our and SDC Holding’s offices in Oklahoma City. Non-controlling interests in Specialty Construction Services, LLC are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our Chief Executive Officer.
          During the years ended December 31, 2009 and 2008, the Company paid approximately $24,000 and $25,000, respectively, to R.T. Oliver Investments, Inc. for air travel expenses. Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, controls R.T. Oliver Investments, Inc. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in R.T. Oliver Investments, Inc.
          The corporate offices of the Company’s Somni business units are occupied under a 60-month lease with Tripod, L.L.C. (“Tripod”), requiring monthly rental payments of $14,719; the lease matures on September 30, 2011. Dr. Steven Hull, the president of the Somni business units, has an ownership interest in Tripod. During the year ended December 31, 2009, the Company incurred $58,875 in lease expense under the terms of the lease.

Note 15 – Earnings (Loss) per Share
          Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share. The computation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Net income (loss) from continuing operations	$(5,194,792)	$683,466

Basic weighted-average common shares	28,414,508	25,885,628
Effect of dilutive securities:
Stock options and warrants	—	217,213

Diluted potential common shares	28,414,508	26,102,841

Earnings (loss) per share from continuing operations:
Basic	$(0.18)	$0.03

Diluted	$(0.18)	$0.03

Net income (loss) from discontinued operations	$6,896	$60,932

Basic weighted-average common shares	28,414,508	25,885,628
Effect of dilutive securities:
Stock options and warrants	—	217,213

Diluted potential common shares	28,414,508	26,102,841

Earnings (loss) per share from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

          The dilutive potential common shares on options and warrants is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.
          The following securities were not included in the computation of diluted earnings (loss) per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2009	2008
Stock options and warrants	826,863	64,538
Note 16 – Subsequent Event
          On February 25, 2010, the Company issued a total of 80,000 shares in restricted stock grant awards to the Company’s independent directors and one employee. The fair value of the restricted stock grant awards was $96,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance.
          On March 25, 2010, the Company’s president Joseph Harroz, Jr. gave notice of his resignation as the President of Graymark Healthcare, Inc. effective June 30, 2010. Mr. Harroz will remain on the Company’s Board of Directors. In connection with Mr. Harroz resignation, on March 25, 2010, Mr. Harroz and the Company entered into the following arrangements:
•	Executed an agreement amending Mr. Harroz employment agreement with the Company and providing for:
•	Mr. Harroz to work on a half-time basis for one-half of his current base salary from April 1, 2010 through June 30, 2010;

•	Fully accelerated vesting on 112,500 shares of restricted stock as of March 25, 2010 (150,000 shares pursuant to 2 separate grants were scheduled to vest on July 23, 2010; it is expected that the 37,500 shares shall be forfeited upon termination of employment on June 30, 2010); and

•	Granted Mr. Harroz a bonus award of up to $140,000 payable upon successful completion by the Company of a Significant Transaction. Mr. Harroz need not be an employee at the time the bonus is paid. The bonus award must be paid, if at all, on or before December 31, 2010. For purposes of this award, a Significant Transaction shall mean a transaction deemed significant by the Board of Directors and including a financing transaction, whether equity or debt, or a merger and acquisition event.
          On March 25, 2010, the Compensation Committee of the Board of Directors took the following actions:
•	Accelerates the 2010 grant of 100,000 shares of common stock to Stanton Nelson. This grant is the 2010 grant to Mr. Nelson pursuant to his employment agreement. Mr. Nelson has agreed not to transfer or dispose of the shares of common stock subject to this grant prior to October 9, 2010 the scheduled date for this grant.

•	Granted Mr. Nelson a bonus award of up to $300,000 payable upon successful completion by the Company of a Significant Transaction. The bonus award must be paid, if at all, on or before December 31, 2010. Mr. Nelson need not be an employee at the time the bonus is paid.

Exhibit Index

Exhibit No.	Description
3.1	Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.1 of Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

4.2+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.3+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.4+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.5+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.6+	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007.

4.7+	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009.

4.8+	Stock Option Agreement issued to Mirador Consulting, Inc. with an effective date of September 1, 2009.

4.9+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

4.10+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

4.11+	Stock Option Agreement issued to Mirador Consulting, Inc. dated November 1, 2009.

10.1	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.2	Graymark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the Commission on January 9, 2004.

10.3	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

Exhibit No.	Description
10.3.1+	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement.

10.3.2+	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement.

10.4	Exchange Agreement between Registrant, SDC Holdings, LLC, SDOC Investors, LLC, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely, ApothecaryRx, LLC, Oliver RX Investors, LLC, Lewis P. Zeidner, Michael Gold, James A. Cox, and John Frick, dated October 29, 2007, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.5	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.6	Asset Purchase Agreement among ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenburg, dated January 3, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.7	Goodwill Protection Agreement between ApothecaryRx, LLC, Rambo Pharmacy, inc. and Norman Greenburg, dated January 12, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.8	Employment Agreement between ApothecaryRx, LLC and Aric Greenburg, dated January 17, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.9	Transition Agreement between ApothecaryRx, LLC, Rambo Pharmacy, Inc. and Norman Greenburg, dated January 17, 2008, is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.10	Lease Agreement between ApothecaryRx, LLC and Rambo Pharmacy, Inc., dated January 12, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 29, 2008.

10.11	Asset Purchase Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 8, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

10.12	Goodwill Protection Agreement between ApothecaryRx, LLC and Thrifty Drug Stores, Inc., dated February 29, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 6, 2008.

Exhibit No.	Description
10.13	Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 2, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.13.1	First Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated May 23, 2008, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.13.2	Second Amendment to Pharmacy Purchase Agreement between ApothecaryRx, LLC, Rehn-Huerbinger Drug Co., 666 Drug Co., Wilmette-Huerbinger Drug Co., Edward Cox, Simpson Gold, Lawrence Horwitz, and Steven Feinerman, dated June 3, 2008, is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.14	Goodwill Protection agreement between ApothecaryRx, LLC, Edward Cox, Simpson Gold and Lawrence Horwitz, dated June 3, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.15	Employment Agreement between ApothecaryRx, LLC and Lawrence Horwitz, dated June 3, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.16	Employment Agreement between ApothecaryRx, LLC and Steven Feinerman, dated June 3, 2008, is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.17	Employment Agreement between ApothecaryRx, LLC and Edward Cox, dated June 3, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.18	Employment Agreement between ApothecaryRx, LLC and Simpson Gold, dated June 3, 2008, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

10.19	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.20	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.21	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

Exhibit No.	Description
10.24	Employment Agreement between Registrant and Rick D. Simpson, dated December 5, 2008, is incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.22	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.22.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.22.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10 Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.23	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on August 26, 2009.

10.23.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on August 26, 2009.

10.23.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on September 16, 2009.

10.24	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities Exchange Commission on September 16, 2009.

10.25	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8 K/A filed with the U.S. Securities Exchange Commission on September 21, 2009.

Exhibit No.	Description
10.26	Employment Agreement between Registrant and Grant A. Christianson, dated October 13, 2009, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.27	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.28	Amended and Restated Employment Agreement among the Registrant, Lewis P. Zeidner, and ApothecaryRx, LLC, dated October 13, 2009, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8 K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.29	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.30+	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010.

10.31+	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010.

21+	Subsidiaries of Registrant.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant.

+	Filed herewith.