Form 10-Q
period 2010-03-31
Graymark Healthcare, Inc.
filed 2010-05-14
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 14, 2010, 28,987,514 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010
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
 i

PART I. FINANCIAL INFORMATION
Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements.
     The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009, the Consolidated Condensed Statements of Operations for the three month periods ended March 31, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,350,221	$1,890,606
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $8,374,516 and $9,959,027, respectively	10,592,057	11,479,366
Inventories	8,278,991	8,234,302
Other current assets	1,453,678	743,266

Total current assets	21,674,947	22,347,540

Property and equipment, net	6,041,918	6,311,161
Intangible assets, net	12,626,471	12,877,282
Goodwill	33,606,032	33,606,032
Other assets	435,563	725,262

Total assets	$74,384,931	$75,867,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,575,964	$3,649,422
Accrued liabilities	4,441,525	4,552,647
Short-term debt	46,120	195,816
Current portion of long-term debt	1,839,154	2,263,499

Total current liabilities	10,902,763	10,661,384

Long-term debt, net of current portion	45,558,673	45,910,194

Total liabilities	56,461,436	56,571,578
Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,957,514 and 28,989,145 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,896	2,899
Paid-in capital	29,393,797	29,086,750
Accumulated deficit	(11,507,920)	(9,869,471)

Total Graymark Healthcare shareholders’ equity	17,888,773	19,220,178
Noncontrolling interest	34,722	75,521

Total equity	17,923,495	19,295,699

Total liabilities and shareholders’ equity	$74,384,931	$75,867,277

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Net Revenues:
Product sales	$22,932,489	$22,685,256
Services	4,672,985	2,786,137

	27,605,474	25,471,393

Costs and Expenses:
Cost of sales	17,024,730	16,553,540
Cost of services	1,452,600	1,075,420
Selling, general and administrative	9,343,943	6,803,354
Depreciation and amortization	607,432	514,439

	28,428,705	24,946,753

Other Income (Expense):
Interest expense, net	(594,531)	(520,874)

Income (loss) from continuing operations, before taxes	(1,417,762)	3,766
Benefit (provision) for income taxes	(47,986)	—

Income (loss) from continuing operations, net of taxes	(1,465,748)	3,766
Discontinued operations, net of taxes	—	2,197

Net income (loss)	(1,465,748)	5,963
Less: Net income (loss) attributable to noncontrolling interests	(40,799)	(13,750)

Net income (loss) attributable to Graymark Healthcare	$(1,424,949)	$19,713

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.05)	$0.00
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.05)	$0.00

Average common shares outstanding	29,011,675	28,103,446
Dilutive effect of stock warrants and options	—	14,277

Average common shares outstanding assuming dilution	29,011,675	28,117,723

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Operating activities:
Net income (loss)	$(1,424,949)	$19,713
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	607,432	514,439
Noncontrolling interests	(40,799)	(13,750)
Stock-based compensation	307,044	96,256
Changes in assets and liabilities -
Accounts receivable	673,809	988,422
Inventories	(44,689)	443,200
Other assets	(420,713)	(26,434)
Accounts payable	926,542	(2,064,116)
Accrued liabilities	(111,122)	(539,296)

Net cash provided by (used in) operating activities	472,555	(581,566)

Investing activities:
Purchase of property and equipment	(96,288)	(475,201)
Disposal of property and equipment	8,910	—

Net cash (used in) investing activities	(87,378)	(475,201)

Financing activities:
Debt proceeds	12,614	247,451
Debt payments	(938,176)	(1,039,737)
Distributions to noncontrolling interests, net of contributions	—	(4,546)

Net cash (used in) financing activities	(925,562)	(796,832)

Net change in cash and cash equivalents	(540,385)	(1,853,599)
Cash and cash equivalents at beginning of period	1,890,606	15,380,310

Cash and cash equivalents at end of period	$1,350,221	$13,526,711

Cash Paid for Interest and Income Taxes:
Interest expense	$635,609	$573,919

Income taxes	$38,375	$38,900

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended March 31, 2010 and 2009
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
     Through our ApothecaryRx segment, the Company operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As of March 31, 2010, the Company owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. The Company has historically grown its pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. The Company’s pharmacies have successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, ApothecaryRx independent pharmacies offer supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. ApothecaryRx pharmacies are located in mid-size, economically-stable communities and the Company believes that a significant amount of the value of our pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community.
Note 2 — Summary of Significant Accounting Policies
     For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.
     Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The December 31, 2009 consolidated condensed balance sheet was derived from audited financial statements.
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
     Sleep center services and product sales from the Company’s SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. For certain sleep therapy and other equipment sales, reimbursement from third-party payers occurs over a period of time, typically 10 to 13 months. The Company recognizes revenue on these sales as payments are earned over the payment period stipulated by the third-party payor. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company has established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
     Restricted cash — As of March 31, 2010 and December 31, 2009, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

     Accounts receivable — Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts of $8,374,516 and $9,959,027 as of March 31, 2010 and December 31, 2009, respectively. The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
     The Company’s allowance for contractual adjustments and doubtful accounts is primarily attributable to the Company’s SMS operating segment. Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
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
     Discontinued Operations — Effective January 1, 2009, management of the Company elected to discontinue its film production and distribution operations. The income and expense from the ongoing marketing and distribution of the Company’s films is accounted for as discontinued operations.
     Earnings (loss) per share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.
     Fair value of financial instruments — The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at March 31, 2010 and December 31, 2009, the carrying amount of the Company’s borrowings approximates fair value.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
     Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Company’s consolidated financial statements.
     Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s consolidated financial statements.
Issued Guidance
     In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for the Company on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements, as the Company does not currently have any such arrangements with its customers.
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Company’s consolidated financial statements.
Note 3 — Change in Accounting Method
     On January 1, 2010, the Company elected to change its method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the acquisitions of somniTech, Inc., somniCare, Inc. and Avastra Eastern Sleep Centers, Inc. in the 3rd quarter of 2009, the Company recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted by the Company. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
     The Company has determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because historical transactional level records are no longer available in a manner that would allow for the appropriate calculations for the historical periods presented. As a result, the Company will apply the change in revenue recognition for rental equipment on a prospective basis. As a result of the accounting change, the Company’s accumulated deficit increased $213,500, as of January 1, 2010, from $9,869,471, as originally reported, to $10,082,971.
Note 4 — Acquisitions
     On August 24, 2009, the Company acquired somniTech, Inc. and somniCare, Inc. (“Somni”) for a purchase price of $5.9 million. On September 14, 2009, the Company acquired Avastra Eastern Sleep Centers, Inc. (“Eastern”) for a purchase price of $4.7 million. Somni and Eastern are included in the Company’s SMS operating segment.
     The Company believes that the Somni and Eastern acquisitions solidify the Company as a national leader in quality sleep medicine. In addition, the Company expects to experience operational benefits from the Somni and Eastern acquisitions, including economies of scale and reduced overall overhead expenses.
     The Somni and Eastern acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is tax deductible. As of December 31, 2009, management had completed a preliminary valuation of the fair values of the assets acquired and liabilities assumed in the Somni and Eastern acquisitions. In March 2010, management completed the fair value analysis and no adjustments were made to the amounts recorded at December 31, 2009. The final purchase allocations for the Somni and Eastern acquisitions were as follows:

	Somni	Eastern
Cash and cash equivalents	$225,774	$33,389
Accounts receivable	1,002,334	455,120
Inventories	78,358	6,307
Other current assets	36,299	—

Total current assets	1,342,765	494,816

Property and equipment	1,060,362	157,109
Intangible assets	1,455,000	3,991,000
Goodwill	3,747,379	163,730

Total assets acquired	7,605,506	4,806,655

Less: Liabilities assumed:
Accounts payable and accrued liabilities	548,197	39,497
Short-term debt	501,667	—
Long-term debt	655,642	67,158

Total liabilities assumed	1,705,506	106,655

Net assets acquired	$5,900,000	$4,700,000

     The revenue and earnings of the combined entity had the acquisition dates of Somni and Eastern been January 1, 2009 is as follows:

Three Months
Ending
3/31/2009
Supplemental Pro Forma:
Revenues	$28,311,000

Earnings	$251,000

Net income per common share (basic and diluted)	$0.01

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. Net income per common share attributable to Graymark Healthcare, Inc. was calculated assuming the common stock issued in the Eastern acquisition was retroactively issued on January 1, 2009.
Note 5 — Goodwill and Other Intangibles
     There were no changes in the carrying amount of goodwill by operating segment during the three months ended March 31, 2010.

	SMS	ApothecaryRx	Total
December 31, 2009	$20,516,894	$13,089,138	$33,606,032

March 31, 2010	$20,516,894	$13,089,138	$33,606,032

     As of March 31, 2010, the Company had $33.6 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

     Intangible assets as of March 31, 2010 and December 31, 2009 include the following:

	Useful	March 31, 2010			December 31,
	Life	Gross	Accumulated		2009
	(Years)	Amount	Amortization	Net	Net
SMS:
Customer relationships	Indefinite	$3,870,000	$—	$3,870,000	$3,870,000
Customer relationships	8 — 15	1,450,000	(147,708)	1,302,292	1,338,969
Covenants not to compete	3 — 15	295,000	(19,002)	251,998	218,475
Trademark	10 — 15	271,000	(87,265)	207,735	258,356
Payor contracts	15	190,000	(7,389)	182,611	185,778
ApothecaryRx:
Customer files	5 — 15	7,587,717	(1,376,826)	6,210,891	6,340,838
Covenants not to compete	3 — 5	1,514,065	(913,121)	600,944	664,866

Total		$15,177,782	$(2,551,311)	$12,626,471	$12,877,282

     Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $251,000 and $233,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended March 31,
2011	$998,000
2012	952,000
2013	810,000
2014	689,000
2015	669,000
Note 6 — Borrowings
     The Company’s borrowings by operating segment as of March 31, 2010 and December 31, 2009 are as follows:

		Maturity	March 31,	December 31,
	Rate (1)	Date	2010	2009
SMS:
Senior bank debt	5%	May 2014	$12,596,375	$12,596,375
Bank line of credit	5%	Aug. 2015	9,002,341	9,002,341
Sleep center notes payable	4.75 — 8.75%	Dec. 2010 — July 2012	386,559	467,835
Notes payable on equipment	6 — 14%	Aug. 2010 — Dec. 2013	535,390	570,947
Notes payable on vehicles	2.9 — 3.9%	Nov. 2012 — Dec. 2013	97,417	104,764
Capital leases	11.4%	Nov. 2010	60,768	81,314
Short-term insurance premium financing	7.5%	Sept. 2010	46,120	68,316

			22,724,970	22,891,892

		Maturity	March 31,	December 31,
	Rate (1)	Date	2010	2009
ApothecaryRx:
Senior bank debt	5%	May 2014	17,403,625	17,403,625
Bank line of credit	5%	July 2014 — Dec. 2014	5,394,594	5,394,594
Seller financing	4.13 — 7.25%	July 2010 — June 2011	1,309,695	2,015,495
Non-compete agreements	0.0 — 7.65%	July 2012 — Nov. 2013	611,063	663,903

			24,718,977	25,477,617

Total borrowings			47,443,947	48,369,509
Less:
Short-term debt			(46,120)	(195,816)
Current portion of long-term debt			(1,839,154)	(2,263,499)

Long-term debt			$45,558,673	$45,910,194

(1)	Effective rate as of March 31, 2010
     At March 31, 2010, future maturities of long-term debt were as follows:

Year ended March 31,
2011	$1,839,154
2012	3,963,690
2013	5,657,013
2014	6,045,684
2015	26,562,917
Thereafter	3,329,369
     In May 2008 and as amended in May 2009, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
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
     As noted above, commencing with the calendar quarter ending June 30, 2010, the Company is required to maintain a Debt Service Coverage Ratio of 1.25 to 1. As of March 31, 2010, the Company’s Debt Service Coverage Ratio is 0.8 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. The Company is currently in discussions with Arvest Bank on several issues related to the Company’s current loan agreement, including waiving the Debt Service Coverage Ratio. It is not likely that the Company will achieve compliance by June 30, 2010 and there is no assurance that Arvest Bank will waive the requirement.
     As of March 31, 2010, there was $30 million outstanding on the Term Loan consisting of $12,596,375 to the Company’s SMS operating segment and $17,403,625 to the Company’s ApothecaryRx operating segment. As of March 31, 2010, there was $14,396,935 outstanding on the Acquisition Line consisting of $9,002,341 to the Company’s SMS operating segment and $5,394,594 to the Company’s ApothecaryRx operating segment. As of March 31, 2010, there was approximately $603,000 available under the Acquisition Line.
Note 7 — Stock Awards
     On February 25, 2010, the Company issued 180,000 shares in restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $209,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The stock grants immediately vested and as a result, were recorded as compensation expense on the grant date.
     On March 25, 2010, Joseph Harroz, Jr. gave notice of his resignation as the President of the Company effective June 30, 2010. Mr. Harroz will remain on the Company’s Board of Directors. In connection with Mr. Harroz’s resignation, the Company accelerated the vesting of 112,500 shares of restricted stock that was scheduled to vest on July 23, 2010. In conjunction with the acceleration, Mr. Harroz agreed to forfeit 37,500 shares of restricted stock that was scheduled to vest on July 23, 2010 and 150,000 shares that were scheduled to vest at future dates beyond 2010.
     Stock-based compensation expense related to stock awards was approximately $307,000 and $96,000, respectively, during the three months ended March 31, 2010 and 2009.
     During the first quarter of 2010, Mr. Harroz vested in 112,500 common stock shares under previously issued restricted stock grant awards. In accordance with the terms of the restricted stock grant agreement, Mr. Harroz elected to have the Company fund the personal tax withholding in the amount of approximately $26,000 that the Mr. Harroz owed at the time of vesting. In return, Mr. Harroz forfeited 24,131 of the shares vested which were calculated by dividing the tax withholding requirement by the market value of the stock on the date of vesting. In addition, a reduction to salary expense of approximately $15,000 was recorded and represents the difference between the market value of the Company’s common stock on the vesting date and the weighted average price of the vested shares on the original grant date multiplied by the number of shares forfeited.
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

     Reportable business segment information follows:

	Three Months Ending
	March 31,
	2010	2009
Sales to external customers:
SMS	$5,912,035	$3,356,498
ApothecaryRx	21,693,439	22,114,895

Total	$27,605,474	$25,471,393

Segment operating profit (loss):
SMS	$(156,423)	$216,613
ApothecaryRx	595,457	831,171
Discontinued operations	—	2,197
Other	(1,262,265)	(525,341)

Total	$(823,231)	$524,640

	March 31,	December 31,
	2010	2009
Segment assets:
SMS	$36,360,989	$36,863,976
ApothecaryRx	36,879,852	37,399,351
Discontinued operations	120,004	120,150
Other	1,024,086	1,483,800

Total	$74,384,931	$75,867,277

Note 9 — Related Party Transactions
     As of March 31, 2010, the Company had approximately $269,000 on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company’s SMS operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $154,000 and $193,000 at March 31, 2010 and December 31, 2009, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., the Company’s president. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
     The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the three months ended March 31, 2010 and 2009, the Company incurred approximately $30,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
Note 10 — Subsequent Events
     Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
SMS Operating Segment
     As of March 31, 2010, we operated 88 sleep diagnostic centers in 11 states; 28 of which are located in our facilities with the remaining centers operated under management agreements.
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
ApothecaryRx Operating Segment
     As of March 31, 2010, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. Our pharmacies have similar attributes, including proximity to healthcare providers, reputation for high customer service levels, longevity in the community, competitive pricing and a location in mid-sized, economically-stable communities. Our pharmacy revenue is primarily derived from the retail sale of prescription drugs, non-prescription drugs and health related products. Unlike traditional full-line retail pharmacies, we offer a limited amount of front-end merchandise, such as cosmetics, gift items and photographic development services. We believe that our conveniently located stores, strong local market position, competitive pricing policies and reputation for high quality healthcare products and pharmaceutical services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed-care organizations, insurance companies, employers and other third-party payors.

Results of Operations
     The following table sets forth selected results of our operations for the three months ended March 31, 2010 and 2009. We operate in two reportable business segments: SMS and ApothecaryRx. The SMS operating segment includes the operations from our sleep diagnostic centers and related equipment sales. The ApothecaryRx operating segment includes the operations of our retail pharmacy stores. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month Periods Ended March 31, 2010 and 2009
Consolidated Totals

	For the Three Months Ended
	March 31,
	2010	2009
Net revenues	$27,605,474	$25,471,393
Cost of sales and services	18,477,330	17,628,960
Operating expenses	9,951,375	7,317,793
Net other income (expense)	(594,531)	(520,874)

Income (loss) from continuing operations, before taxes	(1,417,762)	3,766
Benefit (provision) for income taxes	(47,986)	—

Income (loss) from continuing operations, net of taxes	(1,465,748)	3,766
Discontinued operations, net of taxes	—	2,197

Net income (loss)	(1,465,748)	5,963
Noncontrolling interests	40,799	13,750

Net income (loss) attributable to Graymark Healthcare	$(1,424,949)	$19,713

Discussion of Three Month Periods Ended March 31, 2010 and 2009
     Net revenues increased $2.1 million during the three months ended March 31, 2010 compared with the first quarter of 2009. The increase in net revenues was primarily due to:
•	a decrease in the revenues in our existing sleep center locations of approximately $0.3 million,
•	the acquisitions of our SMS operating segment in August and September 2009 that resulted in an increase in revenue of $2.8 million, and
•	same store pharmacy revenues decreased approximately $0.4 million. See the “Segment Analysis” below, for additional information.
     Cost of sales and services increased $0.8 million during the three months ended March 31, 2010 compared with the first quarter of 2009. The factors that significantly influenced cost of sales and services were:
•	a decrease in the cost of sales at existing sleep center locations of approximately $0.1 million,
•	the acquisitions of our SMS operating segment in August and September 2009 which resulted in an increase in cost of sales of $0.9 million, and
•	same store pharmacy cost of sales was relatively flat. See the “Segment Analysis” below, for additional information.
     Operating expenses increased $2.6 million during the three months ended March 31, 2010, compared with the first quarter of 2009. Operating expenses at our SMS operating segment increased $0.6 million due to additional overhead required to support increased operations. The acquisitions made by our SMS operating segment in August and September 2009 resulted in increased operating expenses of $1.5 million. Overhead incurred at the parent-company level which includes our public-company costs increased approximately $0.5 million primarily due to increased stock compensation expense and increased professional services. See the “Segment Analysis” below, for additional information.
     Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $74,000 during the three months ended March 31, 2010 compared with the first quarter of 2009. The increase in interest expense was due to increased borrowings.
     Income from discontinued operations represents the net income from our film operations that were discontinued on January 1, 2009.
     Noncontrolling interests were allocated approximately $41,000 of net losses during the three months ended March 31, 2010 compared with the first quarter of 2009 when noncontrolling interests were allocated approximately $14,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.4 million (5.2% of approximately $27.6 million in net revenues) during the first quarter of 2010, compared to net income of approximately $20,000 (0.1% of approximately $25.5 million in net revenues) during the 2009 first quarter. See the “Segment Analysis” below, for additional information.
SMS Operating Segment

	For the Three Months Ended
	March 31,
	2010	2009
Net revenues	$5,912,035	$3,356,498
Cost of sales and services	1,852,935	1,009,780
Operating expenses	4,215,523	2,130,105
Net other income (expense)	(285,599)	(227,076)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(442,022)	(10,463)
Noncontrolling interests	40,799	13,750

Income (loss) from continuing operations, before taxes	$(401,223)	$3,287

Discussion of Three Month Periods Ended March 31, 2010 and 2009
     Net revenues increased approximately $2.5 million during the three months ended March 31, 2010, compared with the first quarter of 2009. This increase was primarily due to:
•	a decrease in the revenues from existing sleep center locations of approximately $0.3 million during the first quarter of 2010, compared with the same period in 2009. A decline in revenues from sleep diagnostic services at existing locations of $0.4 million was offset by a $0.1 million increase in revenues from sleep therapy business at existing locations; and
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $2.8 million.
     Cost of sales and services increased approximately $0.8 million during the three months ended March 31, 2010 compared with the first quarter of 2009. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $0.9 million. Cost of sales and services at existing sleep center locations decreased $0.1 million. Cost of sales and services as a percent of net revenues was 31% and 30% during the three months ended March 31, 2010 and 2009, respectively.
     Operating expenses increased approximately $2.1 million during the three months ended March 31, 2010, compared with the first quarter of 2009. The increase in operating expenses was primarily due to the acquisition of Somni and Eastern which resulted in an increase in operating expenses of approximately $1.5 million. Additional infrastructure or overhead added to support our growth resulted in increased operating expenses of approximately $0.3 million.
     Net other expense represents interest expense on borrowings. Net interest expense increased approximately $59,000 three months ended March 31, 2010 compared with the first quarter of 2009. The increase in net interest expense is due to an increase in borrowings related to acquisitions.
     Noncontrolling interests were allocated approximately $41,000 of net losses during the three months ended March 31, 2010 compared with the first quarter of 2009 when noncontrolling interests were allocated approximately $14,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
     Income (loss) from continuing operations, before taxes of our SMS operating segment was approximately ($0.4) million (6.8% of approximately $5.9 million in net revenues) during the first quarter of 2010, compared to income from continuing operations, before taxes of approximately $3,000 (0.1% of approximately $3.4 million in net revenues) during the 2009 first quarter.
ApothecaryRx Operating Segment

	For the Three Months Ended
	March 31,
	2010	2009
Net revenues	$21,693,439	$22,114,895
Cost of sales	16,624,395	16,619,180
Operating expenses	4,473,587	4,664,544
Net other income (expense)	(310,300)	(350,856)

Income from continuing operations, before taxes	$285,157	$480,315

Discussion of Three Month Periods Ended March 31, 2010 and 2009
     Net revenues decreased $0.4 million during the three months ended March 31, 2010 compared with the first quarter of 2009. Revenues during the three months ended March 31, 2010 from existing (or same store) pharmacy locations decreased $0.4 million compared with the first quarter of 2009. The decrease in same store revenues was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs.
     Cost of sales was relatively flat during the three months ended March 31, 2010, compared with the first quarter of 2009. Cost of sales as a percentage of net revenues was 77% and 75%, respectively, during the three months ended March 31, 2010 and 2009.
     Operating expenses decreased $0.2 million during the three months ended March 31, 2010, compared with the first quarter of 2009. This decrease was due to expenses moved to the parent-company level resulting from changing roles of certain management members at ApothecaryRx from duties solely focused on ApothecaryRx to broader roles encompassing SMS.
     Net other expense represents interest expense on borrowings. Net interest expense was relatively flat during the three months ended March 31, 2010 compared with the first quarter of 2009.

     Income from continuing operations, before taxes. Our ApothecaryRx operating segment operations resulted in income from continuing operations, before taxes of approximately $285,000 (1.3% of approximately $21.7 million in net revenues) during the first quarter of 2010, compared to income from continuing operations, before taxes of approximately $480,000 (2.2% of approximately $22.1 million in net revenues) during the 2009 first quarter.
Liquidity and Capital Resources
     Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at March 31, 2010 totaled approximately $1.4 million. As of March 31, 2010, we had working capital of approximately $10.8 million.
     Our operating activities during the three months ended March 31, 2010 provided net cash of approximately $0.5 million compared to operating activities in the first three months of 2009 that used net cash of approximately $0.6 million. The increase in cash flows provided by operating activities was primarily attributable to a decrease in accounts receivable and increase in accounts payable. During the three months ended March 31, 2010, our operating activities included a net loss of $1.4 million which was offset by depreciation and amortization of $0.6 million and stock-based compensation of $0.3 million.
     Our investing activities during the three months ended March 31, 2010 used net cash of approximately $87,000 compared to the first three months of 2009 during which we used approximately $0.5 million for investing activities. The decrease in the cash used in investing activities was attributable to a decrease in the purchase of property and equipment.
     Our financing activities during the three months ended March 31, 2010 used net cash of approximately $0.9 million compared to the first three months of 2009 during which financing activities used approximately $0.8 million. Financing activities for both periods were comprised primarily of debt payments offset by debt proceeds.
     We expect to meet our obligations for at least the next twelve months through available cash and funds generated from our operations, supplemented as necessary by debt or equity financing. We periodically evaluate available options for raising additional financing. We may use funds raised to fund operations and working capital, to expand our SMS operating segment through acquisitions or by developing de novo sleep centers or to refinance existing indebtedness. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt or equity financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $6.6 million as of March 31, 2010.
Arvest Credit Facility
     Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was amended in January 2009 (the “Amendment”) and subsequently amended in May 2009 (the “Second Amendment”). As of March 31, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935.
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
     Compliance with Debt Service Coverage Ratio. As noted above, commencing with the calendar quarter ending June 30, 2010, we are required to maintain a Debt Service Coverage Ratio of 1.25 to 1. As of March 31, 2010, our Debt Service Coverage Ratio is 0.8 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently in discussions with Arvest Bank on several issues related to our current loan agreement, including waiving the Debt Service Coverage Ratio. It is not likely that we will achieve compliance by June 30, 2010 and there is no assurance that Arvest Bank will waive the requirement.
Financial Commitments
     We do not have any material capital commitments during the next 12 months, but we do have contractual commitments of approximately $6.6 million for payments on our indebtedness and for operating lease payments. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness. In January 2010, we filed a registration statement for the offering of 14,250,000 shares of our common stock. Due to existing market conditions, we have not completed the offering. We expect to go forward with the stock offering during the next 180 days, however there can be no assurance that the offering will be successful or that we will raise any proceeds from the offering.
     Our future commitments under contractual obligations by expected maturity date at March 31, 2010 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt	$46,120	$—	$—	$—	$46,120
Long-term debt	4,240,078	13,968,167	34,871,773	3,398,678	56,478,696
Operating leases	2,342,203	3,106,241	1,701,834	3,272,028	10,422,306

	$6,628,401	$17,074,408	$36,573,607	$6,670,706	$66,947,122

CRITICAL ACCOUNTING POLICIES
     The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2009 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:
Revenue recognition –
     Sleep center services and product sales from our SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. For certain sleep therapy and other equipment sales, reimbursement from third-party payers occurs over a period of time, typically 10 to 13 months. We recognize revenue on these sales as payments are earned over the payment period stipulated by the third-party payor. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
     Accounts Receivable – Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
     Change in Accounting Method – On January 1, 2010, we elected to change its method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the business acquisitions made in the 3rd quarter of 2009, we recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
     We have determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because historical transactional level records are no longer available in a manner that would allow for the appropriate calculations for the historical periods presented. As a result, we will apply the change in revenue recognition for rental equipment on a prospective basis. As a result of the accounting change, our accumulated deficit increased $213,500, as of January 1, 2010, from $9,689,471, as originally reported, to $10,082,971.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
     Effective January 1, 2010, we adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on our consolidated financial statements.
     Effective January 1, 2010, we adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on our consolidated financial statements.
     Effective January 1, 2010, we adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on our consolidated financial statements.
Issued Guidance
     In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for us on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on our consolidated financial statements, as we do not currently have any such arrangements with our customers.
     In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on our consolidated financial statements.
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

Item 4.	Controls and Procedures and Item 4T. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.
     Except for the following risk factors, there have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.
We have a bank credit facility of approximately $45 million and are unlikely to achieve compliance with the Debt Service Coverage Ratio requirements which begin June 30, 2010.
     We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of March 31, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. As of March 31, 2010, our Debt Service Coverage Ratio is 0.8 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently in discussions with Arvest Bank on several issues related to our current loan agreement, including waiving the Debt Service Coverage Ratio. It is not likely that we will achieve compliance by June 30, 2010 and there is no assurance that Arvest Bank will waive the requirement.
     In the event a default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in general our assets.
     If Arvest Bank accelerates the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest. In addition, we do not expect to be able to pay all outstanding principal and interest if Arvest Bank accelerates the due dates for such amounts. Since we have granted Arvest Bank a security interest in all of our assets, Arvest Bank could elect to foreclose on such assets as well as to move to enforce the guaranty which is provided by certain of our current and former officers and directors. If Arvest Bank declares an event of default and/or accelerates the payment of our obligations under the Arvest Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock on The Nasdaq Capital Market. The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.
We may need to obtain additional financing to fund our ongoing working capital needs.
     We currently fund our working capital needs with cash generated from operations and from funds previously raised from equity and debt financings. During each quarter, we have several large payments that need to be made, including for interest on our Arvest Credit Facility, to our national pharmacy distributor and to make payments on seller financing relating to our prior acquisitions. We may experience liquidity issues when these large payments are due at approximately the same time. We are currently evaluating various measures to maintain sufficient liquidity for the continuity of normal business operations. Certain of these options include the acceleration of collection of our accounts receivable, the deceleration of payments on our trade payables, the negotiation of extended payment terms with certain of our vendors and the possibility of raising additional capital through the sale of assets, or equity or debt securities. We continually project and evaluate our cash and working capital needs and plan for the timing of these payments, but there can be no assurance that we can raise additional capital or maintain liquidity sufficient to fund our working capital for normal business operations. If we are unable to maintain working capital sufficient for normal business operations, our business, results of operation and financial position may be materially adversely affected.
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
     We incurred indebtedness with an outstanding balance at March 31, 2010 of approximately $44.4 million to fund the acquisitions of our existing sleep centers and pharmacies, in the form of a credit facility and term loan. The outstanding principal amounts under the credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 5%. Further details about this indebtedness can be found in the footnotes to our interim financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have also incurred debt obligations from seller financing in connection with some of our acquisitions, the outstanding balance of which, at March 31, 2010, was approximately $1.9 million. The outstanding balance on our seller financing debt carries interest rates that range from 0.0% to 7.65% with maturity dates ranging from July 2010 to November 2013.
     At March 31, 2010, we had total liabilities of approximately $56.5 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     On February 25, 2010, we issued 180,000 shares of common stock pursuant to restricted stock awards issued under and pursuant to our 2008 Long-Term Incentive Plan. The shares were issued at the weighted-average fair market value of $1.16 and immediately vested. On March 25, 2010, 112,500 shares of common stock vested pursuant to previously issued restricted stock awards. The weighted-average fair market value of the 112,500 vesting shares on the grant date was $1.67 per share. In connection with the issuance of these shares of common stock, no underwriting discounts or commissions were paid or will be paid. The shares of common stock were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.
     Repurchases of Equity Securities
     During the quarter ended March 31, 2010, we acquired, by means of net share settlements, 24,131 shares of Graymark common stock, at an average price of $1.06 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. In addition, during the quarter ended March 31, 2010, we acquired 187,500 shares of Graymark common stock, without cost, forfeited by employees due to termination of their employment and pursuant to the terms of their restricted stock award agreements.

Item 3.	Defaults Upon Senior Securities.
     We do not have anything to report under this Item.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
     We do not have anything to report under this Item.

Item 6.	Exhibits.
(a) Exhibits:

Exhibit No.	Description

10.1	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010. (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed March 31, 2010)

10.2
Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed March 31, 2010)

18.1	Preferability Letter Regarding Change in Accounting Principle. (filed herewith)

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant. (furnished herewith)

31.2	Certification of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant. (furnished herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant. (furnished herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Financial Officer and Chief Accounting Officer of Registrant. (furnished herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Date: May 14, 2010		Chief Executive Officer (Principal Executive Officer)

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Date: May 14, 2010		Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)