Form 10-Q
period 2010-06-30
Graymark Healthcare, Inc.
filed 2010-08-13
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 13, 2010, 28,984,319 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements under the captions “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and adoption of, changes in, or the failure to comply with, and government regulations.
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
The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, the Consolidated Condensed Statements of Operations for the three month and six month periods ended June 30, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$1,285,574	$1,890,606
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $7,250,235 and $9,959,027, respectively	10,615,365	11,479,366
Inventories	8,674,472	8,234,302
Other current assets	1,658,607	743,266

Total current assets	22,234,018	22,347,540

Property and equipment, net	5,775,551	6,311,161
Intangible assets, net	12,375,659	12,877,282
Goodwill	33,606,032	33,606,032
Other assets	435,563	725,262

Total assets	$74,426,823	$75,867,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,302,542	$3,649,422
Accrued liabilities	4,351,082	4,552,647
Short-term debt	20,130	195,816
Current portion of long-term debt	1,658,864	2,263,499

Total current liabilities	11,332,618	10,661,384

Long-term debt, net of current portion	45,269,551	45,910,194

Total liabilities	56,602,169	56,571,578

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,984,319 and 28,989,145 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,898	2,899
Paid-in capital	29,435,189	29,086,750
Accumulated deficit	(11,647,227)	(9,869,471)

Total Graymark Healthcare shareholders’ equity	17,790,860	19,220,178

Noncontrolling interest	33,794	75,521

Total equity	17,824,654	19,295,699

Total liabilities and shareholders’ equity	$74,426,823	$75,867,277

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net Revenues:
Product sales	$23,559,280	$22,847,513
Services	4,694,398	2,438,114

	28,253,678	25,285,627

Costs and Expenses:
Cost of sales	17,045,209	17,103,196
Cost of services	1,404,384	838,773
Selling, general and administrative	8,183,117	6,669,736
Bad debt expense	562,227	2,896,688
Depreciation and amortization	608,629	528,602

	27,803,566	28,036,995

Other Income (Expense):
Interest expense, net	(598,321)	(533,238)

Income (loss) from continuing operations, before taxes	(148,209)	(3,284,606)

Benefit (provision) for income taxes	10,397	208,000

Income (loss) from continuing operations, net of taxes	(137,812)	(3,076,606)

Discontinued operations, net of taxes	4,576	(15)

Net income (loss)	(133,236)	(3,076,621)

Less: Net income (loss) attributable to noncontrolling interests	6,072	(253,837)

Net income (loss) attributable to Graymark Healthcare	$(139,308)	$(2,822,784)

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$0.00	$(0.10)
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$0.00	$(0.10)

Average common shares outstanding (basic and diluted)	28,984,319	28,088,673

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Net Revenues:
Product sales	$46,491,769	$45,532,770
Services	9,367,383	5,224,250

	55,859,152	50,757,020

Costs and Expenses:
Cost of sales	34,069,939	33,831,283
Cost of services	2,856,984	1,733,269
Selling, general and administrative	17,274,065	13,467,491
Bad debt expense	815,221	2,909,661
Depreciation and amortization	1,216,061	1,044,684

	56,232,270	52,986,388

Other Income (Expense):
Interest expense, net	(1,192,852)	(1,051,471)

Income (loss) from continuing operations, before taxes	(1,565,970)	(3,280,839)

Benefit (provision) for income taxes	(37,589)	208,000

Income (loss) from continuing operations, net of taxes	(1,603,559)	(3,072,839)

Discontinued operations, net of taxes	4,576	2,181

Net income (loss)	(1,598,983)	(3,070,658)

Less: Net income (loss) attributable to noncontrolling interests	(34,727)	(267,587)

Net income (loss) attributable to Graymark Healthcare	$(1,564,256)	$(2,803,071)

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.05)	$(0.10)
Discontinued operations attributable to Graymark Healthcare common shareholders	0.00	0.00

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.05)	$(0.10)

Average common shares outstanding (basic and diluted)	28,997,997	28,096,019

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Operating activities:
Net income (loss)	$(1,564,256)	$(2,803,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,216,061	1,044,684
Noncontrolling interests	(34,727)	(267,587)
Stock-based compensation, net of cashless vesting	348,438	185,796
Bad debt expense	815,221	2,909,661
Changes in assets and liabilities -
Accounts receivable	(164,720)	1,221,772
Inventories	(440,170)	381,337
Other assets	(625,642)	(285,526)
Accounts payable	1,653,120	(2,756,654)
Accrued liabilities	(201,565)	(605,297)

Net cash provided by (used in) operating activities	1,001,760	(974,885)

Investing activities:
Purchase of property and equipment	(263,732)	(796,616)
Disposal of property and equipment	84,904	—

Net cash (used in) investing activities	(178,828)	(796,616)

Financing activities:
Debt proceeds	12,614	419,415
Debt payments	(1,433,578)	(2,488,339)
Distributions to noncontrolling interests, net of contributions	(7,000)	(33,146)

Net cash (used in) financing activities	(1,427,964)	(2,102,070)

Net change in cash and cash equivalents	(605,032)	(3,873,571)

Cash and cash equivalents at beginning of period	1,890,606	15,380,310

Cash and cash equivalents at end of period	$1,285,574	$11,506,739

Cash Paid for Interest and Income Taxes:
Interest expense	$1,240,600	$1,138,515

Income taxes	$32,270	$38,900

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended June 30, 2010 and 2009
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
Through our ApothecaryRx segment, the Company operates independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As of June 30, 2010, the Company owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. The Company has historically grown its pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. The Company’s pharmacies have successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, ApothecaryRx independent pharmacies offer supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. ApothecaryRx pharmacies are located in mid-size, economically-stable communities and the Company believes that a significant amount of the value of our pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community.
Note 2 — Summary of Significant Accounting Policies
For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.
Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The December 31, 2009 consolidated condensed balance sheet was derived from audited financial statements.
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
Revenue recognition —
Sleep center services and product sales from the Company’s SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. For certain sleep therapy and other equipment sales, reimbursement from third-party payers occurs over a period of time, typically 10 to 13 months. The Company recognizes revenue, and the corresponding cost of goods sold, on these sales as payments are earned over the payment period stipulated by the third-party payor. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. The Company has established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
Included in accounts receivable are earned but unbilled receivables of approximately $389,000 and $797,000 as of June 30, 2010 and December 31, 2009, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
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

Restricted cash — As of June 30, 2010 and December 31, 2009, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.
Accounts receivable — The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
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
Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	June 30,	December 31,
	2010	2009
Allowance for contractual adjustments	$4,096,938	$5,408,789
Allowance for doubtful accounts	3,153,297	4,550,238

Total	$7,250,235	$9,959,027

Goodwill and Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews during the fourth quarter, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
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
Fair value of financial instruments — The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at June 30, 2010 and December 31, 2009, the carrying amount of the Company’s borrowings approximates fair value.

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

Note 3 — Change in Accounting Method
On January 1, 2010, the Company elected to change its method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the acquisitions of somniTech, Inc., somniCare, Inc. and Avastra Eastern Sleep Centers, Inc. in the third quarter of 2009, the Company recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted by the Company. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
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

	Somni	Eastern

Cash and cash equivalents	$225,774	$33,389
Accounts receivable	1,002,334	455,120
Inventories	78,358	6,307
Other current assets	36,299	—

Total current assets	1,342,765	494,816

Property and equipment	1,060,362	157,109
Intangible assets	1,455,000	3,991,000
Goodwill	3,747,379	163,730

Total assets acquired	7,605,506	4,806,655

Less: Liabilities assumed:
Accounts payable and accrued liabilities	548,197	39,497
Short-term debt	501,667	—
Long-term debt	655,642	67,158

Total liabilities assumed	1,705,506	106,655

Net assets acquired	$5,900,000	$4,700,000

The revenue and earnings of the combined entity had the acquisition dates of Somni and Eastern been January 1, 2009 is as follows:

	Three Months	Six Months
	Ending	Ending
	6/30/2009	6/30/2009

Supplemental Pro Forma:
Revenues	$28,221,235	$56,532,235

Earnings	$(2,492,450)	$(2,241,450)

Net income per common share (basic and diluted)	$(0.09)	$(0.08)

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
Note 5 — Goodwill and Other Intangibles
There were no changes in the carrying amount of goodwill by operating segment during the six months ended June 30, 2010.

	SMS	ApothecaryRx	Total

December 31, 2009	$20,516,894	$13,089,138	$33,606,032

June 30, 2010	$20,516,894	$13,089,138	$33,606,032

As of June 30, 2010, the Company had $33.6 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Intangible assets as of June 30, 2010 and December 31, 2009 include the following:

	Useful	June 30, 2010			December 31,
	Life	Gross	Accumulated		2009
	(Years)	Amount	Amortization	Net	Net

SMS:
Customer relationships	Indefinite	$3,870,000	$—	$3,870,000	$3,870,000
Customer relationships	8 – 15	1,450,000	(175,584)	1,274,416	1,338,969
Covenants not to compete	3 – 15	295,000	(106,806)	188,194	218,475
Trademark	10 – 15	271,000	(25,361)	245,639	258,356
Payor contracts	15	190,000	(10,555)	179,445	185,778
ApothecaryRx:
Customer files	5 – 15	7,587,717	(1,506,774)	6,080,943	6,340,838
Covenants not to compete	3 – 5	1,514,065	(977,043)	537,022	664,866

Total		$15,177,782	$(2,802,123)	$12,375,659	$12,877,282

Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $251,000 and $231,000, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $502,000 and $464,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended June 30,
2011	$994,000
2012	925,000
2013	768,000
2014	679,000
2015	669,000
Note 6 — Borrowings
The Company’s borrowings by operating segment as of June 30, 2010 and December 31, 2009 are as follows:

		Maturity	June 30,	December 31,
	Rate (1)	Date	2010	2009
SMS:
Senior bank debt	6%	May 2014	$12,596,375	$12,596,375
Bank line of credit	6%	Aug. 2015	9,002,341	9,002,341
Sleep center notes payable	3.75 – 8.75%	July 2011 – Sept. 2012	330,319	467,835
Notes payable on equipment	6 – 14%	April 2012 – Dec. 2013	488,829	570,947
Notes payable on vehicles	2.9 – 3.9%	Nov. 2012 – Dec. 2013	75,702	104,764
Capital leases	11.4%	Nov. 2010	39,927	81,314
Short-term insurance premium financing	7.5%	Sept. 2010	20,130	68,316

			22,553,623	22,891,892

ApothecaryRx:
Senior bank debt	6%	May 2014	17,403,625	17,403,625
Bank line of credit	6%	July 2014 – Dec. 2014	5,394,594	5,394,594
Seller financing	4.13 – 7.25%	July 2010 – June 2011	1,038,995	2,015,495
Non-compete agreements	0.0 – 7.65%	July 2012 – Nov. 2013	557,708	663,903

			24,394,922	25,477,617

Total borrowings			46,948,545	48,369,509
Less:
Short-term debt			(20,130)	(195,816)
Current portion of long-term debt			(1,658,864)	(2,263,499)

Long-term debt			$45,269,551	$45,910,194

(1)	Effective rate as of June 30, 2010

At June 30, 2010, future maturities of long-term debt were as follows:

Twelve months ended June 30,
2011	$1,659,000
2012	5,015,000
2013	5,830,000
2014	25,115,000
2015	6,150,000
Thereafter	3,159,000
In May 2008 and as amended in May 2009 and July 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. Prior to June 30, 2010, the floor rate was 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. Commencing with the calendar quarter ending September 30, 2010 and thereafter during the term of the Credit Facility, based on the latest four rolling quarters, the Company agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.
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

Effective June 30, 2010, the Company executed an amendment to the Credit Facility that provided for an increase in the floor rate from 5% to 6% and the extension of the Debt Service Coverage Ratio requirement from June 30, 2010 to September 30, 2010. As of June 30, 2010, the Company’s Debt Service Coverage Ratio is 0.9 to 1. The Company expects to achieve compliance by September 30, 2010 through a combination of operational and debt reduction strategies. If the Company sells assets which are collateral for the Credit Facility, then subject to certain exceptions and without the consent of Arvest Bank, such sale proceeds must be used to reduce the amounts outstanding to Arvest Bank. If the Company is unsuccessful in fully executing these strategies, it is not likely that the Company will achieve compliance by September 30, 2010 and there is no assurance that Arvest Bank will waive or further delay the requirement.
As of June 30, 2010, there was $30 million outstanding on the Term Loan consisting of $12,596,375 to the Company’s SMS operating segment and $17,403,625 to the Company’s ApothecaryRx operating segment. As of June 30, 2010, there was $14,396,935 outstanding on the Acquisition Line consisting of $9,002,341 to the Company’s SMS operating segment and $5,394,594 to the Company’s ApothecaryRx operating segment. As of June 30, 2010, there was approximately $603,000 available under the Acquisition Line.
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
On April 1, 2010, the Company issued 30,000 shares of common stock pursuant to restricted stock awards to a key employee. The fair value of the restricted stock grant awards was $30,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The stock grants vest as follows: 10,000 shares immediately vested, 10,000 shares vest on April 1, 2011 and 10,000 shares vest on April 1, 2012. In accordance with the terms of the restricted stock grant agreement, the employee elected to have the Company fund the personal tax withholding in the amount of approximately $3,000 that the employee owed for the shares that vested on April 1, 2010. In return, the employee forfeited 3,195 of the shares vested.
Stock-based compensation expense related to stock awards was approximately $45,000 and $96,000, respectively, during the three months ended June 30, 2010 and 2009. Stock-based compensation expense related to stock awards was approximately $392,000 and $186,000, respectively, during the six months ended June 30, 2010 and 2009.
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

Reportable business segment information follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2010	2009	2010	2009
Sales to external customers:
SMS	$6,111,066	$2,959,214	$12,023,101	$6,315,712
ApothecaryRx	22,142,612	22,326,413	43,836,051	44,441,308

Total	$28,253,678	$25,285,627	$55,859,152	$50,757,020

Segment operating profit (loss):
SMS	$(14,498)	$(3,375,129)	$(456,520)	$(3,385,593)
ApothecaryRx	599,021	469,343	884,180	949,658
Other	(732,732)	(378,820)	(1,993,630)	(844,904)

Total	$(148,209)	$(3,284,606)	$(1,565,970)	$(3,280,839)

	June 30,	December 31,
	2010	2009
Segment assets:
SMS	$36,085,396	$36,863,976
ApothecaryRx	37,266,778	37,399,351
Discontinued operations	12,229	120,150
Other	1,062,420	1,483,800

Total	$74,426,823	$75,867,277

Note 9 — Related Party Transactions
As of June 30, 2010, the Company had approximately $160,000 on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company’s SMS operating segment is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $138,000 and $193,000 at June 30, 2010 and December 31, 2009, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the six months ended June 30, 2010 and 2009, the Company incurred approximately $60,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
Note 10 — Subsequent Events
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than the amendment to the Credit Facility disclosed in Note 6 — Borrowings.

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
SMS Operating Segment
As of June 30, 2010, we operated 88 sleep diagnostic centers in 11 states; 24 of which are located in our facilities with the remaining centers operated under management agreements.
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
ApothecaryRx Operating Segment
As of June 30, 2010, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. Our pharmacies have similar attributes, including proximity to healthcare providers, reputation for high customer service levels, longevity in the community, competitive pricing and a location in mid-sized, economically-stable communities. Our pharmacy revenue is primarily derived from the retail sale of prescription drugs, non-prescription drugs and health related products. Unlike traditional full-line retail pharmacies, we offer a limited amount of front-end merchandise, such as cosmetics, gift items and photographic development services. We believe that our conveniently located stores, strong local market position, competitive pricing policies and reputation for high quality healthcare products and pharmaceutical services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed-care organizations, insurance companies, employers and other third-party payors.
Results of Operations
The following table sets forth selected results of our operations for the three and six months ended June 30, 2010 and 2009. We operate in two reportable business segments: SMS and ApothecaryRx. The SMS operating segment includes the operations from our sleep diagnostic centers and related equipment sales. The ApothecaryRx operating segment includes the operations of our retail pharmacy stores. Our film production and distribution activities are included as discontinued operations. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three and Six Month Periods Ended June 30, 2010 and 2009
Consolidated Totals

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$28,253,678	$25,285,627	$55,859,152	$50,757,020
Cost of sales and services	18,449,593	17,941,969	36,926,923	35,564,552
Operating expenses	8,791,746	7,198,338	18,490,126	14,512,175
Bad debt expense	562,227	2,896,688	815,221	2,909,661
Net other income (expense)	(598,321)	(533,238)	(1,192,852)	(1,051,471)

Income (loss) from continuing operations, before taxes	(148,209)	(3,284,606)	(1,565,970)	(3,280,839)
Benefit (provision) for income taxes	10,397	208,000	(37,589)	208,000

Income (loss) from continuing operations, net of taxes	(137,812)	(3,076,606)	(1,603,559)	(3,072,839)
Discontinued operations, net of taxes	4,576	(15)	4,576	2,181

Net income (loss)	(133,236)	(3,076,621)	(1,598,983)	(3,070,658)
Noncontrolling interests	(6,072)	253,837	34,727	267,587

Net income (loss) attributable to Graymark Healthcare	$(139,308)	$(2,822,784)	$(1,564,256)	$(2,803,071)

Discussion of Three Month Periods Ended June 30, 2010 and 2009
Net revenues increased $3.0 million during the three months ended June 30, 2010 compared with the second quarter of 2009. The increase in net revenues was primarily due to:
•	an increase in the revenues in our existing sleep center locations of approximately $0.3 million,
•	the acquisitions of our SMS operating segment in August and September 2009 that resulted in an increase in revenue of $2.9 million, and
•	same store pharmacy revenues decreased approximately $0.2 million. See the “Segment Analysis” below, for additional information.
Cost of sales and services increased $0.5 million during the three months ended June 30, 2010 compared with the second quarter of 2009. The factors that significantly influenced cost of sales and services were:
•	a decrease in the cost of sales at existing sleep center locations of approximately $0.2 million,
•	the acquisitions of our SMS operating segment in August and September 2009 which resulted in an increase in cost of sales of $0.8 million, and
•	same store pharmacy cost of sales decreased approximately $0.1 million. See the “Segment Analysis” below, for additional information.
Operating expenses increased $1.6 million during the three months ended June 30, 2010, compared with the second quarter of 2009. Operating expenses at our SMS operating segment decreased $0.2 million due primarily to cost reduction efforts. The acquisitions made by our SMS operating segment in August and September 2009 resulted in increased operating expenses of $1.6 million. Overhead incurred at the parent-company level which includes our public-company costs increased approximately $0.2 million primarily due to increased professional services. See the “Segment Analysis” below, for additional information.
Bad debt expense decreased $2.3 million during the three months ended June 30, 2010, compared with the second quarter of 2009. During the three months ended June 30, 2009, we recorded a change in accounting estimate of approximately $2.6 million which represented a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SDC operating segment. See the “Segment Analysis” below, for additional information.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $65,000 during the three months ended June 30, 2010 compared with the second quarter of 2009. The increase in interest expense was due to increased borrowings.
Income from discontinued operations represents the net income from our film operations that were discontinued on January 1, 2009.

Noncontrolling interests were allocated approximately $6,000 of net income during the three months ended June 30, 2010 compared with the second quarter of 2009 when noncontrolling interests were allocated approximately $254,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the improvement in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $0.1 million (0.5% of approximately $28.3 million in net revenues) during the second quarter of 2010, compared to a net loss of approximately $2.8 million (11.2% of approximately $25.3 million in net revenues) during the 2009 second quarter. See the “Segment Analysis” below, for additional information.
Discussion of Six Month Periods Ended June 30, 2010 and 2009
Net revenues increased $5.1 million during the six months ended June 30, 2010 compared with the first six months of 2009. The increase in net revenues was primarily due to:
•	revenues in our existing sleep center locations were flat,
•	the acquisitions of our SMS operating segment in August and September 2009 that resulted in an increase in revenue of $5.7 million, and
•	same store pharmacy revenues decreased approximately $0.6 million. See the “Segment Analysis” below, for additional information.
Cost of sales and services increased $1.4 million during the six months ended June 30, 2010 compared with the first six months of 2009. The factors that significantly influenced cost of sales and services were:
•	a decrease in the cost of sales at existing sleep center locations of approximately $0.2 million,
•	the acquisitions of our SMS operating segment in August and September 2009 which resulted in an increase in cost of sales of $1.7 million, and
•	a decrease in same store pharmacy cost of sales of approximately $0.1 million. See the “Segment Analysis” below, for additional information.
Operating expenses increased $4.0 million during the six months ended June 30, 2010, compared with the first six months of 2009. Operating expenses at our SMS operating segment increased $0.2 million due to additional overhead required to support increased operations. The acquisitions made by our SMS operating segment in August and September 2009 resulted in increased operating expenses of $3.1 million. Overhead incurred at the parent-company level which includes our public-company costs increased approximately $0.7 million primarily due to increased stock compensation expense and increased professional services. See the “Segment Analysis” below, for additional information.
Bad debt expense decreased approximately $2.1 million during the six months ended June 30, 2010 compared with the first six months of 2009. During the six months ended June 30, 2009, we recorded a change in accounting estimate of approximately $2.6 million which represented a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts at our SDC operating segment. See the “Segment Analysis” below, for additional information.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $0.1 million during the six months ended June 30, 2010 compared with the first six months of 2009. The increase in interest expense was due to increased borrowings.

Income from discontinued operations represents the net income from our film operations that were discontinued on January 1, 2009.
Noncontrolling interests were allocated approximately $35,000 of net losses during the six months ended June 30, 2010 compared with the first six months of 2009 when noncontrolling interests were allocated approximately $268,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.6 million (2.8% of approximately $55.9 million in net revenues) during the first six months of 2010, compared to a net loss of approximately $2.8 million (5.5% of approximately $50.8 million in net revenues) during the first six months of 2009. See the “Segment Analysis” below, for additional information.
SMS Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$6,111,066	$2,959,214	$12,023,101	$6,315,712
Cost of sales and services	1,699,215	1,035,935	3,552,150	2,039,338
Operating expenses	3,597,892	2,193,235	7,574,516	4,332,263
Bad debt expense	541,994	2,884,005	780,893	2,884,151
Net other income (expense)	(286,463)	(221,118)	(572,062)	(445,553)

Income (loss) from continuing operations, before taxes and noncontrolling interests	(14,498)	(3,375,129)	(456,520)	(3,385,593)
Noncontrolling interests	(6,072)	253,837	34,727	267,587

Income (loss) from continuing operations, before taxes	$(20,570)	$(3,121,292)	$(421,793)	$(3,118,006)

Discussion of Three Month Periods Ended June 30, 2010 and 2009
Net revenues increased approximately $3.2 million during the three months ended June 30, 2010, compared with the second quarter of 2009. This increase was primarily due to:
•	an increase in the revenues from existing sleep center locations of approximately $0.3 million during the second quarter of 2010, compared with the same period in 2009. A decline in revenues from sleep diagnostic services at existing locations of $0.1 million was offset by a $0.4 million increase in revenues from sleep therapy business at existing locations; and
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $2.9 million.
Cost of sales and services increased approximately $0.7 million during the three months ended June 30, 2010 compared with the second quarter of 2009. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $0.9 million. Cost of sales and services at existing sleep center locations decreased $0.2 million. Cost of sales and services as a percent of net revenues was 27% and 35% during the three months ended June 30, 2010 and 2009, respectively. The improvement in cost of sales and services as a percent of net revenues is primarily due to increases in our sleep therapy business which generates higher gross margins, a decrease in sleep therapy product costs resulting from higher volumes and increased utilization of our sleep technicians.

Operating expenses increased approximately $1.4 million during the three months ended June 30, 2010, compared with the second quarter of 2009. The increase in operating expenses was primarily due to the acquisition of Somni and Eastern which resulted in an increase in operating expenses of approximately $1.6 million. This increase was offset by a decrease in operating expenses of $0.1 million resulting from cost reduction efforts.
Bad debt expense decreased approximately $2.3 million during the three months ended June 30, 2010 compared with the second quarter of 2009. During the second quarter of 2009, we completed our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase bad debt expense by approximately $2.6 million.
Net other expense represents interest expense on borrowings. Net interest expense increased approximately $65,000 during the three months ended June 30, 2010 compared with the second quarter of 2009. The increase in net interest expense is due to an increase in borrowings related to acquisitions.
Noncontrolling interests were allocated approximately $6,000 of net income during the three months ended June 30, 2010 compared with the second quarter of 2009 when noncontrolling interests were allocated approximately $254,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the improved earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
Income (loss) from continuing operations, before taxes. Our SMS operating segment generated an operating loss of approximately $21,000 (0.3% of approximately $6.1 million in net revenues) during the second quarter of 2010, compared to an operating loss of approximately $3.1 million (106% of approximately $3.0 million in net revenues) during the 2009 second quarter.
Discussion of Six Month Periods Ended June 30, 2010 and 2009
Net revenues increased approximately $5.7 million during the six months ended June 30, 2010, compared with the first six months of 2009. This increase was primarily due to:
•	a decrease in the revenues from existing sleep diagnostic business of approximately $0.4 million during the first six months of 2010, compared with the same period in 2009;
•	an increase in revenues from sleep therapy business at existing locations of approximately $0.4 million; and
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $5.7 million.
Cost of sales and services increased approximately $1.5 million during the six months ended June 30, 2010 compared with the first six months of 2009. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $1.7 million. Cost of sales and services at existing sleep center locations decreased $0.2 million. Cost of sales and services as a percent of net revenues was 30% and 32% during the six months ended June 30, 2010 and 2009, respectively.
Operating expenses increased approximately $3.2 million during the six months ended June 30, 2010, compared with the first six months of 2009. The increase in operating expenses was primarily due to the acquisition of Somni and Eastern which resulted in an increase in operating expenses of approximately $3.1 million. Operating expenses at existing sleep center locations increased $0.1 million.
Bad debt expense decreased approximately $2.1 million during the six months ended June 30, 2010 compared with the first six months of 2009. During the second quarter of 2009, we completed our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase bad debt expense by approximately $2.6 million.

Net other expense represents interest expense on borrowings. Net interest expense increased approximately $127,000 during the six months ended June 30, 2010 compared with the first six months of 2009. The increase in net interest expense is due to an increase in borrowings related to acquisitions.
Noncontrolling interests were allocated approximately $35,000 of net losses during the six months ended June 30, 2010 compared with the first six months of 2009 when noncontrolling interests were allocated approximately $268,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC subsidiaries that are not wholly-owned. The change in noncontrolling is due to the improved earnings generated at our non-wholly owned SDC subsidiaries attributable to the equity ownership interests that we do not own.
Income (loss) from continuing operations, before taxes. Our SMS operating segment generated an operating loss of approximately $0.4 million (3.5% of approximately $12.0 million in net revenues) during the six months ended June 30, 2010, compared to an operating loss of approximately $3.1 million (49.4% of approximately $6.3 million in net revenues) during the first six months of 2009.
ApothecaryRx Operating Segment

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$22,142,612	$22,326,413	$43,836,051	$44,441,308
Cost of sales	16,750,378	16,906,034	33,374,773	33,525,214
Operating expenses	4,481,347	4,590,353	8,954,932	9,254,897
Net other income (expense)	(311,866)	(360,683)	(622,166)	(711,539)

Income from continuing operations, before taxes	$599,021	$469,343	$884,180	$949,658

Discussion of Three Month Periods Ended June 30, 2010 and 2009
Net revenues decreased $0.2 million during the three months ended June 30, 2010 compared with the second quarter of 2009. This decrease is due to a decline in revenues from existing (or same store) pharmacy locations of $0.2 million compared with the second quarter of 2009. The decrease in same store revenues was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs.
Cost of sales decreased $0.2 million during the three months ended June 30, 2010 compared with the second quarter of 2009. This decrease is due to physical inventory adjustments (resulting from normal recurring physical inventories) recorded in the second quarter of 2010 which decreased cost of sales $0.2 million. Cost of sales as a percentage of net revenues was 76% and 76%, respectively, during the three months ended June 30, 2010 and 2009.
Operating expenses decreased $0.1 million during the three months ended June 30, 2010, compared with the second quarter of 2009. This decrease was due to expenses moved to the parent-company level resulting from changing roles of certain management members at ApothecaryRx from duties solely focused on ApothecaryRx to broader roles encompassing SMS.
Net other expense represents interest expense on borrowings. Net interest expense decreased approximately $49,000 during the three months ended June 30, 2010 compared with the second quarter of 2009. The decrease in net interest expense is due to a decrease in seller-financed debt at ApothecaryRx.
Income from continuing operations, before taxes. Our ApothecaryRx operating segment operations resulted in income from continuing operations, before taxes of approximately $599,000 (2.7% of approximately $22.1 million in net revenues) during the second quarter of 2010, compared to income from continuing operations, before taxes of approximately $469,000 (2.1% of approximately $22.3 million in net revenues) during the 2009 second quarter.

Discussion of Six Month Periods Ended June 30, 2010 and 2009
Net revenues decreased $0.6 million during the six months ended June 30, 2010 compared with the first six months of 2009. This decrease is due to a decline in revenues from existing (or same store) pharmacy locations of $0.6 million compared with the first six months of 2009. The decrease in same store revenues was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs.
Cost of sales decreased $0.2 million during the six months ended June 30, 2010 compared with the first six months of 2009. This decrease is due to physical inventory adjustments (resulting from normal recurring physical inventories) recorded in the second quarter of 2010 which decreased cost of sales $0.2 million. Cost of sales as a percentage of net revenues was 76% and 75%, respectively, during the three months ended June 30, 2010 and 2009.
Operating expenses decreased $0.3 million during the six months ended June 30, 2010, compared with the first six months of 2009. This decrease was due to expenses moved to the parent-company level resulting from changing roles of certain management members at ApothecaryRx from duties solely focused on ApothecaryRx to broader roles encompassing SMS.
Net other expense represents interest expense on borrowings. Net interest expense decreased approximately $89,000 during the six months ended June 30, 2010 compared with the first six months of 2009. The decrease in net interest expense is due to a decrease in seller-financed debt at ApothecaryRx.
Income from continuing operations, before taxes. Our ApothecaryRx operating segment operations resulted in income from continuing operations, before taxes of approximately $884,000 (2.0% of approximately $43.8 million in net revenues) during the first six months of 2010, compared to income from continuing operations, before taxes of approximately $950,000 (2.1% of approximately $44.4 million in net revenues) during the first six months of 2009.
Liquidity and Capital Resources
Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at June 30, 2010 totaled approximately $1.3 million. As of June 30, 2010, we had working capital of approximately $10.9 million.
Our operating activities during the six months ended June 30, 2010 provided net cash of approximately $1.0 million compared to operating activities in the first six months of 2009 that used net cash of approximately $1.0 million. The increase in cash flows provided by operating activities was primarily attributable to a decrease in accounts receivable and increase in accounts payable. During the six months ended June 30, 2010, our operating activities included a net loss of $1.6 million which was offset by depreciation and amortization of $1.2 million and stock-based compensation of $0.3 million.
Our investing activities during the six months ended June 30, 2010 used net cash of approximately $0.2 million compared to the first six months of 2009 during which we used approximately $0.8 million for investing activities. The decrease in the cash used in investing activities was attributable to a decrease in the purchase of property and equipment.
Our financing activities during the six months ended June 30, 2010 used net cash of approximately $1.4 million compared to the first six months of 2009 during which financing activities used approximately $2.1 million. Financing activities for both periods were comprised primarily of debt payments offset by debt proceeds.
We expect to meet our obligations for at least the next twelve months through available cash and funds generated from our operations, supplemented as necessary by debt or equity financing. We seek to improve our liquidity through a combination of operational improvements, debt reduction strategies and increased equity or debt financing. We periodically evaluate available options for raising additional financing. We may use funds raised to fund operations and working capital, to expand our SMS operating segment through acquisitions or by developing de novo sleep centers or to refinance existing indebtedness. We expect to generate positive working capital through our operations. However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt or equity financing to support our capital commitments and working capital requirements. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $6.3 million as of June 30, 2010.

Arvest Credit Facility
Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009 (the “Second Amendment”) and July 2010 (the “Third Amendment”). As of June 30, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935.
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
Interest Rate. The outstanding principal amounts of Acquisition Line and Term Loan bear interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 6% (“Floor Rate”). Prior to June 30, 2010, the Floor Rate was 5%. The WSJ Prime Rate is adjusted annually, subject to the Floor Rate, then in effect on May 21 of each year of the Term Loan and the anniversary date of each advance or tranche of the Acquisition Line. In the event of our default under the terms of the Arvest Credit Facility, the outstanding principal will bear interest at the per annum rate equal to the greater of 15% or the WSJ Prime Rate plus 5%.
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
Use of Proceeds. All proceeds of the Term Loan were used solely for the funding of the acquisition and refinancing of the existing indebtedness and loans owed to Intrust Bank, the refinancing of the existing indebtedness owed to Arvest Bank; and other costs we incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.
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

Collateral. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in general our assets. If the Company sells any assets which are collateral for the Arvest Credit Facility, then subject to certain exceptions and without the consent of Arvest Bank, such sale proceeds must be used to reduce the amounts outstanding to Arvest Bank.
Debt Service Coverage Ratio. Commencing with the calendar quarter ending September 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:
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
Deposit Account Control Agreement. Effective June 30, 2010, we entered into a Deposit Control Agreement (“Deposit Agreement”) with Arvest Bank and Valliance Bank covering the deposit accounts that we have at Valliance Bank. The Deposit Agreement requires Valliance Bank to comply with instructions originated by Arvest Bank directing the disposition of the funds held by us at Valliance Bank without our further consent. Without Arvest Bank’s consent, we cannot close any of our deposit accounts at Valliance Bank or open any additional accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Agreement only in the event of an uncured default under the Loan Agreement, as amended.
Compliance with Debt Service Coverage Ratio. As noted above, commencing with the calendar quarter ending September 30, 2010, we are required to maintain a Debt Service Coverage Ratio of 1.25 to 1. As part of the Third Amendment, the commencement date of the Debt Service Coverage Ratio requirement was extended from June 30, 2010 to September 30, 2010. As of June 30, 2010, our Debt Service Coverage Ratio is 0.9 to 1. We expect to achieve compliance by September 30, 2010 through a combination of operational and debt reduction strategies. If we are unsuccessful in fully executing these strategies, it is not likely that we will achieve compliance by September 30, 2010 and there is no assurance that Arvest Bank will waive or further delay the requirement.
Financial Commitments
We do not have any material capital commitments during the next 12 months, but we do have contractual commitments of approximately $6.3 million for payments on our indebtedness and for operating lease payments. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness. In January 2010, we filed a registration statement for the offering of 14,250,000 shares of our common stock. Due to existing market conditions, we have not completed the offering. We expect to go forward with the stock offering during the next 180 days, however there can be no assurance that the offering will be successful or that we will raise any proceeds from the offering.

Our future commitments under contractual obligations by expected maturity date at June 30, 2010 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Short-term debt	$20,130	$—	$—	$—	$20,130
Long-term debt	3,972,620	15,071,879	33,117,478	3,189,189	55,351,166
Operating leases	2,291,808	2,998,434	1,698,238	3,157,659	10,146,139

	$6,284,558	$18,070,313	$34,815,716	$6,346,848	$65,517,435

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
Revenue recognition —
Sleep center services and product sales from our SMS operating segment are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. For certain sleep therapy and other equipment sales, reimbursement from third-party payers occurs over a period of time, typically 10 to 13 months. We recognize revenue, and the corresponding cost of goods sold, on these sales as payments are earned over the payment period stipulated by the third-party payor. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. We have established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues in the accompanying consolidated financial statements are reported net of such adjustments.
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
Change in Accounting Method — On January 1, 2010, we elected to change its method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the business acquisitions made in the 3rd quarter of 2009, we recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
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

Cautionary Statement Relating to Forward Looking Information
We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, business plans or objectives, levels of activity, performance or achievements, or industry results, to be materially different from any future results, business plans or objectives, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they
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
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have a bank credit facility of approximately $45 million and we may not achieve compliance with the Debt Service Coverage Ratio requirements which begin September 30, 2010.
We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of June 30, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935. Commencing with the calendar quarter ending September 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. As of June 30, 2010, our Debt Service Coverage Ratio is 0.9 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently developing and executing a combination of operational and debt reduction strategies and expect to be in compliance with the Debt Service Coverage Ratio by September 30, 2010. However, if we are unsuccessful in fully executing these strategies, it is not likely that we will achieve compliance by September 30, 2010 and there is no assurance that Arvest Bank will waive or further delay the requirement.
In the event a default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in general our assets. In addition, in connection with a third amendment to the Arvest Credit Facility in July 2010, we also entered into a Deposit Control Agreement with Arvest Bank covering our accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the Loan Agreement, as amended.
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
We currently fund our working capital needs with cash generated from operations and from funds previously raised from equity and debt financings. During each quarter, we have several large payments that need to be made, including for interest on our Arvest Credit Facility, to our national pharmacy distributor and to make payments on seller financing relating to our prior acquisitions. We may experience liquidity issues when these large payments are due at approximately the same time. We are currently evaluating various measures to maintain sufficient liquidity for the continuity of normal business operations. Certain of these options include the acceleration of collection of our accounts receivable, the deceleration of payments on our trade payables, the negotiation of extended payment terms with certain of our vendors and the possibility of raising additional capital through the sale of assets, or the issuance and sale of equity or debt securities. We continually project and evaluate our cash and working capital needs and plan for the timing of these payments, but there can be no assurance that we can raise additional capital or maintain liquidity sufficient to fund our working capital for normal business operations. If we are unable to maintain working capital sufficient for normal business operations, our business, results of operation and financial position may be materially adversely affected.

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
We incurred indebtedness with an outstanding balance at June 30, 2010 of approximately $44.4 million to fund the acquisitions of our existing sleep centers and pharmacies, in the form of a credit facility and term loan. The outstanding principal amounts under the credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 6%. Prior to June 30, 2010, the floor rate was 5%. Further details about this indebtedness can be found in the footnotes to our interim financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have also incurred debt obligations from seller financing in connection with some of our acquisitions, the outstanding balance of which, at June 30, 2010, was approximately $1.6 million. The outstanding balance on our seller financing debt carries interest rates that range from 0.0% to 7.65% with maturity dates ranging from July 2010 to November 2013.
At June 30, 2010, we had total liabilities of approximately $56.6 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On April 1, 2010, we issued 30,000 shares of common stock pursuant to restricted stock awards issued under and pursuant to our 2008 Long-Term Incentive Plan. The shares were issued at the weighted-average fair market value of $1.00 and vest as follows: 10,000 shares immediately vested, 10,000 shares vest on April 1, 2011 and 10,000 shares vest on April 1, 2012. In connection with the issuance of these shares of common stock, no underwriting discounts or commissions were paid or will be paid. The shares of common stock were sold without registration under the Securities Act of 1933, as amended, in reliance on the registration exemption afforded by Regulation D and more specifically Rule 506 of Regulation D.
Repurchases of Equity Securities
During the quarter ended June 30, 2010, we acquired, by means of net share settlements, 3,195 shares of Graymark common stock, at an average price of $1.00 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations.

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

GRAYMARK HEALTHCARE, INC. (Registrant)
	By:	/s/ STANTON NELSON
Stanton Nelson
Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2010

	By:	/s/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Date: August 13, 2010