Form 10-Q
period 2010-09-30
Graymark Healthcare, Inc.
filed 2010-11-15
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 15, 2010, 28,974,884 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2010
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
The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, the Consolidated Condensed Statements of Operations for the three month and nine month periods ended September 30, 2010 and 2009, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$533,770	$1,093,645
Accounts receivable, net of allowance for contractual adjustments and doubtful accounts of $5,507,284 and $9,772,580, respectively	3,150,279	4,057,959
Inventories	616,643	351,585
Current assets from discontinued operations	16,020,079	16,312,028
Other current assets	757,696	532,323

Total current assets	21,078,467	22,347,540

Property and equipment, net	4,095,777	5,318,680
Intangible assets, net	5,700,753	5,871,578
Goodwill	20,516,894	20,516,894
Other assets from discontinued operations	20,347,654	21,087,323
Other assets	435,563	725,262

Total assets	$72,175,108	$75,867,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$826,950	$342,362
Accrued liabilities	1,300,400	1,752,598
Short-term debt	—	195,816
Current portion of long-term debt	767,101	480,201
Current liabilities from discontinued operations	11,069,539	7,890,407

Total current liabilities	13,963,990	10,661,384

Long-term debt, net of current portion	21,649,925	22,215,875
Liabilities from discontinued operations	22,555,977	23,694,319

Total liabilities	58,169,892	56,571,578

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,974,884 and 28,989,145 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,898	2,899
Paid-in capital	29,446,757	29,086,750
Accumulated deficit	(15,416,999)	(9,869,471)

Total Graymark Healthcare shareholders’ equity	14,032,656	19,220,178

Noncontrolling interest	(27,440)	75,521

Total equity	14,005,216	19,295,699

Total liabilities and shareholders’ equity	$72,175,108	$75,867,277

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Net Revenues:
Services	$4,115,610	$3,467,377
Product sales	1,358,802	1,666,798

	5,474,412	5,134,175

Costs and Expenses:
Cost of services	1,349,730	1,215,162
Cost of sales	435,348	257,772
Selling, general and administrative	4,174,956	3,463,438
Bad debt expense	374,689	794,586
Depreciation and amortization	344,366	271,310
Impairment of fixed assets	762,224	—

	7,441,313	6,002,268

Other Income (Expense):
Interest expense, net	(342,345)	(249,158)
Other (expense)	—	(27,290)

	(342,345)	(276,448)

Income (loss) from continuing operations, before taxes	(2,309,246)	(1,144,541)

Benefit (provision) for income taxes	(9,603)	—

Income (loss) from continuing operations, net of taxes	(2,318,849)	(1,144,541)

Discontinued operations, net of taxes	(1,512,155)	327,868

Net income (loss)	(3,831,004)	(816,673)

Less: Net income (loss) attributable to noncontrolling interests	(61,233)	25,819

Net income (loss) attributable to Graymark Healthcare	$(3,769,771)	$(842,492)

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.08)	$(0.04)
Discontinued operations attributable to Graymark Healthcare common shareholders	(0.05)	0.01

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.13)	$(0.03)

Average common shares outstanding (basic and diluted)	28,978,063	28,155,573

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Net Revenues:
Services	$13,482,800	$8,691,627
Product sales	4,014,713	2,758,261

	17,497,513	11,449,888

Costs and Expenses:
Cost of services	4,206,611	2,948,431
Cost of sales	1,130,617	563,841
Selling, general and administrative	13,041,705	8,254,778
Bad debt expense	1,155,583	3,679,737
Depreciation and amortization	1,040,891	761,758
Impairment of fixed assets	762,224	—

	21,337,631	16,208,545

Other Income (Expense):
Interest expense, net	(913,031)	(593,604)
Other (expense)	(6,249)	(22,776)

	(919,280)	(616,380)

Income (loss) from continuing operations, before taxes	(4,759,398)	(5,375,037)

Benefit (provision) for income taxes	(47,192)	208,000

Income (loss) from continuing operations, net of taxes	(4,806,590)	(5,167,037)

Discontinued operations, net of taxes	(623,399)	1,279,707

Net income (loss)	(5,429,989)	(3,887,330)

Less: Net income (loss) attributable to noncontrolling interests	(95,961)	(241,768)

Net income (loss) attributable to Graymark Healthcare	$(5,334,028)	$(3,645,562)

Earnings per common share (basic and diluted):
Income (loss) from continuing operations attributable to Graymark Healthcare common shareholders	$(0.16)	$(0.18)
Discontinued operations attributable to Graymark Healthcare common shareholders	(0.02)	0.05

Net income (loss) attributable to Graymark Healthcare common shareholders	$(0.18)	$(0.13)

Average common shares outstanding (basic and diluted)	28,991,304	28,116,089

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Operating activities:
Net income (loss)	$(5,334,028)	$(3,645,562)
Less: Net income (loss) from discontinued operations	(623,399)	1,279,707

Net income(loss) from continuing operations	(4,710,629)	(4,925,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,040,891	761,758
Noncontrolling interests	(95,961)	(241,768)
Stock-based compensation, net of cashless vesting	360,006	186,489
Bad debt expense	1,155,583	3,679,737
Impairment of fixed assets	762,224	—
Changes in assets and liabilities -
Accounts receivable	(376,789)	(576,282)
Inventories	(265,058)	(121,244)
Other assets	64,326	(661,456)
Accounts payable	484,588	(109,766)
Accrued liabilities	(452,198)	(410,128)

Net cash (used in) operating activities from continuing operations	(2,117,631)	(2,417,929)
Net cash provided by operating activities from discontinued operations	3,630,692	504,313

Net cash provided by (used in) operating activities	1,513,061	(1,913,616)

Investing activities:
Cash received from acquisitions	—	259,163
Purchase of businesses	—	(9,056,000)
Purchase of property and equipment	(530,355)	(722,592)
Disposal of property and equipment	120,969	—

Net cash (used in) investing activities from continuing operations	(409,386)	(9,519,429)
Net cash (used in) investing activities from discontinued operations	(50,054)	(205,795)

Net cash (used in) investing activities	(459,440)	(9,725,224)

Financing activities:
Debt proceeds	16,819	5,339,587
Debt payments	(491,685)	(2,221,278)
Distributions to noncontrolling interests, net of contributions	(7,000)	(12,142)

Net cash provided by (used in) financing activities from continuing operations	(481,866)	3,106,167
Net cash (used in) financing activities from discontinued operations	(1,514,081)	(2,562,235)

Net cash provided by (used in) financing activities	(1,995,947)	543,932

Net change in cash and cash equivalents	(942,326)	(11,094,908)
Cash and cash equivalents at beginning of period	1,890,606	15,380,310

Cash and cash equivalents at end of period	948,280	4,285,402
Cash and cash equivalents of discontinued operations at end of period	414,510	1,554,548

Cash and cash equivalents of continuing operations at end of period	$533,770	$2,730,854

Cash Paid for Interest and Income Taxes:
Interest expense	$1,909,000	$1,747,000

Income taxes	$32,000	$39,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended September 30, 2010 and 2009
Note 1 — Nature of Business
Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and provides diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, the Company sells equipment and related supplies and components used to treat sleep disorders. The Company’s products and services are used primarily by patients with obstructive sleep apnea, or OSA. The Company’s sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment for obstructive sleep apnea. The Company’s sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. The Company sells CPAP devices and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are noncontrolling interest holders in some of the Company’s testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx, LLC (“ApothecaryRx”). ApothecaryRx operates 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The closing of the sale of ApothecaryRx is expected to occur by December 31, 2010. As a result of the pending sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements.
Note 2 — Summary of Significant Accounting Policies
For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.
Interim Financial Information - The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. The December 31, 2009 consolidated condensed balance sheet was derived from audited financial statements.
Reclassifications - Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation including the assets, liabilities, results of operations and cash flows of ApothecaryRx which are reflected as discontinued operations.
Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue recognition -
Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For the business acquired from somniCare, Inc. and somniTech, Inc. (collectively referred to as “Somni”) in 2009, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the Somni business since the date of the acquisition and does not anticipate any future changes to this process. In the Company’s historic business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. The Company conducts this analysis for each of its operating locations separately to ensure differences in payment rates from various markets are identified in the analysis. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor at each location. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future out-of-network reimbursement for each payor at each facility. Historically, the Company has consistently used this process to estimate net revenue at the time of service other than a change in fiscal 2009 to using 12 months of payment history. Prior to that time, the Company used nine months of payment history for its quarterly analysis. Although the impact on the calculation was negligible, the Company determined a 12-month review eliminates potential seasonal fluctuations and provides a broader sample of payments for the calculation. The Company is in the process of migrating its historic business to a predominantly in-network status by obtaining contracts with its primary payors. For its diagnostic business, the Company expects to have this process substantially complete in the fourth quarter of 2010. For its therapy business, the Company expects this process to be substantially complete in the first quarter of 2011. As contracts are added, and the Company becomes predominantly in-network in its historic business, the Company will estimate net revenue based on the contracted rates which is the same process and assumption currently used for the Somni business. This change in process and assumption for the Company’s historic business is not expected to have a material impact on future operating results.
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
Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have a material impact on the Company’s operating results and cash flows in subsequent periods. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.

The patient and their third party insurance provider typically share in the payment for the Company’s products and services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, the Company is not certain of the full amount of patient responsibility at the time of service. Starting in 2010, the Company implemented a process to estimate amounts due from patients prior to service and increase collection of those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.
Cost of Services and Sales - Cost of services includes technician labor required to perform sleep diagnostics and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Cost of services are recorded in the time period the related service is provided. Cost of sales are recorded in the same time period that the related revenue is recognized. If the sale is paid for over a specified period, the product cost associated with that sale is recognized over that same period. If the product is paid for in one period, the cost of sale is recorded in the period the product was sold.
Restricted cash - As of September 30, 2010 and December 31, 2009, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.
Accounts receivable -The majority of the Company’s accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s business is out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems report revenue at a higher gross billed amount, which the Company adjusts to an expected net amount based on historic payments. This process results in a reserve for contractual allowances that is higher than it otherwise would be if a larger percentage of our business were under contract and our systems could report revenue at those net contract rates. As the Company moves more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
The Company offers payment plans to patients for amounts due from them for the sales and services the Company provides. For patients with a balance of $500 or less, the Company allows a maximum of six months for the patient to pay the amount due. For patients with a balance over $500, the Company allows a maximum of 12 months to pay the full amount due. The minimum monthly payment amount for both plans is $50 per month.
Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, the Company utilizes a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin at 90 days from the initial statement. If the patient is on a payment program, these efforts begin 30 days after the patient fails to make a planned payment. For diagnostic patients, the Company submits patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 270 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is the Company’s policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by a collection agency, the amounts previously written-off are reversed as a recovery of bad debt. For amounts due from third party payors, it is the Company’s policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.

For the three and nine months ended September 30, 2010, the adjustment for the difference between the amounts reserved for contractual allowance and amounts actually collected were $(62,951) and $517,751, respectively. For the three and nine months ended September 30, 2009, the adjustment for the difference between amounts reserved for contractual allowance and amounts actually collected were $177,958 and $67,939, respectively.
Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	September 30,	December 31,
	2010	2009

Allowance for contractual adjustments	$3,337,338	$6,150,557
Allowance for doubtful accounts	2,169,946	3,622,023

Total	$5,507,284	$9,772,580

The activity in the allowances for contractual adjustments and doubtful accounts for the nine months ending September 30, 2010 follows:

	Contractual	Doubtful
	Adjustments	Accounts	Total

Balance at December 31, 2009	$6,150,557	$3,622,023	$9,772,580
Provisions	16,949,076	1,546,203	18,495,279
Write-offs, net of recoveries	(19,762,295)	(2,485,389)	(22,247,684)
Change in accounting method (see Note 3)	—	(512,891)	(512,891)

Balance at September 30, 2010	$3,337,338	$2,169,946	$5,507,284

Included in accounts receivable are earned but unbilled receivables of approximately $121,000 and $797,000 as of September 30, 2010 and December 31, 2009, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays, ranging from several weeks to several months, can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
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
Earnings (loss) per share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

Fair value of financial instruments - The recorded amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these items. The Company calculates the fair value of its borrowings based on estimated market rates. Fair value estimates are based on relevant market information and information about the individual borrowings. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used. Based on the Company’s calculations at September 30, 2010 and December 31, 2009, the carrying amount of the Company’s borrowings approximates fair value.
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
The Company has determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because historical transactional level records are no longer available in a manner that would allow for the appropriate calculations for the historical periods presented. As a result, the Company will apply the change in revenue recognition for rental equipment on a prospective basis. As a result of the accounting change, the Company’s accumulated deficit increased $213,500, as of January 1, 2010, from $9,869,471, as originally reported, to $10,082,971. In addition, the accounts receivable and the related allowance for doubtful accounts associated with the outstanding rental equipment were removed and the cost of outstanding rental equipment was established as rental inventory as detailed below:

Accounts receivable	$796,768
Allowance for doubtful accounts	(512,891)
Less: Rental inventory established	70,377

Adjustment to accumulated deficit	$213,500

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

	Somni	Eastern

Cash and cash equivalents	$225,774	$33,389
Accounts receivable	1,002,334	455,120
Inventories	78,358	6,307
Other current assets	36,299	—

Total current assets	1,342,765	494,816

Property and equipment	1,060,362	157,109
Intangible assets	1,455,000	3,991,000
Goodwill	3,747,379	163,730

Total assets acquired	7,605,506	4,806,655

Less: Liabilities assumed:
Accounts payable and accrued liabilities	548,197	39,497
Short-term debt	501,667	—
Long-term debt	655,642	67,158

Total liabilities assumed	1,705,506	106,655

Net assets acquired	$5,900,000	$4,700,000

The revenue and earnings of the combined entity had the acquisition dates of Somni and Eastern been January 1, 2009 is as follows:

	Three Months	Nine months
	Ending	Ending
	9/30/2009	9/30/2009

Supplemental Pro Forma:
Revenues	$7,051,293	$19,142,221

Earnings	$(626,782)	$(2,868,231)

Net income per common share (basic and diluted)	$(0.02)	$(0.10)

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
Note 5 — Discontinued Operations
On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx (the “ApothecaryRx Sale”). ApothecaryRx operates 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The closing of the sale of ApothecaryRx is expected to occur by December 31, 2010. As a result of the pending sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying financial statements.

Under the Agreement, the consideration for the ApothecaryRx assets being purchased and liabilities being assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties have agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location, provided that the Inventory Amount may not exceed $7,000,000. Of the Purchase Price, $2,000,000 will be deposited in an escrow fund (the “Indemnity Escrow Fund”) pursuant to the terms of an indemnity escrow agreement. The amount of the Purchase Price may be adjusted downward if leases to certain pharmacy locations cannot be assigned to the buyer. All proceeds from the sale of ApothecaryRx will be deposited in a restricted account at Arvest Bank. Of the proceeds, $25,000,000 will be used to reduce outstanding obligations under the Company’s credit facility with Arvest Bank.
Generally, on the 12-month anniversary of the final closing date of the sale of ApothecaryRx, 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18-month anniversary of the final closing date of the sale, subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases the ApothecaryRx location in Sterling, Colorado does not increase by a certain percentage of the average daily prescription sales by the ApothecaryRx Sterling, Colorado location (the “Retention Rate Earnout”). In addition, if an agreement, on certain terms required by the buyer, relating to the sale of the long-term care pharmacy business at the ApothecaryRx Sterling, Colorado pharmacy is not completed prior to the closing of the sale of that location to the buyer, an additional $1,500,000 will be deposited in an escrow fund (the “LTC Escrow Fund”) and is subject to deduction to the extent that certain of ApothecaryRx’s former employees and their affiliates compete in the retail pharmacy business within the 18-month anniversary of the closing of the sale of that location to the buyer.
During September 2010, the Company recorded a special charge of approximately $1,472,000 ($0.05 per share) related to certain estimated costs resulting from the ApothecaryRx Sale. The components of the special charge are as follows:

Severance and payroll costs	$493,000
Lease termination costs	860,000
Equipment removal and lease termination costs	119,000

Total charge	$1,472,000

Additional charges may be recorded in future periods dependent upon the timing and results of the final transaction.
The operating results of ApothecaryRx classified as discontinued operations are summarized below:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$21,763,674	$22,202,609	$65,599,725	$66,643,918

Income (loss) before taxes	$(39,706)	$327,868	$844,473	$1,279,707
Income tax (provision)	—	—	—	—

Income (loss) from operations of discontinued operations	(39,783)	327,868	848,973	1,279,707
Estimated (charges) incurred on sale of business	(1,472,372)	—	(1,472,372)	—

Income (loss) from discontinued operations, net of tax	$(1,512,155)	$327,868	$(623,399)	$1,279,707

The balance sheet items for ApothecaryRx classified as discontinued operations are summarized below:

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$414,510	$796,961
Accounts receivable, net of allowances	6,875,805	7,421,407
Inventories	8,100,271	7,882,717
Other current assets	629,493	210,943

Total current assets	16,020,079	16,312,028

Fixed assets, net	834,422	992,481
Intangible assets, net	6,424,094	7,005,704
Goodwill	13,089,138	13,089,138

Total noncurrent assets	20,347,654	21,087,323

Total assets	$36,367,732	$37,399,351

Payables and accrued liabilities	$5,512,745	$6,107,109
Other current liabilities	4,149,235	—
Current portion of long-term debt	1,407,559	1,783,298

Total current liabilities	11,069,539	7,890,407

Long-term debt	22,555,977	23,694,319

Total liabilities	$33,625,516	$31,584,726

Note 6 — Goodwill and Other Intangibles
There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2010.
As of September 30, 2010, the Company had $20.5 million of goodwill resulting from business acquisitions and other purchases. Goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
Intangible assets as of September 30, 2010 and December 31, 2009 include the following:

	Useful	September 30, 2010			December 31,
	Life	Gross	Accumulated		2009
	(Years)	Amount	Amortization	Net	Net

Customer relationships	Indefinite	$3,870,000	$—	$3,870,000	$3,870,000
Customer relationships	8 – 15	1,450,000	(203,460)	1,246,540	1,338,969
Covenants not to compete	3 – 15	295,000	(126,346)	168,654	218,475
Trademark	10 – 15	271,000	(31,719)	239,281	258,356
Payor contracts	15	190,000	(13,722)	176,278	185,778

Total		$6,076,000	$(375,247)	$5,700,753	$5,871,578

Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $57,000 and $17,000, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $171,000 and $52,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended
September 30,
2011	$213,000
2012	196,000
2013	170,000
2014	170,000
2015	168,000
Note 7 — Borrowings
The Company’s borrowings as of September 30, 2010 and December 31, 2009 are as follows:

		Maturity	September 30,	December 31,
	Rate (1)	Date	2010	2009

Senior bank debt	6%	May 2014	$12,596,375	$12,596,375
Bank line of credit	6%	Aug. 2015	9,002,341	9,002,341
Sleep center notes payable	3.75 – 8.75%	July 2011 – Jan. 2015	276,233	467,835
Notes payable on equipment	6 – 14%	April 2012 – Dec. 2013	452,369	570,947
Notes payable on vehicles	2.9 – 3.9%	Nov. 2012 – Dec. 2013	69,670	104,764
Capital leases	11.4%	Nov. 2010	18,759	81,314
Short-term insurance premium financing	7.5%	Nov. 2010	1,279	68,316

Total borrowings			22,417,026	22,891,892
Less:
Short-term debt			—	(195,816)
Current portion of long-term debt			(767,101)	(480,201)

Long-term debt			$21,649,925	$22,215,875

(1)	Effective rate as of September 30, 2010
At September 30, 2010, future maturities of long-term debt were as follows:

Twelve months ended
September 30,
2011	$767,000
2012	2,269,000
2013	2,815,000
2014	12,728,000
2015	679,000
Thereafter	3,159,000
In May 2008 and as amended in May 2009 and July 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. Prior to June 30, 2010, the floor rate was 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain a Debt Service Coverage Ratio of not less than 1.25 to 1.

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
. As of September 30, 2010, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. On November 12, 2010, Arvest Bank waived the Debt Service Coverage Ratio requirement for the quarter ended September 30, 2010 and, subject to payment of certain amounts from the proceeds of the ApothecaryRx Sale, for the quarter ended December 31, 2010. The Company expects to achieve compliance by March 31, 2011 through a combination of strategic, operational and debt reduction strategies, including the ApothecaryRx Sale. If the Company is unsuccessful in fully executing these strategies, there is no assurance that Arvest Bank will waive or further delay the requirement.
As of September 30, 2010, there was $30 million outstanding on the Term Loan consisting of $12,596,375 to SDC Holdings and $17,403,625 to ApothecaryRx. As of September 30, 2010, there was $14,396,935 outstanding on the Acquisition Line consisting of $9,002,341 to SDC Holding and $5,394,594 to ApothecaryRx. The outstanding amounts attributable to ApothecaryRx have been reclassified to liabilities from discontinued operations in the accompanying financial statements (see Note 5 — Discontinued Operations). As of September 30, 2010, there was approximately $603,000 available under the Acquisition Line. Any amount drawn on the Acquisition Line is subject to the approval of Arvest Bank.
As a condition for the release of liens on the assets to be sold in the ApothecaryRx Sale, Arvest Bank is requiring the Company to reduce the amount of the Credit Facility by $25.0 million from the proceeds of the ApothecaryRx Sale.
Note 8 — Stock Awards
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

As noted above, during the first quarter of 2010, Mr. Harroz vested in 112,500 common stock shares under previously issued restricted stock grant awards. In accordance with the terms of the restricted stock grant agreement, Mr. Harroz elected to have the Company fund the personal tax withholding in the amount of approximately $26,000 that Mr. Harroz owed at the time of vesting. In return, Mr. Harroz forfeited 24,131 of the shares vested which were calculated by dividing the tax withholding requirement by the market value of the stock on the date of vesting. In addition, a reduction to salary expense of approximately $15,000 was recorded and represents the difference between the market value of the Company’s common stock on the vesting date and the weighted average price of the vested shares on the original grant date multiplied by the number of shares forfeited.
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
Stock-based compensation expense related to stock awards was approximately $22,000 and $84,000, respectively, during the three months ended September 30, 2010 and 2009. Stock-based compensation expense related to stock awards was approximately $360,000 and $269,000, respectively, during the nine months ended September 30, 2010 and 2009.
Note 9 — Related Party Transactions
As of September 30, 2010, the Company had approximately $152,000 on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $123,000 and $193,000 at September 30, 2010 and December 31, 2009, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,300. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the nine months ended September 30, 2010 and 2009, the Company incurred approximately $91,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
Note 10 — Impairment of Fixed Assets
During the third quarter of 2010, the Company identified impairment indicators relating to property and equipment at certain sleep diagnostic facilities and certain administrative facilities. The impairment indicators related primarily to sleep diagnostic systems that were no longer compatible with current systems and assets associated with sleep diagnostic and office facilities that were closed or consolidated into other locations. Accordingly, the Company performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 for the three and nine months ended September 30, 2010 was recorded as a component of operating expenses in the accompanying condensed consolidated financial statements. There was no impairment charge recorded in the three and nine months ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Graymark Healthcare, Inc. is organized under the laws of the state of Oklahoma and is one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solution for patients suffering from sleep disorders.
We provide diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, we sell equipment and related supplies and components used to treat sleep disorders. Our products and services are used primarily by patients with obstructive sleep apnea, or OSA. Our sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. We sell CPAP devices and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are certain noncontrolling interest holders in our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
As of September 30, 2010, we operated 88 sleep diagnostic centers in 11 states; 24 of which are located in our facilities with the remaining centers operated under management agreements.
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
Discontinued Operations
On September 1, 2010, we executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx. ApothecaryRx operates 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The closing of the sale of ApothecaryRx is expected to occur by December 31, 2010. As a result of the pending sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations.
Under the Agreement, the consideration for the ApothecaryRx assets being purchased and liabilities being assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties have agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location, provided that the Inventory Amount may not exceed $7,000,000. Of the Purchase Price, $2,000,000 will be deposited in an escrow fund (the “Indemnity Escrow Fund”) pursuant to the terms of an indemnity escrow agreement. The amount of the Purchase Price may be adjusted downward if leases to certain pharmacy locations cannot be assigned to the buyer. All proceeds from the sale of ApothecaryRx will be deposited in a restricted account at Arvest Bank. Of the proceeds, $25,000,000 will be used to reduce outstanding obligations under our credit facility with Arvest Bank.
Generally, on the 12-month anniversary of the final closing date of the sale of ApothecaryRx, 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18-month anniversary of the final closing date of the sale, subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases our location in Sterling, Colorado does not increase by a certain percentage of the average daily prescription sales by our Sterling, Colorado location (the “Retention Rate Earnout”). In addition, if an agreement, on certain terms required by the buyer, relating to the sale of the long-term care pharmacy business at the our Sterling, Colorado pharmacy is not completed prior to the closing of the sale of that location to the buyer, an additional $1,500,000 will be deposited in an escrow fund (the “LTC Escrow Fund”) and is subject to deduction to the extent that certain of our former employees and their affiliates compete in the retail pharmacy business within the 18-month anniversary of the closing of the sale of that location to the buyer.
Results of Operations
The following table sets forth selected results of our operations for the three and nine months ended September 30, 2010 and 2009. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three and Nine Month Periods Ended September 30, 2010 and 2009

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$5,474,412	$5,134,175	$17,497,513	$11,449,888
Cost of services and sales	1,785,078	1,472,934	5,337,228	3,512,272
Operating expenses	4,519,322	3,734,748	14,082,596	9,016,536
Bad debt expense	374,689	794,586	1,155,583	3,679,737
Impairment of fixed assets	762,224	—	762,224	—
Net other income (expense)	(1,104,569)	(276,448)	(1,681,504)	(616,380)

Income (loss) from continuing operations, before taxes	(2,309,246)	(1,144,541)	(4,759,398)	(5,375,037)
Benefit (provision) for income taxes	(9,603)	—	(47,192)	208,000

Income (loss) from continuing operations, net of taxes	(2,318,849)	(1,144,541)	(4,806,590)	(5,167,037)
Discontinued operations, net of taxes	(1,512,155)	327,868	(623,399)	1,279,707

Net income (loss)	(3,831,004)	(816,673)	(5,429,989)	(3,887,330)
Less: Noncontrolling interests	(61,233)	25,819	(95,961)	(241,768)

Net income (loss) attributable to Graymark Healthcare	$(3,769,771)	$(842,492)	$(5,334,028)	$(3,645,562)

Discussion of Three Month Periods Ended September 30, 2010 and 2009
Net revenues increased $0.3 million during the three months ended September 30, 2010 compared with the third quarter of 2009. The increase in net revenues was primarily due to:
•	a decrease in revenues from existing sleep center locations of approximately $1.3 million during the third quarter of 2010, compared with the same period in 2009. Revenues from sleep diagnostic services at existing locations declined $0.7 million primarily due to lower volumes compared to the same quarter in 2009. Additionally, revenue from sleep therapy at existing locations declined $0.6 million primarily due to an adjustment in our contractual allowance estimate in our sleep therapy business of approximately $0.6 million; and
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $1.6 million.
Cost of sales and services increased $0.3 million during the three months ended September 30, 2010 compared with the third quarter of 2009. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $0.5 million. Cost of sales and services at existing sleep center locations decreased $0.2 million driven primarily by lower costs in our sleep diagnostic business. Cost of sales and services as a percent of net revenues was 33% and 29% during the three months ended September 30, 2010 and 2009, respectively. The increase in cost of sales and services as a percent of net revenues is primarily due to a $0.6 million adjustment in the contractual allowance estimate in 2009.
Operating expenses increased $0.8 million during the three months ended September 30, 2010, compared with the third quarter of 2009. Operating expenses at our sleep management operations increased $0.9 million due primarily to the acquisitions of Somni and Eastern in August and September 2009 which resulted in increased operating expenses of $1.0 million. Operating expenses in our existing sleep diagnostic and therapy business decreased $0.2 million compared to the third quarter of 2009. Additionally, we invested approximately $0.1 million in expense related to the development of an internet based sales channel. Overhead incurred at the parent-company level which includes our public-company costs decreased approximately $0.2 million primarily due to decreased professional services.
Bad debt expense decreased $0.4 million during the three months ended September 30, 2010, compared with the third quarter of 2009. The decrease is primarily due to an adjustment to our bad debt reserve estimate in the third quarter of 2009 of approximately $0.6 million related to our sleep therapy business.

Impairment of fixed assets - during the third quarter of 2010, we identified impairment indicators at certain sleep diagnostic facilities and office facilities. The impairment indicators related to certain sleep diagnostic systems that were no longer compatible with current systems and assets associated with certain sleep diagnostic and office facilities closed or consolidated into existing facilities. Accordingly, we performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $0.1 million during the three months ended September 30, 2010 compared with the third quarter of 2009. The increase is due to increases in rates paid on certain borrowings.
Income from discontinued operations represents the net loss from the pharmacy operations of ApothecaryRx. In September 2010, we entered into an agreement to sale substantially all of the assets of ApothecaryRx. The closing of the sale of ApothecaryRx is expected to occur by December 31, 2010. As a result of the pending sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. The results of ApothecaryRx for the three months ended September 30, 2010 and 2009 follows:

	2010	2009

Revenues	$21,763,674	$22,202,609

Income (loss) from operations, net of taxes	$(39,783)	$327,868
Estimated (charges) incurred on sale of business	(1,472,372)	—

Income (loss) from discontinued operations, net of tax	$(1,512,155)	$327,868

Net revenues and income from operations for ApothecaryRx decreased $0.4 million during the three months ended September 30, 2010 compared with the third quarter of 2009. This decrease is due to a decline in revenues from existing (or same store) pharmacy locations compared with the third quarter of 2009. The decrease in same store revenues and earnings was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs. In conjunction with the sale of ApothecaryRx assets, we recognized a charge of approximately $1.4 million during September 2010. This charge is comprised of estimated severance, payroll, lease termination and other costs incurred as a result of the sale. Additional charges may be recorded in future periods dependent upon the timing and results of the final transaction.
Noncontrolling interests were allocated approximately $61,000 of net loss during the three months ended September 30, 2010 compared with the third quarter of 2009 when noncontrolling interests were allocated approximately $26,000 in net income. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned. The change in noncontrolling is due to the improvement in net earnings generated at our non-wholly owned SDC Holdings subsidiaries attributable to the equity ownership interests that we do not own.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $3.8 million (69% of approximately $5.5 million in net revenues) during the third quarter of 2010, compared to a net loss of approximately $0.8 million (16% of approximately $5.1 million in net revenues) during the 2009 third quarter.

Discussion of Nine Month Periods Ended September 30, 2010 and 2009
Net revenues increased $6.0 million during the nine months ended September 30, 2010 compared with the first nine months of 2009. The increase in net revenues was primarily due to:
•	a decrease in the revenues from existing sleep center locations of approximately $1.3 million during the nine months ended September 30, 2010, compared with the same period in 2009. The decline in revenues from sleep diagnostic services at existing locations of $1.1 million is primarily due to lower volumes (approximately $0.8 million) and lower revenue per sleeps study (approximately $0.3 million) compared to the same period in 2009. The decline in therapy revenue of $0.2 million is due to the adjustment in the reserve for contractual allowances in 2009 of approximately $0.6 million. The offsetting increase in therapy revenue was driven by increases in both set-up and re-supply volumes, offset by lower average revenue per set-up compared to the same period in 2009.; and
•	the acquisition of somniTech, Inc. and somniCare, Inc. (collectively “Somni”) in August 2009 and Avastra Eastern Sleep Centers, Inc. (“Eastern”) in September 2009 which resulted in an increase in net revenues of $7.3 million.
Cost of sales and services increased $1.8 million during the nine months ended September 30, 2010 compared with the first nine months of 2009. The acquisition of Somni and Eastern resulted in an increase in cost of sales and services of approximately $2.2 million. Cost of sales and services at existing sleep center locations decreased $0.4 million. Cost of sales and services as a percent of net revenues was 31% during the nine months ended September 30, 2010 and 2009.
Operating expenses increased $5.1 million during the nine months ended September 30, 2010, compared with the first nine months of 2009. Operating expenses at our sleep management operations increased $4.2 million due primarily to the acquisitions of Somni and Eastern in August and September 2009 which resulted in increased operating expenses of $4.1 million. Additionally, we have invested $0.1 million in the development of an internet based sales channel. Operating expenses in our existing sleep diagnostic and therapy operations have been flat compared to the same period in 2009. Overhead incurred at the parent-company level which includes our public-company costs increased approximately $0.9 million primarily due to increased stock compensation expense and professional fees.
Bad debt expense decreased approximately $2.5 million during the nine months ended September 30, 2010 compared with the first nine months of 2009. During June 2009, we recorded a bad debt expense of approximately $2.6 million related to a change in the estimates used to determine the allowance for contractual allowances and doubtful accounts. The change in estimates used was a result of our quarterly analysis of our allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account.
Impairment of fixed assets - during the third quarter of 2010, we identified impairment indicators at certain sleep diagnostic facilities and office facilities. The impairment indicators related to certain sleep diagnostic systems that were no longer compatible with current systems and assets associated with certain sleep diagnostic and office facilities closed or consolidated into existing facilities. Accordingly, we performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $0.3 million during the nine months ended September 30, 2010 compared with the first nine months of 2009. The increase is due to interest expense incurred on increased borrowings related to the acquisition of Somni and Eastern.
Income from discontinued operations represents the net loss from the pharmacy operations of ApothecaryRx. In September 2010, we entered into an agreement to sale substantially all of the assets of ApothecaryRx. The closing of the sale of ApothecaryRx is expected to occur by December 31, 2010. As a result of the pending sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. The results of ApothecaryRx for the nine months ended September 30, 2010 and 2009 follows:

	2010	2009

Revenues	$65,599,725	$66,643,918

Income from operations, net of taxes	$848,973	$1,279,707
Estimated (charges) incurred on sale of business	(1,472,372)	—

Income (loss) from discontinued operations, net of tax	$(623,399)	$1,279,707

Net revenues and income from operations for ApothecaryRx decreased $1.0 and $0.4 million, respectively, during the nine months ended September 30, 2010 compared with the first nine months of 2009. This decrease is due to a decline in revenues from existing (or same store) pharmacy locations compared with the first nine months of 2009. The decrease in same store revenues and earnings was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs. In conjunction with the sale of ApothecaryRx assets, we recognized a charge of approximately $1.4 million during September 2010. This charge is comprised of estimated severance, payroll, lease termination and other costs incurred as a result of the sale. Additional charges may be recorded in future periods dependent upon the timing and results of the final transaction.
Noncontrolling interests were allocated approximately $96,000 of net losses during the nine months ended September 30, 2010 compared with the first nine months of 2009 when noncontrolling interests were allocated approximately $242,000 in net losses. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned. The change in noncontrolling is due to the fluctuation in net earnings generated at our non-wholly owned SDC Holdings subsidiaries attributable to the equity ownership interests that we do not own.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $5.3 million (31% of approximately $17.5 million in net revenues) during the first nine months of 2010, compared to a net loss of approximately $3.6 million (32% of approximately $11.4 million in net revenues) during the first nine months of 2009.
Liquidity and Capital Resources
Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at September 30, 2010 totaled approximately $0.5 million. As of September 30, 2010, we had working capital of approximately $7.1 million.
Our operating activities during the nine months ended September 30, 2010 provided net cash of approximately $1.5 million compared to operating activities in the first nine months of 2009 that used net cash of approximately $1.9 million. The increase in cash flows provided by operating activities was primarily attributable to an increase in the cash provided from the operating activities of our discontinued operations. The increase in operating cash flows of our discontinued operations is primarily due to an increase in accounts payable related to extended payment terms from certain vendors. Operating activities from our continuing operations improved by $0.3 million during the nine months ended September 30, 2010 compared to the same period of 2009. During the nine months ended September 30, 2010, our operating activities from continuing operations included a net loss of $5.3 million which was increased by the earnings from discontinued operations of $0.6 million and offset by depreciation and amortization of $1.0 million and stock-based compensation of $0.4 million.
Our investing activities during the nine months ended September 30, 2010 used net cash of approximately $0.5 million compared to the first nine months of 2009 during which we used approximately $9.7 million for investing activities. The decrease in the cash used in investing activities was attributable to the purchases of Somni and Eastern in 2009 which used $8.8 million.
Our financing activities during the nine months ended September 30, 2010 used net cash of $2.0 million compared to the first nine months of 2009 during which financing activities provided $0.5 million. Financing activities during 2009 included debt proceeds of $5.3 million.

On September 1, 2010, we executed an Asset Purchase Agreement, which was subsequently amended on October 28, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of our subsidiary, ApothecaryRx. Under the Agreement, the consideration for the ApothecaryRx assets being purchased and liabilities being assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties have agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location, provided that the Inventory Amount may not exceed $7,000,000. Of the Purchase Price, $2,000,000 will be deposited in an escrow fund (the “Indemnity Escrow Fund”) pursuant to the terms of an indemnity escrow agreement. The amount of the Purchase Price may be adjusted downward if leases to certain pharmacy locations cannot be assigned to the buyer. All proceeds from the sale of ApothecaryRx will be deposited in a restricted account at Arvest Bank. Of the proceeds, $25,000,000 will be used to reduce outstanding obligations under our credit facility with Arvest Bank.
Generally, on the 12-month anniversary of the final closing date of the sale of ApothecaryRx, 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18-month anniversary of the final closing date of the sale, subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases our location in Sterling, Colorado does not increase by a certain percentage of the average daily prescription sales by our Sterling, Colorado location (the “Retention Rate Earnout”). In addition, if an agreement, on certain terms required by the buyer, relating to the sale of the long-term care pharmacy business at the our Sterling, Colorado pharmacy is not completed prior to the closing of the sale of that location to the buyer, an additional $1,500,000 will be deposited in an escrow fund (the “LTC Escrow Fund”) and is subject to deduction to the extent that certain of our former employees and their affiliates compete in the retail pharmacy business within the 18-month anniversary of the closing of the sale of that location to the buyer.
We expect to meet our obligations for the next twelve months utilizing proceeds from the ApothecaryRx Sale, liquidation of the remaining ApothecaryRx assets and from additional debt and/or equity financing. We seek to improve our liquidity through a combination of operational improvements, debt reduction strategies and increased equity or debt financing. We are currently evaluating available options for raising additional financing. We may use funds raised to fund operations and working capital, to expand through acquisitions or by developing de novo sleep centers or to refinance existing indebtedness. Through projected operating improvements, we expect to ultimately generate positive working capital from our continuing operations. However, there are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through debt or equity financing in an amount sufficient to support our capital commitments and working capital requirements over the next twelve months or that such additional financing will be on terms favorable to us. Our principal capital commitments during the next 12 months primarily involve payments of our indebtedness and lease obligations of approximately $3.3 million as of September 30, 2010.
Arvest Credit Facility
Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009 (the “Second Amendment”) and July 2010 (the “Third Amendment”). As of September 30, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935.
Personal Guaranties. The Guarantors unconditionally guarantee payment of our obligations owed to Arvest Bank and our performance under the Loan Agreement and related documents. The initial liability of the Guarantors as a group is limited to $15 million of the last portion or dollars of our obligations collected by Arvest Bank. The liability of the Guarantors under the guaranties initially was in proportion to their ownership of our common stock shares as a group on a several and not joint basis. In conjunction with the employment termination of Mr. Luster, we agreed to obtain release of his guaranty. The Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely. During the third quarter of 2010, Mr. Oliver and Mr. Nelson assumed the personal guaranty of Mr. Salalati.

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
Compliance with Debt Service Coverage Ratio. As of September 30, 2010, our Debt Service Coverage Ratio is less than 1.25 to 1. On November 12, 2010, Arvest Bank waived the Debt Service Coverage Ratio requirements for the quarter ending September 30, 2010 and, subject to payment of certain amounts from the proceeds of the ApothecaryRx Sale, for the quarter ended December 31, 2010. We expect to achieve compliance by March 31, 2011 through a combination of various strategic, operational and debt reduction strategies, including the ApothecaryRx Sale. If we are unsuccessful in fully executing these strategies, there is no assurance that Arvest Bank will waive or further delay the requirement.
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

Financial Commitments
We do not have any material capital commitments during the next 12 months, but we do have contractual commitments of approximately $6.8 million for payments on our indebtedness and for operating lease payments. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness. In January 2010, we filed a registration statement for the offering of 14,250,000 shares of our common stock. Due to existing market conditions, we have not completed the offering. We expect to go forward with the stock offering during the next 180 days, however there can be no assurance that the offering will be successful or that we will raise any proceeds from the offering.
Our future commitments under contractual obligations by expected maturity date at September 30, 2010 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Long-term debt	$1,894,904	$7,065,352	$14,249,540	$3,186,189	$26,395,985
Operating leases	1,396,597	2,136,669	1,282,201	2,488,330	7,303,797
Long-term debt, discontinued operations	2,724,633	8,012,397	17,138,238	—	27,875,268
Operating leases, discontinued operations	766,291	829,508	468,950	549,350	2,614,099

	$6,782,425	$18,043,926	$33,138,929	$6,223,869	$64,189,149

As a condition for the release of liens on the assets to be sold in the ApothecaryRx Sale, Arvest Bank is requiring us to reduce the amount of the Credit Facility by $25.0 million from the proceeds of the ApothecaryRx Sale.
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
Revenue recognition -
Sleep center services and product sales from are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. In our newly acquired Somni business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine our net revenue on the Somni business since the acquisition and do not anticipate any future changes to this process. In our historic business, we have been predominantly out-of-network and have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of our business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. We conduct this analysis for each of our operating locations separately to ensure differences in payment rates from various markets are identified in our analysis. In our analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor at each location. Our key assumption in this process is that actual reimbursement history is a reasonable predictor of the future out-of-network reimbursement for each payor at each facility. Historically, we have consistently used this process to estimate net revenue at the time of service other than a change in fiscal 2009 to using 12 months of payment history. Prior to that time, we used nine months of payment history for our quarterly analysis. Although the impact on the calculation was negligible, we determined a 12-month review eliminates potential seasonal fluctuations and provides a broader sample of payments for the calculation. We are in the process of migrating our historic business to a predominantly in-network status by obtaining contracts with our primary payors. For our diagnostic business, we expect to have this process substantially complete in the fourth quarter of 2010. For our therapy business, we expect this process to be substantially complete in the first quarter of 2011. As contracts are added, and we become predominantly in-network in our historic business, we will estimate net revenue based on the contracted rates which is the same process and assumption we currently use for our acquired Somni business. This change in process and assumption for our historic business is not expected to have a material impact on future operating results.

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
Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have a material impact on our operating results and cash flows in future periods. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
The patient and their third party insurance provider typically share in the payment for our products and services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, we are not certain of the full amount of patient responsibility at the time of service. Starting in 2010, we implemented a process to estimate amounts due from patients prior to service and increase collection of those amounts prior to service. Remaining amounts due from patients are then billed following completion of service. Based on historic experience, we expect to collect approximately 41% of unpaid amounts due from patients after service is provided.
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
Cost of Services and Sales - Cost of services includes technician labor required to perform sleep diagnostics and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Cost of services are recorded in the time period the related service is provided. Cost of sales are recorded in the same time period that the related revenue is recognized. If the sale is paid for over a specified period, the product cost associated with that sale is recognized over that same period. If the product is paid for in one period, the cost of sale is recorded in the period the product was sold.

Accounts Receivable - Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts. The majority of our accounts receivable is due from Medicare, private insurance carriers and other third-party payors, as well as from customers under co-insurance and deductible provisions.
Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our business is out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems report revenue at a higher gross billed amount, which we adjust to an expected net amount based on historic payments. This process results in a reserve for contractual allowances that is higher than it otherwise would be if a larger percentage of our business were under contract and our systems could report revenue at those net contract rates. As we move more of our business to in-network contracting, we expect the level of reserve related to contractual allowances to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
We offer payment plans to patients for amounts due from them for the sales and services we provide. For patients with a balance of $500 or less, we allow a maximum of six months for the patient to pay the amount due. For patients with a balance over $500, we allow a maximum of 12 months to pay the full amount due. The minimum monthly payment amount for both plans is $50 per month.
Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, we utilize a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin at 90 days from the initial statement. If the patient is on a payment program, these efforts begin 30 days after the patient fails to make a planned payment. For our diagnostic patients, we submit patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For our therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 270 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is our policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by our collection agency, the amounts previously written-off are reversed as a recovery of bad debt. For amounts due from third party payors, it is our policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.
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
A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	September 30, 2010		December 31, 2009
	Actual	Expected	Actual	Expected

Sleep diagnostic business	49.66	50 to 55	51.34	50 to 55
Sleep therapy business	61.93	55 to 60	99.76	100 to 105

The primary reason for the decrease in expected DSO for sleep therapy business from 100 to 105 days at December 31, 2009 to 55 to 60 days at September 30, 2010 is the change in accounting method during 2010 for equipment sales that are paid for over period of time.
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
Change in Accounting Method - On January 1, 2010, we elected to change our method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the business acquisitions made in the 3rd quarter of 2009, we recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
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
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 8, 2010, we commenced litigation in U.S. District Court for the District of Colorado against certain former employees of our retail pharmacy in Sterling, Colorado and their affiliates. We have claimed, among other things, breaches of certain contractual arrangements and seek monetary damages. On October 13, 2010, a stipulated preliminary injunction was issued in our favor. We are currently engaged in settlement negotiations with the defendants in this case. In connection with this litigation and circumstances giving rise thereto, we entered into Amendment No. 1 to our Asset Purchase Agreement relating to the sale of substantially all of the assets comprising our retail pharmacy business. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations.
In the normal course of business, we may become involved in litigation or in legal proceedings. Except as described above, we are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.
Except for the following risk factors, there have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

We have a bank credit facility of approximately $45 million and we may not achieve compliance with the Debt Service Coverage Ratio requirements which begin December 31, 2010 or subject to certain conditions, March 31, 2011.
We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of September 30, 2010, the outstanding principal amount of the Arvest Credit Facility was $44,396,935. Commencing with the calendar quarter ending December 31, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. However, Arvest Bank will extend the compliance date to March 31, 2011 if certain payments are made from the proceeds of the ApothecaryRx Sale. As of September 30, 2010, our Debt Service Coverage Ratio is less than 1.25 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently developing and executing a combination of strategic, operational and debt reduction strategies and expect to be in compliance with the Debt Service Coverage Ratio by March 31, 2011. However, if we are unsuccessful in fully executing these strategies, there is no assurance that Arvest Bank will waive or further delay the requirement.
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
We need to obtain additional financing to fund our ongoing working capital needs.
We currently fund our working capital needs with cash generated from operations and from funds previously raised from equity and debt financings. We are currently evaluating various measures to maintain sufficient liquidity for the continuity of normal business operations. Certain of these options include the acceleration of collection of our accounts receivable, the deceleration of payments on our trade payables, the negotiation of extended payment terms with certain of our vendors and the possibility of raising additional capital through the issuance and sale of equity or debt securities. We continually project and evaluate our cash and working capital needs and plan for the timing of these payments, but there can be no assurance that we can raise additional capital or maintain liquidity sufficient to fund our working capital for normal business operations. If we are unable to maintain working capital sufficient for normal business operations, our business, results of operation and financial position may be materially adversely affected.

We require a significant amount of cash flow from operations and third-party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.
We may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us under existing loan facilities or otherwise in an amount sufficient to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We anticipate the need for substantial cash flow to fund future acquisitions, which is our primary growth strategy. In addition, we may need to refinance some or all of our current indebtedness at or before maturity.
We incurred indebtedness with an outstanding balance at September 30, 2010 of approximately $44.4 million to fund the acquisitions of our existing sleep centers and pharmacies, in the form of a credit facility and term loan. The outstanding principal amounts under the credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 6%. Prior to June 30, 2010, the floor rate was 5%. Further details about this indebtedness can be found in the footnotes to our interim financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have also incurred debt obligations from seller financing in connection with some of our acquisitions, the outstanding balance of which, at September 30, 2010, was approximately $1.6 million. The outstanding balance on our seller financing debt carries interest rates that range from 0.0% to 7.65% with maturity dates ranging from July 2010 to November 2013.
At September 30, 2010, we had total liabilities of approximately $56.6 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We do not have anything to report under this Item.
Repurchases of Equity Securities
During the quarter ended September 30, 2010, we acquired, by means of net share settlements, 9,435 shares of Graymark common stock, at an average price of $1.14 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations.

Item 3.	Defaults Upon Senior Securities.
We do not have anything to report under this Item.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Appointment of Chief Financial Officer
On November 15, 2010, Graymark Healthcare, Inc. appointed Edward M. Carriero, Jr. as our Chief Financial Officer and Principal Financial Officer and since October 7, 2010 Mr. Carriero has served as our Senior Vice President, Corporate Development. Mr. Carriero also serves as an Operating Advisor to Royal Palm Capital Management; a position he has held since February 2006. Mr. Carriero served as Interim Chief Financial Officer of Sunair Services Corporation from September 2006 to February 2008 and Chief Financial Officer from February 2008 until December 2009. Mr. Carriero also served as the Chief Financial Officer of Middleton Pest Control, Inc. from February 2006 through February 2007. Prior to joining Middleton, from July 2003 to February 2006, Mr. Carriero served as the revenue auditor for Broward County Port Everglades, a large seaport in South Florida. From October 2001 to July 2003, Mr. Carriero served as Chief Financial Officer of Apex Maintenance Services, Inc., a roofing contractor. From June 1998 to October 2001, Mr. Carriero provided consulting services to various businesses. From June 1991 to June 1998, Mr. Carriero held several operating positions for Huizenga Holdings, Inc., including: Executive Vice President/Chief Financial Officer and Director for Life General Security Insurance Company, a $100 million life and health insurance company operating in 27 states; Executive Vice President/Chief Operating Officer for Blue Ribbon Water Company, a bottled water delivery company; and Vice President and General Manager of Suncoast Helicopters, Inc., a helicopter charter company. Mr. Carriero received his Bachelor of Science in accounting from Saint Francis College in Brooklyn, N.Y. and his MBA from the University of Miami.

On October 5, 2010, Graymark entered into an Employment Agreement with Edward Carriero with an initial term of three years which is automatically extended on each anniversary date such that the remaining term is three years. Mr. Carriero’s arrangement with Graymark provides for employment “at will” with an initial base salary of $200,000 per year. Mr. Carriero was also granted a stock option on his first day of employment (the “Grant Date”) exercisable for 50,000 shares of Graymark’s common stock at the closing price on the Grant Date. The option is fully vested upon the Grant Date. Mr. Carriero is eligible for participation in any and all benefit programs that Graymark makes available to its employees, including health, dental and life insurance to the extent that he meets applicable eligibility requirements. Mr. Carriero is entitled to four weeks paid vacation yearly. Upon termination of Mr. Carriero’s employment by Graymark without cause or by Mr. Carriero with Good Reason, Mr. Carriero shall be entitled to a payment equal to his most recent annual base salary plus eligibility in health and certain other benefit plans for 18 months from termination.
No family relationships exist between Mr. Carriero, and any director or executive officer of Graymark. Since the beginning of Graymark’s last fiscal year and other than entry into the Employment Agreeent, Mr. Carriero has not had any transactions (i) with Graymark, (ii) with any of Graymark’s directors, nominees for election as a director or executive officers, (iii) with any security holder who is known to Graymark to own of record or beneficially more than five percent of any class of the Graymark’s voting securities, or (iv) with any member of the immediate family of any of the foregoing persons in amounts greater than $120,000, nor is there contemplation of any such transactions.
On November 15, 2010 and in connection with Mr. Carriero’s appointment as Chief Financial Officer, Grant Christianson resigned as our Chief Financial Officer and Principal Financial Officer. Mr. Christianson will remain our Chief Accounting Officer and our Principal Accounting Officer.
Arvest Bank
On November 12, 2010, Arvest Bank agreed to waive the application of our debt service coverage ratio and net worth covenants as of the quarters ended September 30, 2010 and, subject to the receipt of $25,000,000 from the proceeds of the sale of assets of our retail pharmacy business, December 31, 2010. We and Arvest Bank expect to execute an amendment providing for the terms described above. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Arvest Credit Facility.

Item 6.	Exhibits.
(a) Exhibits:

Exhibit No.	Description

10.1
Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2010).

10.2
First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010).

10.3	Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 5, 2010 (filed herewith).

10.4	Amended and Restated Employment Agreement between the Registrant and Grant Christianson, dated October 19, 2010 (filed herewith).

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant (furnished herewith).

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Jr., Chief Financial Officer of Registrant (furnished herewith).

32.3
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer (Principal Executive Officer)
Date: November 15, 2010

By:	/S/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: November 15, 2010

By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer (Principal Accounting Officer)
Date: November 15, 2010