Form 10-K
period 2010-12-31
Graymark Healthcare, Inc.
filed 2011-03-30
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price on The Nasdaq Stock Market) was approximately $18,036,000.
As of March 30, 2011, 28,953,611 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2010 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

GRAYMARK HEALTHCARE, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2010

i

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
Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries and “Sleep Management Solutions,” or “SMS,” refers to our sleep centers and related service and supply business, and “ApothecaryRx” refers to the discontinued operations of ApothecaryRx, LLC, our subsidiary that operated retail pharmacies through December 2010.

ii

PART I

Item 1.	Business.
We are one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solution for patients suffering from sleep disorders.
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
•	The amount being spent on sleep disorder diagnosis and treatment is increasing. A 2010 Frost & Sullivan report estimated the U.S. sleep diagnostic market was $1.4 billion in 2008, and that it will grow to $3.4 billion by 2015 for a combined annual growth rate of 14.3%.

•	The sleep diagnostic market is highly fragmented. Our presence as one of the largest overall providers of sleep diagnostic services with 26 independent sleep care centers and 72 hospital sleep diagnostic programs, out of a total we estimate includes 4,000 sleep clinics in the United States, illustrates the level of fragmentation in the market. Only a limited number of companies provide a comprehensive solution which includes initial diagnosis to treatment with a CPAP device to providing ongoing CPAP supplies to long-term follow-up care.
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
Our clinical approach increases the long-term compliance of our patients, and enables us to manage a patient’s sleep disorder care throughout the lifecycle of the disorder, thereby allowing us to generate a long-term, recurring revenue stream. We generate revenues via three primary sources: providing the diagnostic tests and related studies for sleep disorders through our sleep diagnostic centers, the sale of CPAP devices, and the ongoing re-supply of components of the CPAP device that need to be replaced. In addition, as a part of our ongoing care management program, we monitor the patient’s sleep disorder and as the patient’s medical condition changes, we are paid for additional diagnostic tests and studies.
In addition, we believe that our clinical approach to comprehensive patient care provides higher quality of care and achieves higher patient compliance. We believe that higher compliance rates are directly correlated to higher revenue generation per patient compared to our competitors through increased utilization of our patient reorder supply program, or PRSP, and a greater likelihood of full reimbursement from federal payors and those commercial carriers who have adopted federal payor standards.
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

CPAP Device Supply
If the physician determines the patient suffers from OSA following the review of the sleep study results, then the patient is generally prescribed the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment, which is with a CPAP, device. Patients return to our clinic for an overnight study to determine the optimal air pressure to prescribe with the CPAP device. Sometimes, both the diagnosis and air pressure study are done in one night. Effective January 1, 2010, regulatory restrictions prevent Medicare from making payments to sleep diagnostics centers that sell CPAP devices unless the diagnosis has been made by a medical director who is board-certified in sleep medicine or who meets other specified criteria. All of the sleep studies we conduct, except for those conducted at one of our non-accredited centers, qualify us to receive Medicare reimbursement for the sale of CPAP devices.
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
Care Management
Our thorough wellness and continuing care program led by our medical staff provides the greatest opportunity for our patients to use their CPAP devices properly and stay compliant. After the initial CPAP device set-up, our clinical staff contacts the patient regularly during the initial six months (at 48 hours, two weeks, two months and six months) and each six months thereafter to enhance patient understanding and to ensure the greatest chance for the short- and long-term success for the patient. Most importantly, where we have the program in place, our medical staff has an in-person visit with the patient and their CPAP device approximately 45 days after the initial set-up. The purpose of the visit is to verify initial compliance and to enhance compliance by assuring proper fit and feel of the CPAP device (usually the mask), determining if there are any medical impediments to compliance (such as untreated allergies), and answering any questions about the operation or care of the equipment. We also work closely with the patient’s physicians to aid in their follow-up care and monitoring of the treatment.
Recently, as the public and medical communities have become increasingly aware of the sleep diagnostic and treatment markets, federal and state lawmakers and regulators have taken a greater interest in implementing stricter criteria to ensure a high standard of care. Beginning in 2009, federal payors, and commercial carriers who have adopted similar standards, will only pay CPAP providers for equipment over a 13-month period in equal installments. Payment is stopped if the CPAP provider cannot document patient compliance levels that meet their established standards within the first 90 days after the initial set-up. We believe that our clinical approach provides us with higher patient compliance (80%) than the national compliance rate (17-54%), more often resulting in full reimbursement from these payors.
ApothecaryRx Overview
Historically, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma. On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx to Walgreens. See “ApothecaryRx — Discontinued Operations” for more information on our sale of ApothecaryRx’s assets and ApothecaryRx’s historical business of independent retail pharmacies.

Our Growth Strategy
We intend to grow our SMS business as a provider of sleep diagnostic services and care management for sleep disorders. The following are the key elements of our growth strategy:
•	Expand sleep diagnostic and care management capabilities through strategic acquisitions. We intend to drive growth primarily by acquiring successful sleep clinics and hospital sleep diagnostic centers in our existing geographic markets and by expanding into new markets. We believe that we are well-positioned to acquire and successfully integrate sleep clinics because of our size, our experienced management team, and our knowledge of the regulatory environment. Our scale allows us to provide central services to our sleep clinics, which create economic synergies across acquired sleep clinics and reduces our operating costs per clinic. We expect to focus our acquisition opportunities on large diagnostic clinics that will be accretive to our earnings and that have not previously provided, or have not maximized the opportunity for providing, comprehensive services to their patients. When we acquire additional hospital sleep diagnostic centers we enter into a management contract to manage the existing sleep center without any purchase price or capital outlay on our part which allows us to increase our therapy business through additional patient referrals without adding to our cost base. We expect to add our care management and ongoing re-supply services to existing high volume diagnostic services to generate additional revenues. Through acquisitions, we intend to continue to standardize and integrate billing, human resources, purchasing and IT systems, diversify our payor rates through expansion into different geographic markets and promote best clinical and operational practices across each of our sleep clinics. Over the past several years, we have completed four acquisitions of sleep companies, each with multiple locations, raising the total number of independent sleep care centers we own and/or operate to 26 and the total number of hospital sleep diagnostic programs to 72.
•	Drive internal growth in our Sleep Management Solutions segment. We use marketing initiatives to increase the awareness of sleep disorders and their negative health effects, as well as to promote our comprehensive solution to those that suffer from sleep disorders in the markets we serve. We also use direct marketing representatives to identify strategic hospital and physician group alliances and to market our sleep diagnostic services and care management alternatives to area physicians. We believe that these initiatives, along with a growing, underserved primary target demographic, will increase utilization rates at our sleep clinics and drive revenue growth. We intend to increase referrals from non-traditional sources, including a focus on self-pay customers and corporate customers. We believe that corporate payors in a number of industries, such as trucking and other common carriers, could benefit from the diagnosis and treatment of sleep disorders of their employees. In addition, based on our understanding of and compliance with heightened regulatory requirements, we believe that we will be able to expand our business more easily than other independent sleep care centers.
•	Expand on-going care management and disposable re-supply program. Generally OSA is a long-term chronic disorder, and patients being treated for OSA are generally treated for life. With our comprehensive model of care, ability to improve patient compliance with therapy, and scale, we are able to maintain a long-term, diversified, recurring revenue stream. We provide our patients with an ongoing supply of disposable supplies for their therapy as well as periodic replacement of their CPAP devices. Since our PRSP was initiated in 2009, approximately 70% of our patients have enrolled into the PRSP at the time they were equipped with a CPAP device. After we acquire a sleep center, we are generally successful in enrolling existing patients into our PRSP. In addition, by virtue of our long-term approach to managing a patient’s sleep disorder, patients periodically undergo additional diagnostic tests and CPAP pressure optimization.
Company History
We were formed on January 2, 2008, when our predecessor company, Graymark Productions Inc., acquired ApothecaryRx, LLC, and SDC Holdings, LLC, collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx, LLC and SDC Holdings, LLC and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx, LLC and SDC Holdings, LLC as adjusted for the effect of the Graymark Acquisition. In conjunction with the Graymark Acquisition, all former operations of Graymark Productions were discontinued. On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx. As a result of the sale of ApothecaryRx’s assets, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. Over the last three years, we have acquired four sleep businesses, raising the total number of sleep clinics we own and/or operate to 25 independent sleep care centers, and 73 hospital sleep diagnostic programs in 11 states: Oklahoma, Texas, Nevada, Kansas, Nebraska, South Dakota, Minnesota, Iowa, Missouri, New York and Florida.

On March 13, 2008, our Board of Directors approved a reverse split of our common stock at a ratio of one-for-five shares. The effective date of the reverse split was April 11, 2008.
Specifically, during the period from January 1, 2008 to December 31, 2010, our SMS business completed the following acquisitions:

Acquisition Date	Business Acquired
April 2008	Minority interests in sleep centers
June 2008	Sleep Center of Waco, Ltd.; Assets of Plano Sleep Center, Ltd.; Assets of Southlake Sleep Center, Ltd.
June 2008	Nocturna Sleep Center, LLC
August 2009	somniCare, Inc.
August 2009	somniTech, Inc.
September 2009	Avastra Eastern Sleep Center, Inc.
Sleep Clinics and Care Management
Our SMS business provides a comprehensive diagnosis, and care management solution for the growing population of Americans with sleep disorders. Patients at risk for, or suspected of suffering from, a sleep disorder are referred to one of our sleep clinics by independent physicians, dentists, group practices, or self-referrals that generally come from our reputation in the community and our marketing and advertising efforts. Our sleep clinics typically consist of two to eight bed facilities and are overseen by our medical directors. At our sleep clinics, we administer an overnight polysomnogram, or sleep study, to our patients, which monitors blood oxygen level, heart rate, respiratory function, brain waves, leg movement and other vital signs through small and painless electrical sensors applied to the patient. We compile this information into a detailed sleep report which includes an interpretation of the data and diagnosis by our medical director.
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
After completion of the sleep study and pressure setting process, the patient can purchase a CPAP device from us. The initial CPAP device set-up for those patients that purchase a CPAP device from us typically occurs at the clinic where the patient received their sleep study. Our clinical staff contacts the patient by phone two days, two weeks, two months, six months and each six months thereafter. We question each patient on their compliance, their product satisfaction and their need for additional supplies. We work with these patients to ensure that they are satisfied with the fit of their mask. Our medical staff has a meeting with each new CPAP device user approximately 45 days after receipt of the device. At that meeting, we download actual patient compliance data from their CPAP device, determine the true compliance to-date and take steps to ensure the greatest chance for long-term success for the patient, including additional medical intervention, if necessary. We believe that this continuing contact with the patient separates us from our competition, helps raise patient compliance and ultimately results in patient satisfaction. We also work closely with the patient’s physician to aid in follow-up care and monitoring of the treatment. In addition to selling CPAP devices to patients with OSA, we offer a program by which patients can routinely receive the components of the CPAP device that must be regularly replaced (such as masks, hoses, filters and other parts). Our patient reorder supply program, or PRSP, is offered through our Nocturna Sleep Therapy business. The PRSP periodically supplies the disposable components of the CPAP system to our patients, which enables them to better maintain their CPAP devices for a better patient outcome and provides us with a long-term recurring revenue stream. Typically there is a need for replacement parts in three or six month increments. We use insurance recommendations to determine the timing on shipments. We believe our PRSP program also assists in the long-term success of our patients. We believe that our compliance monitoring programs exceed industry standard practices. For example, we are not aware of any national competitor for CPAP equipment that has dedicated medical personnel that offer such in-person care. The majority of our competitors ship the CPAP device to the patient’s house with no regularly scheduled in-person contact with dedicated medical staff. We believe that our continuing care management positions us well as federal payors have implemented standards which require proof of CPAP compliance prior to payment beyond three months of treatment, and increasingly, commercial carriers are adopting similar standards.

Sleep Disorders — Obstructive Sleep Apnea
There are over 80 different sleep disorders, including obstructive sleep apnea, or OSA, insomnia, narcolepsy and restless legs syndrome. The most common diagnosis for patients at sleep medicine centers is OSA, a sleep disorder, which the National Sleep Foundation estimates occurs in at least 18 million Americans. OSA occurs when the soft tissue in the rear of the throat narrows and repeatedly closes during sleep, causing the body to temporarily stop breathing. Those that suffer from OSA typically have an apnea-hypopnea index, or AHI, which represents the average number of times they stop breathing per hour during the night, of five or more. These frequent episodes can have a serious, deleterious effect on the health and personal lives of those with OSA. OSA is known to increase the risk for obesity, high blood pressure, heart disease, stroke, diabetes, depression and sexual dysfunction, among other negative health conditions. Additionally, OSA may result in excessive daytime sleepiness, memory loss, lack of concentration and irritability, all of which can increase the risk for automobile accidents and negatively affect work productivity and personal relationships.
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
Sleep Disorder Product Supplier Relationships
We purchase our sleep disorder and CPAP devices from Nelcor Puritan Bennet LLC, Fisher & Paykell Appliances Limited, Respironics Inc., ResMed Inc. and others. We maintain a limited inventory of sleep disorder products to lessen the impact of any temporary supply disruption.
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
We also compete with providers of home sleep diagnostic tests. In a home sleep test, patients are attached to a portable monitoring device overnight while sleeping in their own bed. We believe that home sleep tests have several limitations compared to overnight sleep tests in a clinic. Home sleep tests are administered in the absence of a trained technician who, when present, is able to correct or make equipment adjustments. In many of our clinics or facilities we have the capabilities to pre-screen patients in a clinic under physician-supervised care, which provides the opportunity to test in the most conducive environment for our patients. Inherent limitations exist in home diagnostics, as the optimal pressure to be prescribed for a CPAP device still must be performed in a clinical setting. We periodically evaluate additional opportunities to expand and improve patient access and care including home testing.
Treatment Alternatives. Currently, the AASM’s preferred method of treatment for OSA is a CPAP device. Alternative treatments for OSA include surgery, oral appliances and nasal devices. In addition, pharmaceuticals may be prescribed for other sleep disorders where they offer a clinical benefit such as for insomnia, narcolepsy and restless legs syndrome.
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

Government Regulation
Our operations are and will be subject to extensive federal, state and local regulations. These regulations cover required qualifications, day-to-day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our sleep center operations.
Licensure and Accreditation Requirements
The diagnosis of sleep disorders is a component of the practice of medicine. We engage physicians as independent contractors or employees to provide professional services and serve as medical directors for the sleep centers. The practice of medicine is subject to state licensure laws and regulations. We ensure that our affiliated physicians are appropriately licensed under applicable state law. If our affiliated physicians lose those licenses, our business, financial condition and results of operations may be negatively impacted.
Corporate Practice of Medicine. Generally, state laws prohibit anyone but duly licensed physicians from exercising control over the medical judgments or decisions rendered by other physicians. This is commonly referred to as the “corporate practice of medicine” doctrine. States vary widely in the interpretation of the doctrine. Some states permit a business entity (such as a regular business corporation or limited liability company) to hold, directly or indirectly, contracts for the provision of medical services, including the performance and/or interpretation of diagnostic sleep studies, and to own a medical practice that provides such services, as long as only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including states such as New York, Illinois, Texas, California, have more specific and stringent prohibitions. In such states, the medical practice in which a physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business as a professional entity (and owned exclusively by physicians who are licensed to practice medicine in the state) or as a licensed diagnostic and treatment facility. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third-party payors to pay for services rendered, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties. We believe that we are in compliance with the corporate practice of medicine laws in each state in which our sleep centers operate. We do not exercise control over the medical judgments or decisions of our affiliated physicians. While we believe we are in compliance with the requirements of the corporate practice of medicine laws in each state where our sleep centers are located, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement.
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
With respect to our sleep centers, there has been a trend developing to require facilities that provide sleep diagnostic testing to become accredited by the American Academy of Sleep Medicine (AASM) or The Joint Commission, as well as additional credentialing for physicians diagnosing sleep studies and the licensing of technical personnel to perform diagnostic testing procedures. As of November 15, 2010, 14 of our free standing sleep centers have been accredited by the AASM. Another three free standing sleep centers are accredited through The Joint Commission. We are actively working on having our remaining sleep centers accredited. We believe we will achieve full accreditation for these centers by mid-2011. Additionally, as of September 30, 2009, Medicare required that all Durable Medical Equipment (DME) suppliers be accredited with the exception of pharmacies whose deadline was extended to January 1, 2010. As of June 15, 2010, all of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare (ACHC).

Medicare and Medicaid
Our sleep centers operate under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and Medicare.
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
The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our sleep center operations. There is no assurance that payments for sleep testing services and DME under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs.
We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals, or private-pay. During 2010, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 78% commercial insurance, 16% Medicaid/Medicare and 6% private-pay. During 2009, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 78% commercial insurance, 18% Medicaid/Medicare and 4% private-pay. Pricing for private-pay patients is based on prevailing regional market rates.
In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our sleep center operations.
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
Medicare Anti-Markup Rule. CMS has recently finalized certain anti-markup rules relating to diagnostic tests paid for by the Medicare program. The anti-markup rules are generally applicable where a physician or other supplier bills for the technical component or professional component of a diagnostic test that was ordered by the physician or other supplier (or ordered by a party related to such physician or other supplier through common ownership or control), and the diagnostic test is performed by a physician that does not share a practice with the billing physician or other supplier. If the anti-markup rule applies to a diagnostic test, then the reimbursement provided by Medicare to a billing physician or other supplier for that transaction may be limited. Because our sleep labs bill Medicare for the technical and professional fees of sleep diagnostic tests that are ordered by community physicians or our affiliated physicians, we believe that the anti-markup rule does not apply to the professional services our affiliated physicians perform or the technical services that our sleep labs perform.
Healthcare Information Practices
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our sleep centers achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information. In addition, we have fully implemented the required uniform standards governing common healthcare transactions. Finally, we have taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard healthcare provider identifier rule and the enforcement rule.
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

We continue to evaluate the effect of the HIPAA standards on our business. At this time, we believe that our sleep centers have taken all appropriate steps to achieve compliance with the HIPAA requirements. Moreover, HIPAA compliance is an ongoing process that requires continued attention and adaptation. We do not currently believe that the cost of compliance with the existing HIPAA requirements will be material to our operations; however, we cannot predict the cost of future compliance with HIPAA requirements. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The HIPAA standards have increased our regulatory and compliance burden and have significantly affected the manner in which our sleep centers use and disclose health information, both internally and with other entities.
In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which patient records are maintained. Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our sleep center operations are in compliance with federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our sleep center operations.
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

ApothecaryRx — Discontinued Operations
On September 1, 2010, we agreed to sell substantially all of the assets of ApothecaryRx’s independent retail pharmacy business to Walgreens. The final closing was completed on December 6, 2010. Through ApothecaryRx, we operated independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. We had historically grown our pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. The acquired pharmacies successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, our independent pharmacies offered supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. The pharmacies were located in mid-size, economically-stable communities and we believed that a significant amount of the value of the pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community. Prior to the sale, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma.
Employees
As of March 22, 2011, we had 177 full-time and 29 part-time employees at Graymark Healthcare, Inc. Our employees are not represented by a labor union.

Item 1A.	Risk Factors.
We have limited liquidity and we have insufficient capital to fund our operations for the next twelve months or less.
We have insufficient liquidity to fund our operations for the next twelve months or less. While we are in the process of re-engineering our business operations to operate on a positive operating cash flow basis, we do not have sufficient liquidity to operate until such time without additional funds.
As of December 31, 2010, we had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 for the year then ended. We used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, we have a working capital deficit of approximately $20.5 million as of December 31, 2010. We are required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and we are not currently in compliance with certain covenants required by our lending agreement with Arvest Bank.
We expect to raise $15 million or more in a public stock offering by the end of April 2011. From the proceeds of the offering, if any, we will be required to pay the greater of one-third of the proceeds of the equity offering or $3 million to Arvest Bank. We also intend to prepay approximately $2.0 million to Arvest Bank representing the remaining amount of principal and interest due through December 31, 2011 to be applied in accordance with the Arvest Credit Facility in order to obtain a waiver from Arvest of the Debt Service Coverage Ratio and Minimum Net Worth covenants through such date. We also intend to pay up to $1.0 million to repay outstanding amounts under our loan with Valiant Investments. We intend to use the remaining proceeds, if any, to provide working capital for our continued operations. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations.
We have insufficient liquidity to fund our operations for the next twelve months or less. In addition, any of the following factors could result in insufficient capital to fund our operations for a period significantly shorter than twelve months:
•	if our capital requirements or cash flow vary materially from our current projections;
•	if we are unable to timely collect our accounts receivable;
•	if we are unable to re-engineer our business operations to operate on a positive operating cash flow basis;
•	if we are unable to raise funds to operate our business; and
•	if other unforeseen circumstances occur.

Inability to fund our operations may require us to substantially curtail our operations, which will likely result in a complete loss of any investment in shares of our common stock.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.
The report of our independent registered public accounting firm contained in our consolidated financial statements as of and for the year ended December 31, 2010 includes a paragraph that explains that we have incurred significant operating losses, have serious liquidity issues and may require additional financing in the foreseeable future. The report concludes that these matters, among others, raise substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional financing necessary to grow or operate our business.
We have a bank credit facility of approximately $22 million and we may not achieve compliance with the Debt Service Coverage Ratio requirements which begin June 30, 2011.
We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of December 31, 2010, the outstanding principal amount of the Arvest Credit Facility was $22,396,935. In connection with our sale of the assets of ApothecaryRx to Walgreens, we reduced the outstanding balance on the Arvest Credit Facility by $22 million during 2010. Commencing with the calendar quarter ending June 30, 2010 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. As of December 31, 2010, our Debt Service Coverage Ratio is less than 1.25 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently developing and executing a combination of strategic, operational and debt reduction strategies and expect to be in compliance with the Debt Service Coverage Ratio, but do not anticipate being in compliance by June 30, 2011. If we are unsuccessful in fully executing these strategies, there is no assurance that Arvest Bank will waive or further delay the requirement. Arvest Bank has agreed to waive the Debt Service Coverage Ratio and the Minimum Net Worth covenants through December 31, 2011 if we pay to Arvest Bank the greater of $3 million or one-third of the proceeds of our next public offering, plus the principal and interest due for the remainder of 2011, plus, if we raise over $15 million in proceeds from this transaction, we will need to deposit into an escrow account the amount required to make principal and interest payments to Arvest Bank from January 1, 2012 to June 30, 2012.
If an event of default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of certain of our current and former executive officer and our largest stockholder and in general our assets. In addition, in connection with a third amendment to the Arvest Credit Facility in July 2010, we also entered into a Deposit Control Agreement with Arvest Bank covering our accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the Loan Agreement, as amended.
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
We currently fund our working capital needs with cash generated from operations, from funds previously raised from equity and debt financings and from funds generated from the sale of the assets of ApothecaryRx. We are currently evaluating various measures to maintain sufficient liquidity for the continuity of normal business operations. Certain of these options include the acceleration of collection of our accounts receivable, the deceleration of payments on our trade payables, the negotiation of extended payment terms with certain of our vendors and the possibility of raising additional capital through the issuance and sale of equity or debt securities. We continually project and evaluate our cash and working capital needs and plan for the timing of these payments, but there can be no assurance that we can raise additional capital or maintain liquidity sufficient to fund our working capital for normal business operations. If we are unable to maintain working capital sufficient for normal business operations, our business, results of operation and financial position may be materially adversely affected.
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
We incurred indebtedness with an outstanding balance at December 31, 2010 of approximately $22 million to fund the acquisitions of our existing sleep centers. The outstanding principal amounts under the Arvest Bank credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 6%. Prior to June 30, 2010, the floor rate was 5%. Further details about this indebtedness can be found in the footnotes to our interim financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
At December 31, 2010, we had total liabilities of approximately $28.5 million. Because of our lack of significant historical operations, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.
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
For our SMS business, we verify patient benefit eligibility prior to providing services or products. We submit claims for service and products after they have been provided. Claims are supported by required documentation including physician orders. Despite our measures to ensure compliance with Medicare, Medicaid, or other payor billing standards, such third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, that the service was not medically necessary, that there was a lack of sufficient supporting documentation, or for other reasons. Incorrect or incomplete documentation and billing information could result in nonpayment, recoupment or allegations of billing fraud.
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
There has been a trend developing to require facilities that provide sleep diagnostic testing and durable medical equipment to become accredited by an approved accreditation organization as well as additional credentialing for physicians diagnosing sleep disorders and the licensing of technical personnel to perform diagnostic testing procedures. As of March 1, 2011, 16 of our free standing sleep centers are accredited by the American Academy of Sleep Medicine, or the AASM. Another three free standing sleep centers are accredited through The Joint Commission. We are actively pursuing accreditation for our remaining sleep centers. We believe we will achieve full accreditation for these centers by mid-2011. Additionally, as of September 30, 2009, Medicare required that all Durable Medical Equipment (DME) suppliers be accredited with the exception of pharmacies supplying DME, whose deadline was extended to January 1, 2010. All of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare, or ACHC. One of our DME suppliers, somniCare Overland Park, Kansas location, recently underwent the nation’s first ever DME site accreditation visit held by the AASM, to which we expect to have a letter of certification as the first accredited sleep therapy company by the AASM.

Physicians, physician assistants, nurse practitioners, and respiratory therapists who provide services as part of our operations are required to obtain and maintain certain professional licenses or certifications and are subject to state regulations regarding professional standards of conduct.
Some states also require our free-standing diagnostic testing facilities and DME providers to be licensed by or registered with state authorities such as state departments of health. We believe that we are in compliance with the licensing and registration in applicable states.
Some state laws require that companies dispensing DME and supplies within the state be licensed by the state board of pharmacy. We currently have a pharmacy license for dispensing of durable medical equipment and supplies in applicable states.
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
A substantial portion of the cost of medical care in the United States is funded by managed care organizations, insurance companies, government funded programs, employers and other third-party payors, which are collectively referred to as “third-party plans.” These plans continue to seek cost containment. If this funding were to be reduced in terms of coverage or payment rates or were to become unavailable to our sleep disorder patients, our business will be adversely affected. Furthermore, managed care organizations and insurance companies are evaluating approaches to reduce costs by decreasing the frequency of treatment or the utilization of a medical device or product. These cost containment measures have caused the decision-making function with respect to purchasing to shift in many cases from the physician to the third-party plans or payors, resulting in an increased emphasis on reduced price, as opposed to clinical benefits or a particular product’s features. Efforts by U.S. governmental and private payors to contain costs will likely continue. Because we generally receive payment for our sleep diagnostic services and related products directly from these third-party plans, our business operations are dependent upon our ability to obtain adequate and timely reimbursement for our sleep diagnostic services and related products.
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

Changes in reimbursement levels for sleep diagnostic services and related products continue to reduce our margins and could have a material, adverse effect on our overall operating results.
During the years ended December 31, 2010, 2009 and 2008, we were wholly or partially reimbursed by third-party plans for approximately 94%, 96% and 99%, respectively of our revenue from sleep diagnostic services and product sales. The sleep diagnostic revenue reimbursed by third-party plans, including Medicare and Medicaid plans, generally have lower gross margins compared to sales or services paid outside a third-party plan. Increases in the costs of our sleep related products may not be sufficiently offset by increases in reimbursement rates. In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.
In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations. During the years ended December 31, 2010, 2009 and 2008, 16%, 18% and 6%, respectively, of our sleep diagnostic revenues were attributable to Medicaid and Medicare reimbursement. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates as part of healthcare cost containment.
We depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.
We receive a substantial portion of our payments for sleep center services and related supplies from third-party payors, including Medicare, Medicaid, private insurers and managed care organizations. The reimbursement process for these third-party payors is complex and can involve lengthy delays. Third-party payors continue their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. While we recognize revenue when healthcare services are provided, there can be delays before we receive payment. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, or that additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. These risks may be exacerbated for patients for whom we are out-of-network. We are subject to governmental audits of our reimbursement claims under Medicare and Medicaid and may be required to repay these agencies if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs.
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
Healthcare reform has been enacted into law and could impact the profitability of our business.
The Affordable Care Act, enacted in March 2010, is dramatically altering the U.S. health care system. The law is intended to increase access to health care and health insurance services, increase the quality of care that is provided, and control or reduce health care spending. In addition, health care reform reduces Medicare and Medicaid payments to hospitals and other healthcare providers and bundle payments to hospitals, physicians, and other providers for certain services. We are unable to predict how changes in the law or new interpretations of existing laws may have a dramatic effect on the costs associated with doing business and the amount of reimbursement patients and customers receive both from government and third-party plans or payors. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative regulations and payment methodologies.
Healthcare reform and enforcement initiatives of federal and state governments may also affect our sales and revenue. These include:
•	Significant reductions in spending on Medicare, Medicaid and other government programs;

•	changes in programs providing for lower reimbursement rates for the cost healthcare products and services by third-party plans or payors;
•	regulatory changes relating to the approval process for healthcare products and services in general.
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
We rely on primary suppliers of sleep related products to sell their products to us on satisfactory terms, and a disruption in our relationship with these suppliers could have a material, adverse effect on our business.
We are dependent on merchandise vendors to provide sleep disorder related products for our resale. Our largest sleep product supplier is Fisher and Paykel Healthcare, which supplied approximately 39% and 44% of our sleep supplies in the years ended December 31, 2010 and 2008, respectively. In the fiscal year ended December 31, 2009, our largest sleep product supplier was Resmed, which supplied approximately 37% of our sleep supplies. In our opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of our needs, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to our business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.
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
Our sleep diagnostic, therapy, and supply operations are subject to a variety of complex federal, state and local government laws and regulations targeted at fraud and abuse, including:
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
We collect and use information about individuals and their medical conditions. Numerous federal and state laws and regulations, including the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology For Economic and Clinical Health Act (“HITECH Act”), govern the collection, dissemination, security, use and confidentiality of such patient-identifiable health information. HIPAA sets forth standards for electronic transactions between health plans, providers and clearinghouses; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services (“DHHS”) has released several rules mandating compliance with the standards set forth under HIPAA. We believe our sleep centers and sleep related products and services achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information and DHHS’s standards governing the security of electronically stored health information. In addition, we have fully implemented the required uniform standards governing common healthcare transactions. Finally, we have taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule. While it is believed that we currently comply with HIPAA, there is some uncertainty of the extent to which the enforcement or interpretation of the HIPAA regulations will affect our business. Continuing compliance and the associated costs with these regulations may have a significant impact on our business operations. Criminal and civil sanctions may be imposed for failing to comply with HIPAA.
In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which patient records are maintained. Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our sleep center operations are in compliance with federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our sleep center operations.
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
We believe that our sleep centers have taken all appropriate steps to achieve compliance with the HIPAA requirements. We do not currently believe that the ongoing cost of compliance with the existing HIPAA requirements will be material to our operations; however, we cannot predict the cost of future compliance with HIPAA requirements.
Our failure to successfully implement our growth plan may adversely affect our financial performance.
We have grown primarily through acquisitions. We intend to continue to grow incrementally through acquisitions with our current focus primarily on the sleep disorder market through our comprehensive sleep management care model. As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.
The success of our growth strategy will also depend on a number of other factors, including:
•	economic conditions;
•	competition;
•	consumer preferences and purchasing power;

•	the ability to attract and retain sleep technicians and physicians;
•	financing and working capital requirements;
•	the ability to negotiate sleep center leases on favorable terms; and
•	the availability of new locations at a reasonable cost.
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
We identified a material weakness in the design and operation of our internal controls over financial reporting.
During the sale of substantially all of the assets of ApothecaryRx, we incurred significant charges related to the accounts receivable and inventory balances at ApothecaryRx. In addition, we noted additional control deficiencies that in aggregate with the material special charges incurred at our subsidiary, ApothecaryRx, have caused us to conclude that we have a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the accounts receivable trends and the inventory physical counts related to ApothecaryRx throughout prior periods did not generate unusual results or cause us to question the validity of the accounts receivable or inventory balances, we feel that the significant charges recorded as a result of adjusting the inventory and accounts receivable amounts to their net realizable value subsequent to the sale of the ApothecaryRx represent a material weakness in our internal controls over financial reporting.
Since the operations of ApothecaryRx were sold, no remediation efforts are needed relating to those specific control deficiencies. However, we are evaluating the circumstances and potential changes to entity wide controls to address the other identified control deficiencies.
Material weaknesses in the design and operation of the internal controls over financial reporting of companies that we acquire could have a material adverse effect on our financial statements.
Our business has primarily grown through the acquisition of existing businesses and in the future we intend to continue to grow our SMS business through the acquisition of existing businesses. When we acquire such existing businesses our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such companies, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired businesses with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.
The goodwill and other intangible assets acquired pursuant to our acquisitions of sleep centers may become further impaired and require additional write-downs and the recognition of additional substantial impairment expense.
At December 31, 2010, we had approximately $13.0 million and $2.4 million in goodwill and other intangible assets, respectively, that was recorded in connection with the acquisitions of our sleep centers during the years 2007 through September 30, 2009. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature. Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value of our intangible assets associated with Eastern and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets. In the event that this goodwill or other intangible assets are determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in which case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

Risks Related to Ownership of Our Common Stock
If the trading price of our common stock remains below $1 per share or if we fail to maintain any of the other required listing standards, our common stock could be delisted from the NASDAQ Capital Market.
We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock on the NASDAQ Capital Market.
On February 4, 2011, we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2). The notice indicated that we had been granted 180 calendar days, or until August 3, 2011, to regain compliance.
If we decide to implement a reverse stock split, the split must be complete no later than ten business days prior to August 3, 2011 in order to regain compliance. On February 1, 2011, we received shareholder approval for an amendment to our certificate of incorporation in order to affect a reverse stock split in one of 5 ratios, namely 1 for 2, 3, 4, 5 or 6. Our board of directors must take additional action to implement this reverse stock split. We intend to implement a stock split in connection with the consummation of a public equity offering. Our board is not required to implement the reverse stock split in connection with such offering or otherwise.
A delisting from the NASDAQ Capital Market would make the trading market for our common stock less liquid, and would also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.
Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 70% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to significantly influence all matters submitted to our stockholders for approval, including:
•	changes to the composition of our Board of Directors, which has the authority to direct our business and appoint and remove our officers;
•	proposed mergers, consolidations or other business combinations; and
•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.
This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then prevailing market price of our common stock. The interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of the other holders of our common stock. This concentration of ownership may also adversely affect our stock price.

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
We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. Our current credit facility with Arvest Bank restricts our ability to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Arvest Credit Facility.”

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
Facilities
Our corporate headquarters and offices and the executive offices of our SMS operating segment are located in Oklahoma City, Oklahoma. These office facilities consist of approximately 9,700 square feet and are occupied under a month-to-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC. We believe that suitable additional or substitute space will be available as needed on reasonable terms.
As of December 31, 2010, we operated 26 sleep clinics in 11 states. Each location is occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments. The following table presents, as of December 31, 2010, the locations and lease expiration dates of occupancy leases of each sleep center or clinic.

Lease
Sleep Center and Clinic	Expiration
(City and State)	Date
Florida:
Coral Springs	Oct. 2013
Iowa:
Waukee	Jul. 2011
Waukee	Mar. 2012
Pleasant Hill	Nov. 2012
Kansas:
Overland Park	Sep. 2011
Overland Park	Oct. 2027
Missouri:
Lee’s Summit	Sep. 2015
Kansas City	Dec. 2014
Nebraska:
Omaha	Nov. 2013
Nevada:
Charleston	Month-to-month
Henderson	Dec. 2013
New York:
Williamsville	May 2014
Buffalo	Month-to-month
Dunkirk	Mar. 2012
Lockport	May 2011
West Seneca	Jan. 2012
Buffalo	Jul. 2011
Tonawanda	Jul. 2017
Oklahoma:
Tulsa	Nov. 2015
Oklahoma City	Sep. 2014
Norman	Jan. 2014
South Dakota:
Sioux Falls	Nov. 2013
Texas:
Southlake — Keller	Jul. 2013
McKinney	Sep. 2011
Granbury	Apr. 2011
Bedford	Dec. 2013
Waco	Jan. 2018

Our former ApothecaryRx executive offices are located in Golden Valley, Minnesota, under a lease arrangement that expires in November 2013.

Item 3.	Legal Proceedings.
From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.
On December 6, 2010, we settled the litigation with certain former employees of our retail pharmacy in Sterling, Colorado and their affiliates. As part of the settlement, we and Walgreens sold assets to certain of the defendants comprising the long-term care pharmacy business and certain other assets and we agreed to revoke the preliminary injunction and the defendants agreed to non-competition arrangements. We previously reported in our most recent quarterly report on Form 10-Q, that on October 8, 2010, we commenced litigation in U.S. District Court for the District of Colorado against certain former employees of our retail pharmacy in Sterling, Colorado and their affiliates. We claimed, among other things, breaches of certain contractual arrangements and seek monetary damages. On October 13, 2010, a stipulated preliminary injunction was issued in our favor.

Item 4.	(Removed and Reserved).
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market
Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol GRMH. The following table sets forth, during the calendar quarters presented, the high and low sale prices of our common stock for the period our common stock was listed on Nasdaq and as reported by the Nasdaq.

Quarter Ended	High	Low
December 31, 2010	$1.50	$0.70
September 30, 2010	$1.34	$1.09
June 30, 2010	$1.52	$1.00
March 31, 2010	$1.84	$1.06
December 31, 2009	$2.95	$1.75
September 30, 2009	$3.50	$1.40
June 30, 2009	$2.85	$1.50
March 31, 2009	$2.89	$1.30
On March 29, 2011, the closing price of our common stock as quoted on Nasdaq was $0.75.
The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:
•	variations in quarterly operating results,
•	changes in earnings estimates by analysts,
•	developments in the sleep disorder diagnostic and treatment markets,
•	announcements and introductions of product or service innovations, and
•	general stock market conditions.

Holders of Equity Securities
As of March 21, 2011, we have approximately 760 owners of our common stock, 80 record owners and approximately 680 owners in street name.
Dividend Policy
Historically, we have not paid dividends on our common stock, and we do not currently intend to pay and you should not expect to receive cash dividends on our common stock. Our dividend policy is to retain earnings to support the expansion of our operations. If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors. These factors will generally include future earnings, capital requirements, our financial condition contractual restrictions, such as our existing credit facilities. Our existing credit facility restricts our ability to pay dividends without the approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Arvest Credit Facility.” Furthermore, in the event we issue preferred stock shares, although unanticipated, no dividends may be paid on our outstanding common stock shares until all dividends then due on our outstanding preferred stock will have been paid.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth as of December 31, 2010, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2008 Long-Term Incentive Plan, 2003 Stock Option Plan and 2003 Non-Employee Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

			Number of
			securities
	Number of		remaining
	securities to be	Weighted-average	available for
	issued upon exercise	exercise price of	future issuance
	of outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan category	and rights	and rights	plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	229,398	$2.83	2,640,602
2003 Stock Option Plan	16,000	$3.75	—
2003 Non-Employee Stock Option Plan	16,000	$3.75	—

Equity compensation plans not approved by security holders:
Warrants issued to SXJE, LLC	100,000	$2.50	—
Warrants issued to ViewTrade Financial and its assigns	100,270	$2.05	—
Options issued to employees	30,000	$3.75	—
Options issued to directors	90,000	$3.75	—

Total	581,668	$2.44	2,640,602

Unregistered Sales of Equity Securities
All of our equity securities sales during 2010 have been previously reported in the Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities
During the year ended December 31, 2010, we acquired, by means of net share settlements, 38,034 shares of Graymark common stock, at an average price of $1.08 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. In addition, during the year ended December 31, 2010, we acquired 207,500 shares of Graymark common stock, at an average price of $1.72 per share, forfeited by employees due to termination of their employment and pursuant to the terms of their restricted stock award agreements. We do not have any on-going stock repurchase programs.

Item 6.	Selected Financial Data.
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Graymark Healthcare, Inc. is organized under the laws of the State of Oklahoma and is one of the largest providers of care management solutions to the sleep disorder market based on number of independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solutions for patients suffering from sleep disorders.
We provide diagnostic sleep testing services and care management solutions, or SMS, for people with chronic sleep disorders. In addition, we provide therapy services (delivery and set up of CPAP equipment together with training related to the operation and maintenance of CPAP equipment) and the sale of related disposable supplies and components used to maintain the CPAP equipment. Our products and services are used primarily by patients with obstructive sleep apnea, or OSA. Our sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient CPAP devices via titration testing. We sell CPAP devices and disposable supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined.
There are non-controlling interests held in some of the Company’s testing facilities, typically by physicians located in the geographical area being served by the diagnostic sleep testing facility.
As of December 31, 2010, we had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 for the year then ending. We used approximately $2.4 million in cash to fund our operating activities from continuing operations during the year ending December 31, 2010. Furthermore, we have a working capital deficit of approximately $20.5 million as of December 31, 2010. We are required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and we are currently not in compliance with certain covenants required by our lending agreement with Arvest Bank.
In March 2011, we entered into a loan agreement which provides us up to $1 million. The loan will be advanced through a series of draws which are subject to our compliance with certain covenants at the time of each requested draw. In the event that we are unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This uncertainty raises substantial doubt regarding our ability to continue as a going concern. Historically, we have been able to raise the capital necessary to fund our operations and growth. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Discontinued Operations
On September 1, 2010, we executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx to Walgreens. ApothecaryRx operated 18 retail pharmacies selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx’s assets occurred in December 2010. As a result of the sale of ApothecaryRx’s assets, the remaining assets, and liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations for financial statement reporting purposes.
Under the Agreement, the consideration for the ApothecaryRx assets purchased and liabilities assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory notes which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location. We received approximately $24.5 million in net proceeds from the sale of assets of which $2.0 million was deposited into an indemnity escrow account (the “Indemnity Escrow Fund”) as previously agreed pursuant to the terms of an indemnity escrow agreement. These proceeds are net of approximately $1.0 million of security deposits transferred to the buyer and the assumption by the buyer of liabilities associated with goodwill protection agreements and promissory notes. We also received an additional $3.8 million for the sale of inventory to Buyer at 17 of our pharmacies with the inventory for the remaining pharmacy being sold as part of the litigation settlement. We used $22.0 million of the proceeds to pay-down our senior credit facility. In addition, we are required to pay an additional $3.0 million towards the outstanding balance related to our senior credit facility by June 30, 2011. We are currently in discussions with our senior lender regarding this payment and our compliance with required financial covenants.
Generally, in December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released in May 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales, at the buyer’s location in Sterling, Colorado over the six-month period after the purchase does not maintain a certain level of the average daily prescription sales (the “Retention Rate Earnout”).
On October 8, 2010, we commenced litigation in U.S. District Court for the District of Colorado against certain former employees of our retail pharmacy in Sterling, Colorado and their affiliates. We claimed, among other things, breaches of certain contractual arrangements and sought monetary damages. On October 13, 2010, a stipulated preliminary injunction was issued in our favor. On December 6, 2010, we settled the non-competition related litigation with certain former employees of our retail pharmacy in Sterling, Colorado and their affiliates. As part of the settlement, we and Walgreens sold assets comprising the long-term care pharmacy business and certain other assets to certain of the defendants. We also agreed to revoke the preliminary injunction in return the defendants agreed to non-competition arrangements acceptable to the Buyer.
Business Operations Evaluation and Reengineering
After the disposition of our pharmacy business, we began an ongoing evaluation of our sleep related business operations in order to:
•	generate significant organic revenue growth;
•	expand operating margins;
•	improve and accelerate cash flow; and
•	increase net income and shareholder value.

Significant Organic Revenue Growth. Management believes that we can achieve significant organic revenue growth by pursuing the following initiatives:
Independent Sleep Care Centers.
Set specific volume goals by month in 2011 for each of our facilities. We are designing and implementing an incentive pay structure for our sales force to reward them for achieving and surpassing the volume goals. Furthermore, we will enhance our existing monitoring process to enable management to follow volume by location on a daily, weekly and monthly basis to facilitate meeting our volume goals.
We are evaluating and will subsequently reengineer our scheduling process in order to schedule patients faster, minimize no shows and last minute cancellations, maximize operating efficiencies by improving tech to patient ratio and maximizing the use of our existing capacity. We feel our reengineered process will increase the rate at which we convert positively diagnosed sleep study patients to therapy services and increase the rate at which we convert therapy service patients to re-supply patients which builds our recurring revenue patient base.
Hospital Sleep Diagnostic Program Management Agreements.
We continue to identify new hospital-based sleep labs and execute management agreements with the facilities that have existing diagnostic sleep operations. We believe that working with facilities that have existing operations ensures that the agreements will be immediately accretive to our earnings. We have set specific volume goals by month in 2011 for each of our management agreements for 2011. We are designing and implementing an incentive pay structure for our sales force to reward them for achieving and surpassing volume goals.
In addition, we plan to make joint presentations with hospital administration to hospital’s physician staff delineating the benefits of the diagnosis and treatment of sleep disorders particularly obstructive sleep apnea. We believe this will increase the rate at which we convert positively diagnosed sleep study patients to therapy services and increase the rate at which we convert therapy service patients to re-supply patients which builds our recurring revenue patient base.
Expand Operating Margins, Increase Net Income and Enhance Shareholder Value. Management believes that we can achieve expansion of our operating margins, improved net income and increased shareholder value by pursuing the following initiatives:
Evaluate, minimize and leverage our existing corporate and support services.
We plan to evaluate and right size our finance, billing, scheduling, human resources, re-supply service, sales and marketing departments in terms of structure, staffing requirements, facilities operated and information system integration. We will also evaluate and reengineer our purchasing function to ensure that we are paying the best prices available for our medical and business supplies and services.
We plan to consider entering into outsourcing partnerships for certain functions (re-supply fulfillment and shipping, group purchasing organization).
Improve and Accelerate Cash Flow. Management believes that we can achieve improved and accelerated cash flow by pursuing the following initiatives:
Network Migration.
During 2011, we will complete our migration from an “out-of-network” provider to an “in-network” provider in all locations where it makes sense from a cost benefit analysis perspective. We believe that we will more than offset the lower allowable amounts offered to “in-network” providers by, lowering our cost to collect, lowering our bad debt write-offs and accelerating our payment timeframes by being “in-network.” Additionally, we believe that by lowering patient out of pocket costs by being “in-network” and we will also be able to increase the volume of patients serviced at our independent sleep care centers.

Reengineer Scheduling and Billing Functions.
We will evaluate and will subsequently reengineer our scheduling and billing functions to reduce the time between when our service or supplies are provided and when we receive payment for those services and supplies (“the billing cycle”). This will be accomplished by enhancing our scheduling process to ensure that all required documentation is gathered prior to services being rendered or supplies being shipped thereby reducing significantly the number of claims that have to be reworked by the billing department prior to initial billing or after denial by the payor. We will also review and update our policy related to the payment of patient deductible and coinsurance amounts prior to services being rendered or supplies being shipped in order to significantly condense “the billing cycle” and reduce our bad debt write-offs.
Acquisitions Growth Strategy
We plan to grow our business via organic growth related to our Independent Sleep Care Centers, Hospital Sleep Diagnostic Programs (both increased volumes related to existing management agreements and the execution of new management agreements), therapy services and recurring re-supply fulfillment. Acquisitions and the opening of new facilities will also be an integral part of our growth strategy going forward. We will seek to acquire business operations that can be tucked into our existing operations as well as additional independent sleep care centers. We will also seek acquisition opportunities related to therapy service and re-supply business operations. We expect all acquisitions to be accretive to our earnings and fully integrated within ninety (90) days of closing.
On August 19, 2009, SDC Holdings, one of our subsidiaries, entered into an agreement with AvastraUSA, Inc. and Avastra Sleep Centres Limited ABN to acquire 100% of the equity of somniTech, Inc. and somniCare, Inc. (collectively referred to as “Somni”) and Avastra Eastern Sleep Centers, Inc. (“Eastern”) for cash and stock consideration totaling $10.6 million. The Somni acquisition closed on August 24, 2009 and the Eastern acquisition closed on September 14, 2009. The various acquisitions that we made since are summarized in the table below.

			Amount
Acquisition		Purchase	Financed
Date	Business Acquired (1)	Price	By Seller
Sleep Management Solutions:
September 2009	Avastra Eastern Sleep Centers, Inc. (“Eastern”)	$4,700,000	$—
August 2009	somniTech, Inc. and somniCare, Inc. (“Somni”)	5,900,000	—
June 2008	Sleep Center of Waco, Ltd., Plano Sleep Center, Ltd. And
	Southlake Sleep Center, Ltd. (“Texas Labs”)	960,000	—
June 2008	Nocturna Sleep Center, LLC (“Nocturna”)	2,172,790	726,190
April 2008	Roll-up of noncontrolling interests in certain
	SMS sleep centers (“Minority”)	1,616,356	—

(1)	All of the acquisitions were asset purchases, other than the acquisitions of somniCare, Inc., somniTech, Inc., Avastra Easter Sleep Centers and Nocturna Sleep Center, LLC, which were entity purchases.
Acquisition Goodwill
In connection with the acquisitions during 2009, our SMS operating segment recorded goodwill of $3,911,109 and intangible assets of $5,446,000. The intangible assets of $5,446,000 recorded during 2009 consisted of customer relationships with indefinite lives of $3,870,000, customer relationships of $970,000 (amortizable over 5 to 15 years), trademarks having a value of $221,000 (amortizable over 10 years), covenants not to compete of $195,000 (amortizable over the period of the covenants not to compete, 3 to 15 years) and payor contracts of $190,000 (amortizable over 15 years).

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
In evaluating whether goodwill is impaired, we must compare the fair value of the operating unit to which the goodwill is assigned to the operating units carrying amount, including goodwill. The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies data. If the carrying amount of the operating unit (i.e., sleep center) exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.
Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value our intangible assets associated with Eastern and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets. Our evaluation of goodwill and indefinite lived intangible assets completed during December 2009 resulted in no impairment losses.
Operating Statistics:
The following table summarizes our locations as of December 31, 2010 and 2009:

	Number of Locations
Location Type	2010	2009
Sleep centers	26	28
Managed sleep centers	72	60

Total	98	88

The following table summarizes unit sales and other operating statistics for the years ended December 31, 2010 and 2009:

	2010	2009
Sleep studies performed	18,435	13,371
CPAP set ups performed	3,031	1,927

Results of Operations
The following table sets forth selected results of our operations for the years ended December 31, 2010 and 2009. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.
Comparison of 2010 and 2009

	For the Years Ended
	December 31,
	2010	2009
Net revenues	$22,764,089	$17,571,539
Cost of services and sales	7,144,066	5,522,932
Operating expenses	18,615,312	14,667,787
Bad debt expense	1,763,736	3,768,699
Impairment of goodwill and intangible assets	10,751,997	—
Impairment of fixed assets	762,224	—
Net other expense	1,433,395	952,724

Loss from continuing operations, before taxes	(17,706,641)	(7,340,603)
Provision for income taxes	(166,795)	—

Loss from continuing operations, net of taxes	(17,873,436)	(7,340,603)
Income (loss) from discontinued operations, net of taxes	(1,416,083)	1,998,901

Net loss	(19,289,519)	(5,341,702)
Less: Non-controlling interests	(153,513)	(153,806)

Net loss attributable to Graymark Healthcare	$(19,136,066)	$(5,187,896)

Discussion of Years Ended December 31, 2010 and 2009
Net revenues increased $5.2 million (a 29.6% increase) to $22.8 million during 2010 from $17.6 million in 2009. This increase was primarily due to:
•	Revenue from our sleep diagnostic business increased $3.7 million (21%) compared to 2009. Of this increase, $6.1 million was due to realizing a full year of operating revenue from the Somni and Eastern acquisitions completed in August and September of 2009. This increase was offset by lower revenues from same location operations of $2.4 million. The lower same location revenue was driven by lower volumes ($1.5 million), lower rates per study ($0.8 million) and lower revenue from our clinic services ($0.1 million).
•	Revenue from our sleep therapy business increased $1.5 million (37%) compared to 2009. Of this, $1.4 million was due to realizing a full year of operating revenue from our Somni acquisition completed in August 2009. Additionally, revenue from our existing therapy business increased $0.6 million driven primarily by an increase in both set-up and resupply volumes compared to 2009. This was offset by a favorable adjustment in our reserve for contractual allowances in 2009 of approximately $0.5 million.
Cost of sales and services increased approximately $1.6 million (a 29.4% increase) to $7.1 million during 2010 from $5.5 million in 2009. This increase was primarily due to:
•	Our sleep diagnostic cost of services increased $1.9 million and our sleep therapy cost of sales increased $0.4 million due to realizing a full year of cost of sales and services from our Somni acquisition which was completed in August 2009.

•	Cost of services in our existing diagnostic business decreased $0.9 million due to the lower volume of sleep studies compared to 2009.
•	Cost of sales in our existing sleep therapy business increased $0.2 million due to the growth in that business compared to 2009.
Cost of sales and services as a percent of net revenues was 31% during 2010 and 2009.
Operating expenses increased $3.9 million (a 26.9% increase) to $18.6 million during 2010 (82% of revenue), compared with $14.7 million (84% of revenue) in 2009. Operating expenses at our sleep management operations increased $3.4 million due primarily to the acquisitions of Somni and Eastern in August and September 2009 which resulted in increased operating expenses of $4.0 million. Operating expenses in our existing sleep diagnostic and therapy operations decreased approximately $0.6 million compared to 2009. The decrease in operating expenses in our existing sleep operations was due to cost reduction initiatives and synergies realized from the integration of Somni and Eastern. Overhead incurred at the parent-company level, which includes our public-company costs, increased approximately $0.5 million primarily due to increased professional fees incurred in conjunction with due diligence performed on a potential acquisition target.
Bad debt expense decreased approximately $2.0 million (a 53% decrease) to $1.8 million (8% of revenue) during 2010 compared with $3.8 million (22% of revenue) in 2009. During the second quarter of 2009, we completed our quarterly analysis of the allowance for doubtful accounts based on historical collection trends using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase bad debt expenses in 2009 by $2,648,207. The decrease in bad debt expense resulting from the change in accounting estimate in 2009 was offset by approximately $0.2 million of increases in bad debt expense in 2010 related operating Somni and Eastern for a full year in 2010 compared to 3 to 4 months of operations in 2009. The remaining change is attributable to bad debt experience at our existing sleep center locations.
Impairment of goodwill and intangible assets — during the fourth quarter of 2010, we completed our annual impairment review of goodwill and other intangible assets. Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value our intangible assets associated with Eastern and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets. Our evaluation of goodwill and indefinite lived intangible assets completed during December 2009 resulted in no impairment losses.
Impairment of fixed assets — during the third quarter of 2010, we identified impairment indicators at certain sleep diagnostic facilities and office facilities. The impairment indicators related to certain sleep diagnostic systems that were no longer compatible with current systems and assets associated with certain sleep diagnostic and office facilities closed or consolidated into existing facilities. Accordingly, we performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $0.5 million during 2010 compared with 2009. The increase is due to interest expense incurred on increased borrowings related to the acquisition of Somni and Eastern.

Income from discontinued operations represents the net income (loss) from the pharmacy operations of ApothecaryRx. In September 2010, we entered into an agreement to sale substantially all of the assets of ApothecaryRx. The closing of the sale of ApothecaryRx occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of ApothecaryRx and our other discontinued operations for the years ended December 31, 2010 and 2009 follows:

	2010	2009
Revenues	$79,038,856	$89,669,301

Income (loss) before taxes — ApothecaryRx	$(324,092)	$1,985,109
Income (loss) before taxes — other	(220,258)	6,896
Income tax (provision)	—	—

Income (loss) from operations of discontinued operations, net of tax	(544,350)	1,992,005
Special (charges) incurred on sale	(6,516,613)	—
Gain recorded on sale	5,644,880	—

Income (loss) from discontinued operations	$(1,416,083)	$1,992,005

Net revenues and income from operations for ApothecaryRx decreased $10.6 million and $2.5 million, respectively, during 2010 compared with 2009. The decrease in earnings is primarily due to not operating all stores for a full-year in 2010 as a result of the sale of ApothecaryRx. This accounted for $9.7 million of the decrease in revenues. The decrease in same store earnings was primarily due to a continued shift to generic drugs which have a lower average price per prescription compared to branded drugs.
During 2010, we recorded a special charge of approximately $6.7 million related to certain estimated costs resulting from the ApothecaryRx Sale. The components of the special charge are as follows:

Loss on liquidation of inventory	$2,041,051
Bad debt expense on remaining accounts receivable	3,003,190
Lease termination costs	859,580
Severance and payroll costs	493,303
Equipment removal and lease termination costs	119,489

Total charge	$6,516,613

The charges noted above were incurred as a result of the following:
•	We did not sell certain of the front-end merchandise and private-label and other over the counter drugs as part of the ApothecaryRx Sale. The loss on liquidation of inventory represents the loss on items that have been liquidated and the write-down of remaining inventory to expected liquidated values.
•	We have recorded a reserve for substantially all outstanding accounts receivable that have not been collected as of January 31, 2011. Historically, we collected accounts receivable within 30 days. After the ApothecaryRx sale, we have seen a significant delay from third-party payers. For example, as of March 15, 2011 the State of Illinois owed us approximately $0.7 million. The payment on this receivable has been delayed due to underfunding of the State’s Medicaid program. We will continue collection efforts on the balances owed and any future receipts will be recorded as a bad debt recovery in the period collected.
•	We incurred certain severance and payroll costs, lease termination costs and equipment removal costs related to the pharmacy locations which were not assumed by the buyer.
Additional charges may be recorded in future periods dependent upon the final resolution of the items listed above.
Noncontrolling interests were allocated approximately $154,000 of net losses during 2010 and 2009. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $18.9 million (83% of approximately $22.8 million in net revenues) during 2010, compared to a net loss of approximately $5.2 million (30% of approximately $17.8 million in net revenues) during 2009.

Reduction in Cost Base.
As a result of our disposition of ApothecaryRx’s independent retail pharmacy business, we began a company-wide strategic review of our operations. We have begun to implement changes in operations as discussed above. We believe that we can achieve a material reduction in our cost base as a result of these changes and begin to generate positive cash flow on a prospective basis by September 30, 2011.
In addition, we incurred costs in 2010 which we do not believe that will be part of our normal operations for 2011 based on the restructuring or our operations. We expect that this restructuring of our operations will be completed by September 30, 2011. We incurred costs of $454,000 in 2010 which we believe we will not incur in 2011 due to salary reductions ($56,000), and reduced staffing in marketing ($80,000), accounting ($59,000), billing ($90,000), and human resources ($127,000) departments. We incurred compensation costs of $359,000 in 2010 for our President ($112,000), Chief Operating Officer ($165,000) and Vice President of Operations ($81,000) each of these positions has been eliminated during 2010 or 2011. We also incurred costs of $789,000 in 2010 which we do not expect to incur in 2011 due to changes in staffing at our sleep centers ($423,000) and physician staffing ($367,000). We incurred $618,000 in costs in 2010 which we do not believe we will incur in 2011 due to combining two Oklahoma sleep centers ($120,000), facility move expenses ($21,000) and renegotiation of leases ($477,000). We also incurred IT infrastructure investments of $56,000 which we do not expect in 2011. We incurred consulting and professional service costs of $299,000 in 2010 associated with negotiating and obtaining contracts with various third party payors ($121,000), fees for tax services related to prior years ($140,000) upgrading our accounting systems ($9,000) and performing the intangible asset valuation related to the Somni and East acquisitions ($28,000). We also incurred an expense related to a reserve for incurred but not yet billed expenses of $60,000.
In 2010, we incurred costs relating to the ApothecaryRx transaction and other potential transactions which were not consummated. These transactional costs included approximately $688,000 for legal, accounting and other professional fees.
Liquidity and Capital Resources
Our liquidity and capital resources are provided principally through cash generated from operations, loan proceeds and equity offerings. Our cash and cash equivalents at December 31, 2010 totaled approximately $1.6 million. As of December 31, 2010, we had a working capital deficit of approximately $20.5 million.
Our operating activities during 2010 used net cash of approximately $3.9 million compared to operating activities in 2009 that used net cash of approximately $2.7 million. The increase in cash flows used by operating activities was primarily attributable to an increase in the cash used from the operating activities of our discontinued operations. Operating activities from our continuing operations improved by $1.0 million during 2010 compared to 2009. During 2010, our operating activities from continuing operations included a net loss from continuing operations of $17.7 million which was increased by the losses from discontinued operations of $1.4 million and offset by impairment charges of $11.7 million, depreciation and amortization of $1.3 million, bad debt expense of $1.8 million, and stock-based compensation of $0.4 million.
Our investing activities during 2010 provided net cash of approximately $28.8 million compared to 2009 during which we used approximately $10.2 million for investing activities. The increase in the cash provided by investing activities was attributable to the proceeds from the sale of ApothecaryRx assets which produced $29.3 million.
Our financing activities during 2010 used net cash of $25.2 million compared to 2009 during which financing activities used $0.6 million. The increase in the cash used by financing activities is primarily due to increased debt payments. During 2010, we made debt payments from continuing and discontinued operations totaling $25.2 million compared to total debt payments of $6.0 million in 2009. During 2009, we received proceeds from debt of approximately $5.4 million. The debt payments made in 2010 include $22.0 million that were made from the proceeds of the sale of the assets of ApothecaryRx which is further discussed below.

On September 1, 2010, we executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx to Walgreens. ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx’s assets occurred in December 2010. As a result of the sale of ApothecaryRx’s assets, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations.
Under the Agreement, the consideration for the ApothecaryRx assets purchased and liabilities assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location. We received approximately $24.5 million in net proceeds from the sale of assets of which $2.0 million was deposited into an indemnity escrow account (the “Indemnity Escrow Fund”) as previously agreed pursuant to the terms of an indemnity escrow agreement. These proceeds are net of approximately $1.0 million of security deposits transferred to the buyer and the assumption by the buyer of liabilities associated with goodwill protection agreements and promissory notes. We also received an additional $3.8 million for the sale of inventory to Buyer at 17 of our pharmacies with the inventory for the remaining pharmacy being sold as part of the litigation settlement. Of the proceeds, $22 million was used to reduce outstanding obligations under our credit facility with Arvest Bank. We are required to pay Arvest Bank an additional $3.0 million by June 30, 2011. We are currently in discussions with Arvest Bank regarding this payment and our compliance with required financial covenants.
Generally, on the 12-month anniversary of the final closing date of the sale of ApothecaryRx, 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18-month anniversary of the final closing date of the sale, subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the purchase does not maintain percentage certain level of average daily prescription sales (the “Retention Rate Earnout”).
As of December 31, 2010, we had an accumulated deficit of approximately $29.1 million and reported a net loss of approximately $19.0 for the year then ending. We used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, we have a working capital deficit of approximately $21 million as of December 31, 2010. We are required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and we are currently not in compliance with certain covenants required by our lending agreement with Arvest Bank.
Arvest Credit Facility
Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010 and December 2010. As of December 31, 2010, the outstanding principal amount of the Arvest Credit Facility was $22,396,935. See “Loan Agreement” below for a description of a recent consent granted by Arvest in March 2011.
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
Maturity Dates. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of advance or tranche (the “Tranche Note Maturity Date”). The Term Loan will become due on May 21, 2014. The following table outlines the contractual due dates of each tranche of debt under the Acquisition Line:

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
Compliance with Financial Covenants. As of December 31, 2010, our Debt Service Coverage Ratio is less than 1.25 to 1 and we do not meet the Minimum Net Worth requirement. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements through June 30, 2011 assuming we make a $3 million principal payment by June 30, 2011. We expect to raise the funds necessary to make the principal payment through additional equity or debt financing. There is no assurance that Arvest Bank will waive Debt Service Coverage Ratio and Minimum Net Worth requirements beyond June 30, 2011. Due to the non-compliance of these waivers and the associated contingent nature of achieving compliance before June 30, 2011, the associated debt has been classified as current on our consolidated balance sheet.
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

Loan Agreement
On March 16, 2011, we entered into a Loan Agreement with Valiant Investments, LLC, an entity owned and controlled by Roy T. Oliver one of our controlling shareholders, of up to $1 million. We intend to use the loan to fund our working capital needs. The loan will be disbursed in amounts requested by the Company subject to the lender’s consent and compliance with other conditions contained in the Loan Agreement. The loan matures on August 1, 2011. Interest accrues at a rate of 6% and default interest accrues at a rate of 15%. We are also required to pay 1% of each advance on the loan as a loan fee. This loan is unsecured and subordinated to our Arvest Bank facility. The Loan Agreement also contains restrictions on our ability to take action without the consent of the lender, these include: (i) acquisitions of other businesses, (ii) the sale of all or substantially all of our assets, (iii) the issuance of common stock or convertible securities unless the proceeds are to be used to repay the loan in full.
On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan and Arvest will waive the debt service coverage ratio and minimum net worth covenants through December 31, 2011 on the following conditions:
•	On or before June 30, 2011, Graymark will pay to Arvest the greater of $3 million or one-third of the proceeds of any public equity offering;
•	On or before June 30, 2011, Graymark will pay Arvest a fee equal to 0.25% of the outstanding loan balance as of June 30, 2011;
•	If Graymark is not in compliance with the debt service coverage ratio and minimum net worth covenants on December 31, 2011, Graymark will pay Arvest a fee equal to 0.50% of the then outstanding balance of the loan (which does not cure any default in such covenants);
•	On June 30, 2011, Graymark will prepay all interest and principal payments due to Arvest between July 1, 2011 and December 31, 2011;
•	On June 30, 2011, if Graymark has received at least $15 million in proceeds from a public equity offering then Graymark will escrow with Arvest all principal and interest payments due to Arvest between January 1, 2010 and June 30, 2012;
•	Graymark may not repay any amounts on the $1 million loan from Valiant Investments before August 1, 2011 except that Graymark may repay such loan in full if Graymark has received more than $10 million in proceeds from a public equity offering and if Graymark has received less than $10 million from a public equity offering then Graymark will be permitted to make interest payments only on such loan; and
•	The $1 million loan will be subordinated to Arvest’s credit facility in all respects.
Financial Commitments
We do not have any material capital commitments during the next 12 months, but we do have contractual commitments of approximately $26.0 million for payments on our indebtedness and for operating lease payments. Included in this amount is $23.7 million related to the classification of our credit facility as current for financial statement purposes. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.
Our future commitments under contractual obligations by expected maturity date at December 31, 2010 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Long-term debt (1)	$24,149,167	$437,025	$26,894	$—	$24,613,086
Operating leases	1,597,411	2,389,424	1,282,358	2,489,158	7,758,351
Operating leases, discontinued operations	269,454	423,313	67,101	—	759,868

	$26,016,032	$3,249,762	$1,376,353	$2,489,158	$33,131,305

(1)	Includes principal and interest obligations.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K) as of December 31, 2010 and 2009.
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
Revenue recognition — Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For the business acquired from somniCare, Inc. and somniTech, Inc. (collectively referred to as “Somni”) in 2009, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the Somni business since the date of the acquisition and do not anticipate any future changes to this process. In our historic business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. We conduct this analysis for each of our operating locations separately to ensure differences in payment rates from various markets are identified in the analysis. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor at each location. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future out-of-network reimbursement for each payor at each facility. Historically, we consistently used this process to estimate net revenue at the time of service other than a change in fiscal 2009 to using 12 months of payment history. Prior to that time, we used nine months of payment history for its quarterly analysis. Although the impact on the calculation was negligible, we determined a 12-month review eliminates potential seasonal fluctuations and provides a broader sample of payments for the calculation. During the fourth quarter of 2010, we migrated much of our historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from our historic sleep diagnostic business was determined using the process utilized in the Somni business. For our therapy business, we expect to transition to this same process in the first or second quarter of 2011. This change in process and assumptions for our historic business is not expected to have a material impact on future operating results.
For certain sleep therapy and other equipment sales, reimbursement from third-party payers occurs over a period of time, typically 10 to 13 months. We recognize revenue on these sales as payments are earned over the payment period stipulated by the third-party payor.
We have established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to our collection procedures. Revenues are reported net of such adjustments.

Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time products or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have a material impact on our operating results and cash flows in subsequent periods. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
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
Cost of Services and Sales — Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the sale is paid for over a specified period, the product cost associated with that sale is recognized over that same period. If the product is paid for in one period, the cost of sale is recorded in the period the product was sold.
Accounts Receivable — Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts. The majority of our accounts receivable is due from private insurance carriers, Medicare and Medicaid and other third-party payors, as well as from customers under co-insurance and deductible provisions.
Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our business has historically been out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems reported revenue at a higher gross billed amount, which we adjusted to an expected net amount based on historic payments. This process continues in our historic sleep therapy business, but was changed in the fourth quarter of 2010 for our historic sleep diagnostic business. As a result, the reserve for contractual allowance has been reduced as our systems now report a larger portion of our business at estimated net contract rates. As we continue to move more of our business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense to reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
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
A summary of the Days Sales Outstanding (“DSO”) and management’s expectations for the years ended December 31, 2010 and 2009 follows:

	2010		2009
	Actual	Expected	Actual	Expected
Sleep diagnostic business	51.25	50 to 55	51.34	50 to 55
Sleep therapy business	52.14	55 to 60	99.76	100 to 105
The primary reason for the decrease in expected DSO for sleep therapy business from 100 to 105 days at December 31, 2009 to 55 to 60 days at December 31, 2010 is the change in accounting method during 2010 for equipment sales that are paid for over period of time (see “Change in Accounting Method” below).
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
Change in Accounting Method — On January 1, 2010, we elected to change our method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the business acquisitions made in the 3rd quarter of 2009, we recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.
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

Material Weakness
Internal Controls over Financial Reporting
During the sale of substantially all of the assets of ApothecaryRx, we incurred significant charges related to the accounts receivable and inventory balances at ApothecaryRx. In addition, we noted additional control deficiencies that in aggregate with the material special charges incurred at our subsidiary ApothecaryRx have caused us to conclude that we have a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the accounts receivable trends and the inventory physical counts related to the ApothecaryRx throughout prior periods did not generate unusual results or cause us to question the validity of the accounts to receivable or inventory balances, we feel that the significant charges recorded as a result of adjusting the inventory and accounts receivable amounts to their net realizable value subsequent to the sale of the ApothecaryRx represent a material weakness in our internal controls over financial reporting.
Since the operations of ApothecaryRx were sold, no remediation efforts are needed related to those specific control deficiencies. However, we are evaluating the circumstances and potential changes to entity wide controls to address the other identified control deficiencies.
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

Issued Guidance
In July 2010, the FASB issued changes to the required disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. This change is effective us beginning June 30, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued changes as to when a company should perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this change modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this change are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This change is effective for us beginning January 1, 2011 and is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
In December 2010, the FASB issued changes to the disclosure requirements for business combinations. The changes require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 effective for us beginning January 1, 2011. The adoption of this accounting standard is not expected to have a material impact on our financial position, results of operations, cash flows and disclosures.
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
During 2010 and 2009, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010. Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the AExchange Act@) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting described below.
Internal Controls over Financial Reporting
Furthermore, our Principal Executive Officer and Principal Financial Officer are responsible for the design and supervision of our internal controls over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934. These internal controls over financial reporting are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures
(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2010, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were not fully effective as of December 31, 2010 due to the material weakness disclosed below, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

Material Weakness — Internal Controls over Financial Reporting
During the sale of substantially all of the assets of ApothecaryRx, we incurred significant charges related to the accounts receivable and inventory balances at ApothecaryRx. In addition, we noted additional control deficiencies that in aggregate with the material special charges incurred at our subsidiary ApothecaryRx have caused us to conclude that we have a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the accounts receivable trends and the inventory physical counts related to the ApothecaryRx throughout prior periods did not generate unusual results or cause us to question the validity of the accounts to receivable or inventory balances, we feel that the significant charges recorded as a result of adjusting the inventory and accounts receivable amounts to their net realizable value subsequent to the sale of the ApothecaryRx represent a material weakness in our internal controls over financial reporting.
Since the operations of ApothecaryRx were sold, no remediation efforts are needed related to that specific control deficiency. However, we are evaluating the circumstances and potential changes to entity wide controls to address identified control deficiencies.

Item 9B.	Other Information.
Annual Stockholders Meeting
The 2011 Annual Meeting of Stockholders of Graymark Healthcare, Inc. will be held at 4 p.m. on May 18, 2011.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2010 Proxy Statement”).

Item 11.	Executive Compensation.
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Exhibits:

Exhibit No.	Description

3.1
Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.1 of Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.2
Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1
Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2
Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3
Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.1
Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2
Graymark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.3
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.3.1
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.3.2
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

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

Exhibit No.	Description

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

10.17
Employment Agreement between ApothecaryRx, LLC and Edward Cox, dated June 3, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

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

Exhibit No.	Description

10.22.2
Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.22.3
Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

10.22.4
Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.23
Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.23.1
First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.23.2
Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.24
Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.25
Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

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

10.30
Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.31
Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.32
Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.33
Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.33.1
First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.34
Employment Agreement between Registrant and Rick D. Simpson, dated December 5, 2008, is incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.35
Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.36.1
Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

Exhibit No.		Description

10.36.2
Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.36.3
Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

21	+	Subsidiaries of Registrant.

23.1	+	Consent of Eide Bailly, LLP

31.1	+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2	+	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant.

31.3	+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1	+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2	+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Chief Financial Officer of Registrant.

32.3	+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Each person whose signature appears below in so signing also makes, constitutes and appoints Stanton Nelson, Edward M. Carriero, Jr. and Grant A. Christianson, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ STANTON NELSON	Chief Executive Officer and	March 30, 2011
Stanton Nelson	Chairman of the Board
(Principal Executive Officer)

/S/ EDWARD M. CARRIERO, JR.	Chief Financial Officer	March 30, 2011
Edward M. Carriero, Jr.	(Principal Financial Officer)

/S/ GRANT A. CHRISTIANSON	Chief Accounting Officer	March 30, 2011
Grant A. Christianson	(Principal Accounting Officer)

/S/ JOSEPH HARROZ, JR.	Director	March 30, 2011
Joseph Harroz, Jr.

/S/ SCOTT MUELLER	Director	March 30, 2011
Scott Mueller

/S/ S. EDWARD DAKIL, M.D.	Director	March 30, 2011
S. Edward Dakil, M.D.

/S/ STEVEN L. LIST	Director	March 30, 2011
Steven L. List

GRAYMARK HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors,

and Shareholders of Graymark Healthcare, Inc.

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Graymark Healthcare, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. Graymark Healthcare, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graymark Healthcare, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations, anticipates additional losses in the next year and has insufficient working capital as of December 31, 2010 to fund the anticipated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 28, 2011

GRAYMARK HEALTHCARE, INC.

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

ASSETS
Cash and cash equivalents	$878,796	$1,093,645
Cash and cash equivalents from discontinued operations	692,261	796,961
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $2,791,906 and $9,772,580, respectively	2,892,271	4,276,628
Inventories	553,342	351,585
Current assets from discontinued operations	2,093,571	15,515,067
Other current assets	468,486	120,388

Total current assets	7,578,727	22,154,274

Property and equipment, net	3,870,514	5,318,680
Intangible assets, net	2,400,756	5,871,578
Goodwill	13,007,953	20,516,894
Other assets from discontinued operations	1,101,013	21,087,323
Other assets	733,589	1,137,197

Total assets	$28,692,552	$76,085,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$942,020	$561,031
Accrued liabilities	2,357,195	1,752,598
Short-term debt	—	195,816
Current portion of long-term debt	22,768,781	480,201
Current liabilities from discontinued operations	2,015,277	7,890,407

Total current liabilities	28,083,273	10,880,053

Long-term debt, net of current portion	436,850	22,215,875
Liabilities from discontinued operations	—	23,694,319

Total liabilities	28,520,123	56,790,247
Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,953,611 and 28,989,145 issued and outstanding, respectively	2,895	2,899
Paid-in capital	29,519,387	29,086,750
Accumulated deficit	(29,218,977)	(9,869,471)

Total Graymark Healthcare shareholders’ equity	303,305	19,220,178
Noncontrolling interest	(130,876)	75,521

Total equity	172,429	19,295,699

Total liabilities and shareholders’ equity	$28,692,552	$76,085,946

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Net Revenues:
Services	$17,206,634	$13,529,092
Product sales	5,557,455	4,042,447

	22,764,089	17,571,539

Cost of Services and Sales:
Cost of services	5,515,380	3,806,582
Cost of sales	1,628,686	1,716,350

	7,144,066	5,522,932

Gross Margin	15,620,023	12,048,607

Operating Expenses:
Selling, general and administrative	17,277,322	13,593,655
Bad debt expense	1,763,736	3,768,699
Impairment of goodwill and intangible assets	10,751,997	—
Impairment of property and equipment	762,224	—
Depreciation and amortization	1,337,990	1,074,132

	31,893,269	18,436,486

Other (Expense):
Interest expense, net	(1,223,334)	(906,870)
Other expense	(10,061)	(45,854)
Impairment of equity investment	(200,000)	—

Net other (expense)	(1,433,395)	(952,724)

Income (loss) from continuing operations, before taxes	(17,706,641)	(7,340,603)
Provision for income taxes	(166,795)	—

Income (loss) from continuing operations, net of taxes	(17,873,436)	(7,340,603)
Income (loss) from discontinued operations, net of taxes	(1,416,083)	1,998,901

Net income (loss)	(19,289,519)	(5,341,702)
Less: Net income (loss) attributable to noncontrolling interests	(153,513)	(153,806)

Net income (loss) attributable to Graymark Healthcare	$(19,136,006)	$(5,187,896)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.61)	$(0.25)
Income from discontinued operations	(0.05)	0.07

Net income (loss) per share	$(0.66)	$(0.18)

Weighted average number of common shares outstanding	28,983,358	28,414,508

Weighted average number of diluted shares outstanding	28,983,358	28,414,508

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest

Balances, January 1, 2009	27,719,113	$2,772	$26,937,736	$(4,681,575)	$284,628
Issuance of common stock in connection with acquisition	752,795	75	1,543,925	—	—
Stock-based compensation	482,133	48	500,715	—	—
Stock-based professional services	—	—	104,378	—	—
Cashless exercise of warrants	35,104	4	(4)	—	—
Contributions from noncontrolling interests	—	—	—	—	41,250
Distributions to noncontrolling interests	—	—	—	—	(96,551)
Net loss	—	—	—	(5,187,896)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(153,806)

Balances, December 31, 2009	28,989,145	2,899	29,086,750	(9,869,471)	75,521
Stock-based compensation	(35,534)	(4)	432,637	—	—
Distributions to noncontrolling interests	—	—	—	—	(52,884)
Change in accounting method	—	—	—	(213,500)	—
Net loss	—	—	—	(19,136,006)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(153,513)

Balances, December 31, 2010	28,953,611	$2,895	$29,519,387	$(29,218,977)	$(130,876)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

Operating activities:
Net income (loss)	$(19,136,006)	$(5,187,896)
Less: Net income (loss) from discontinued operations	(1,416,083)	1,998,901

Net income (loss) from continuing operations	(17,719,923)	(7,186,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,337,990	1,074,132
Disposal of retired fixed assets	—	77,916
Net income (loss) attributable to noncontrolling interests	(153,513)	(153,806)
Stock-based compensation and professional services	432,633	605,141
Bad debt expense	1,763,736	3,768,699
Change in accounting method	(213,500)	—
Impairment charges	11,714,221	—
Changes in assets and liabilities (net of acquisitions) —
Accounts receivable	(379,379)	(622,010)
Inventories	(201,757)	(78,463)
Other assets	55,510	(663,771)
Accounts payable	380,989	(221,768)
Accrued liabilities	604,597	2,304

Net cash (used in) operating activities from continuing operations	(2,378,396)	(3,398,423)
Net cash provided by (used in) operating activities from discontinued operations	(1,539,932)	723,493

Net cash provided by (used in) operating activities	(3,918,328)	(2,674,930)

Investing activities:
Cash received from acquisitions	—	259,163
Purchase of businesses	—	(9,056,000)
Purchase of property and equipment	(548,529)	(1,117,618)
Disposal of property and equipment	124,249	—

Net cash (used in) investing activities from continuing operations	(424,280)	(9,914,455)
Proceeds from sale of assets from discontinued operations	29,289,874	—
Net other cash (used in) investing activities from discontinued operations	(50,054)	(263,336)

Net cash provided by (used in) investing activities	28,815,540	(10,177,791)

Financing activities:
Debt proceeds	28,894	5,407,901
Debt payments	(5,200,411)	(2,393,961)
Contributions from noncontrolling interests	—	41,250
Distributions to noncontrolling interests	(52,884)	(96,551)

Net cash provided by (used in) financing activities from continuing operations	(5,224,401)	2,958,639
Net cash (used in) financing activities from discontinued operations	(19,992,360)	(3,595,622)

Net cash (used in) financing activities	(25,216,761)	(636,983)

Net change in cash and cash equivalents	(319,549)	(13,489,704)
Cash and cash equivalents at beginning of year	1,890,606	15,380,310

Cash and cash equivalents at end of year	1,571,057	1,890,606
Cash and cash equivalents of discontinued operations at end of year	692,261	796,961

Cash and cash equivalents of continuing operations at end of year	$878,796	$1,093,645

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

The Company provides diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, the Company sells equipment and related supplies and components used to treat sleep disorders. The Company’s products and services are used primarily by patients with obstructive sleep apnea, or OSA. The Company’s sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s (“AASM”) preferred method of treatment for obstructive sleep apnea. The Company’s sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. The Company sells CPAP devices and disposable supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are noncontrolling interests held in some of the Company’s testing facilities, typically by physicians located in the geographical area being served by the diagnostic sleep testing facility.

On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx, LLC (“ApothecaryRx”). ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx assets occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements. See Note 6 — Discontinued Operations.

Note 2 —	Basis of Presentation

As of December 31, 2010, the Company had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 for the year then ending. The Company used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, the Company has a working capital deficit of approximately $20.5 million as of December 31, 2010. As noted in Note 10 — Borrowings, the Company is required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and is not in compliance with certain covenants required by its lending agreement with Arvest Bank.

Management expects to raise approximately $13.3 million in a public stock offering by the end of April 2011. From the proceeds of the offering, the Company will be required to pay the greater of one-third of the proceeds of the equity offering or $3 million to Arvest Bank. Management believes that the Company will begin to generate positive cash flow on a prospective basis by September 30, 2011. In the event that the Company is unable to obtain debt or equity financing or the Company is unable to obtain such financing on terms and conditions acceptable to it, the Company may have to cease or severely curtail its operations. This uncertainty raises substantial doubt regarding the Company’s ability to continue as a going concern. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 —	Summary of Significant Accounting Policies

Consolidation — The accompanying consolidated financial statements include the accounts of Graymark Healthcare, Inc. and its wholly owned, majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition —

Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For the business acquired from somniCare, Inc. and somniTech, Inc. (collectively referred to as “Somni”) in 2009, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the Somni business since the date of the acquisition and does not anticipate any future changes to this process. In the Company’s historic business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. The Company conducts this analysis for each of its operating locations separately to ensure differences in payment rates from various markets are identified in the analysis. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor at each location. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future out-of-network reimbursement for each payor at each facility. Historically, the Company has consistently used this process to estimate net revenue at the time of service other than a change in fiscal 2009 to using 12 months of payment history. Prior to that time, the Company used nine months of payment history for its quarterly analysis. Although the impact on the calculation was negligible, the Company determined a 12-month review eliminates potential seasonal fluctuations and provides a broader sample of payments for the calculation. During the fourth quarter of 2010, the Company migrated much of its historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from the Company’s historic sleep diagnostic business was determined using the process utilized in the Somni business. For its therapy business, the Company expects to transition to this same process in the first or second quarter of 2011. This change in process and assumptions for the Company’s historic business is not expected to have a material impact on future operating results.

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

During the years ended December 31, 2010 and 2009, the Company’s revenue payer mix:

	2010	2009

Managed care organizations	78%	78%
Medicaid / Medicare	16%	18%
Private-pay	6%	4%

Cost of Services and Sales — Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the sale is paid for over a specified period, the product cost associated with that sale is recognized over that same period. If the product is paid for in one period, the cost of sale is recorded in the period the product was sold.

Cash and cash equivalents — The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable — The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance and deductible provisions of their health insurance policies.

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s business has historically been out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems reported revenue at a higher gross billed amount, which the Company adjusted to an expected net amount based on historic payments. This process continues in the Company’s historic sleep therapy business, but was changed in the fourth quarter of 2010 for the Company’s historic sleep diagnostic business. As a result, the reserve for contractual allowance has been reduced as our systems now report a larger portion of our business at estimated net contract rates. As the Company continues to move more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense to reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

For the years ended December 31, 2010 and 2009, the amounts the Company collected in excess of recorded contractual allowances were $271,195 and $54,600, respectively.

As of December 31, 2010 and 2009, accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	2010	2009

Allowance for contractual adjustments	$1,511,330	$5,985,269
Allowance for doubtful accounts	1,280,576	3,787,311

Total	$2,791,906	$9,772,580

The activity in the allowances for contractual adjustments and doubtful accounts for the years ending December 31, 2010 and 2009 follows:

	Contractual	Doubtful
	Adjustments	Accounts	Total

Balance at December 31, 2008	$11,627,387	$1,350,238	$12,977,625
Provisions	35,248,283	1,120,492	37,186,644
Write-offs, net of recoveries	(40,890,401)	(1,331,626)	(43,039,896)
Change in accounting estimate (see Note 4)	—	2,648,207	2,648,207

Balance at December 31, 2009	5,985,269	3,787,311	9,772,580
Provisions	18,502,775	1,763,736	20,266,511
Write-offs, net of recoveries	(22,976,714)	(3,757,580)	(26,734,294)
Change in accounting method (see Note 4)	—	(512,891)	(512,891)

Balance at December 31, 2010	$1,511,330	$1,280,576	$2,791,906

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of December 31, 2010 and 2009 follows:

	2010	2009

1 to 60 days	$1,890,902	$2,262,937
61 to 90 days	282,807	549,234
91 to 120 days	170,435	609,539
121 to 180 days	67,394	244,890
181 to 360 days	186,310	433,178
Greater than 360 days	294,423	176,850

Total	$2,892,271	$4,276,628

In addition to the aging of accounts receivable shown above, management relies on other factors to determine the collectability of accounts including the status of claims submitted to third party payors, reason codes for declined claims and an assessment of the Company’s ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan.

Included in accounts receivable are earned but unbilled receivables of approximately $129,000 and $797,000 as of December 31, 2010 and 2009, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

Approximately 19% of the Company’s accounts receivable are from Medicare and Medicaid programs and another 56% are due from major insurance companies. The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.

Restricted cash — As of December 31, 2010 and 2009, the Company had long-term restricted cash of $236,000 included in other assets in the accompanying consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

Inventories — Inventories are stated at the lower of cost or market and include the cost of products acquired for sale. The Company accounts for inventories using the first in — first out method of accounting for substantially all of its inventories.

Property and equipment — Property and equipment is stated at cost and depreciated using the straight line method to depreciate the cost of various classes of assets over their estimated useful lives. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Fully depreciated assets are written off against accumulated depreciation. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life

Equipment	5 to 7 years
Software	3 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	25 years or remaining lease period, whichever is shorter
Vehicles	3 to 5 years

Goodwill and Intangible Assets — Goodwill and other indefinitely — lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to five years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Deferred Offering Costs — The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Equity Investment in Non-Controlled Entity — The Company accounts for its investments in a non-controlled entity using the cost method which requires the investment to be recorded at cost plus any related guaranteed debt or other contingencies. Any earnings are recorded in the period received. See Note 9 — Other Assets for additional information.

Noncontrolling Interests — Noncontrolling interests in the results of operations of consolidated subsidiaries represents the noncontrolling shareholders’ share of the income or loss of the various consolidated subsidiaries. The noncontrolling interests in the consolidated balance sheet reflect the original investment by these noncontrolling shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less distributions made to these noncontrolling interest holders.

Advertising Costs — Advertising and sales promotion costs are expensed as incurred. Advertising expense for 2010 and 2009, included in continuing operations, was $356,789 and $109,218, respectively. Advertising expense for 2010 and 2009, included in discontinued operations, was $244,052 and $255,903, respectively.

Acquisition Costs — Acquisition costs are charged directly to expense when incurred.

Legal Issues — For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The dilutive potential common shares on options and warrants are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options and warrants are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following securities were not included in the computation of diluted earnings (loss) per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2010	2009

Stock options and warrants	581,668	826,863

Concentration of credit risk — The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. There were no cash deposits in excess of FDIC limits as of December 31, 2010. The amount of cash deposits as of December 31, 2009 in excess of FDIC limits was approximately $423,000.

Stock options — The Company accounts for its stock option grants using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Issued Guidance

In July 2010, the FASB issued changes to the required disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated at the level at which an entity calculates its allowance for credit losses. This change is effective for the Company beginning June 30, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued changes as to when a company should perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this change modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this change are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This change is effective for the Company beginning January 1, 2011 and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued changes to the disclosure requirements for business combinations. The changes require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 effective for the Company beginning January 1, 2011. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial position, results of operations, cash flows and disclosures.

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

Note 4 —	Change in Accounting Method and Accounting Estimate

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

During the second quarter of 2009, the Company completed its quarterly analysis of the allowance for doubtful accounts based on historical collection trends for the Company’s sleep management business using newly available information related to the correlation of the ultimate collectability of an account and the aging of that account. The effect of this change in estimate for doubtful accounts was to increase the allowance for doubtful accounts that is netted against accounts receivable and increase bad debt expense by $2,648,207. This change in accounting estimate also increased net loss per basic and diluted share by $0.09 for the year ended December 31, 2009.

Note 5 —	Acquisitions

On August 24, 2009, the Company acquired somniTech, Inc. and somniCare, Inc. (“Somni”) for a purchase price of $5.9 million. On September 14, 2009, the Company acquired Avastra Eastern Sleep Centers, Inc. (“Eastern”) for a purchase price of $4.7 million.

The acquisition of Somni and Eastern was based on management’s belief that the acquisitions solidified the Company as a national leader in the diagnosis and management of sleep disorders. The acquisition decision was also based on expected operational benefits resulting from economies of scale and reduced overall overhead expenses.

The Somni and Eastern acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is tax deductible. As of December 31, 2009, management had completed a preliminary valuation of the fair values of the assets acquired and liabilities assumed in the Somni and Eastern acquisitions. In March 2010, management completed the fair value analysis and no adjustments were made to the amounts recorded at December 31, 2009. The final purchase allocations for the Somni and Eastern acquisitions were as follows:

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

The amounts of Somni’s and Eastern’s revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2009, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are as follows:

	Revenues	Earnings

Actual:
Somni from 8/24/2009 to 12/31/2009	$3,328,000	$100,000

Eastern from 9/14/2009 to 12/31/2009	$690,000	$260,000

Supplemental Pro Forma:
2009	$26,009,000	$(3,896,000)

Pro forma net income (loss) per common share (basic and diluted) from net income (loss) attributable to Graymark
Healthcare, Inc.:
2009		$(0.13)

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

Note 6 —	Discontinued Operations

On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx (the “ApothecaryRx Sale”). ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx assets occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements.

Under the Agreement, the consideration for the ApothecaryRx assets being purchased and liabilities being assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory notes which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location; the independent valuator valued the Inventory Amount at approximately $3.8 million. The resulting total Purchase Price was $29.3 million. Of the Purchase Price, $2,000,000 was deposited in an escrow fund (the “Indemnity Escrow Fund”) pursuant to the terms of an indemnity escrow agreement. All proceeds from the sale of ApothecaryRx were deposited in a restricted account at Arvest Bank. Of the proceeds, $22,000,000 was used to reduce outstanding obligations under the Company’s credit facility with Arvest Bank.

Generally, in December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released in May 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases the ApothecaryRx location in Sterling, Colorado does not increase by a certain percentage of the average daily prescription sales by the ApothecaryRx Sterling, Colorado location (the “Retention Rate Earnout”).

During 2010, the Company recorded a special charge of approximately $6.5 million ($0.22 per share) related to certain estimated costs resulting from the ApothecaryRx Sale. The components of the special charge are as follows:

Loss on liquidation of inventory	$2,041,051
Bad debt expense on remaining accounts receivable	3,003,190
Lease termination costs	859,580
Severance and payroll costs	493,303
Equipment removal and lease termination costs	119,489

Total charge	$6,516,613

The charges noted above were incurred as a result of the following:

•	The Company did not sell certain of the front-end merchandise and private-label and other over the counter drugs as part of the ApothecaryRx Sale. The loss on liquidation of inventory represents the loss on items that have been liquidated and the write-down of remaining inventory to expected liquidated values.

•	The Company has recorded a reserve for substantially all outstanding accounts receivable that have not been collected as of January 31, 2011. Historically, the Company has collected accounts receivable within 30 days. After the ApothecaryRx sale, the Company has seen a significant delay from third-party payers. For example, as of March 15, 2011, the State of Illinois owes the Company approximately $0.7 million. The payment on this receivable has been delayed due to underfunding of the State’s Medicaid program. The Company will continue collection efforts on the balances owed and any future receipts will be recorded as a bad debt recovery in the period collected.

•	The Company incurred certain severance and payroll costs, lease termination costs and equipment removal costs related to the pharmacy locations which were not assumed by the buyer.

Additional charges may be recorded in future periods dependent upon the final resolution of the items listed above.

The operating results of ApothecaryRx and the Company’s other discontinued operations are summarized below:

	2010	2009

Revenues	$79,038,856	$89,669,301

Income (loss) before taxes — ApothecaryRx	$(324,092)	$1,992,005
Income (loss) before taxes — other	(220,258)	6,896
Income tax (provision)	—	—

Income (loss) from operations of discontinued operations, net of tax	(544,350)	1,998,901
Special (charges) incurred on sale	(6,516,613)	—
Gain recorded on sale	5,644,880	—

Income (loss) from discontinued operations	$(1,416,083)	$1,998,901

As noted above, the Company’s other discontinued operations generated net income (loss) of ($220,258) and $6,896 during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, other discontinued operations included a loss from the Company’s discontinued internet sales channel of ($225,948) which was offset by income from the Company’s discontinued film operations of $5,690. During the year ended December 31, 2009, the Company’s discontinued film operations generated income of $6,896.

The balance sheet items for ApothecaryRx and the Company’s other discontinued operations as of December 31, 2010 and 2009 are summarized below:

	2010	2009

Cash and cash equivalents	$692,261	$796,961
Accounts receivable, net of allowances	675,501	7,421,407
Inventories	68,267	7,882,717
Indemnity Escrow Fund	1,000,000	—
Other current assets	349,803	210,943

Total current assets	2,785,832	16,312,028

Fixed assets, net	101,013	992,481
Indemnity Escrow Fund	1,000,000	—
Intangible assets, net	—	7,005,704
Goodwill	—	13,089,138

Total noncurrent assets	1,101,013	21,087,323

Total assets	$3,886,845	$37,399,351

Payables and accrued liabilities	$2,015,277	$6,107,109
Current portion of long-term debt	—	1,783,298

Total current liabilities	2,015,277	7,890,407

Long-term debt	—	23,694,319

Total liabilities	$2,015,277	$31,584,726

As of December 31, 2010, the balance sheet items from discontinued operations noted above include inventory, other current assets, and accounts payable of $68,267, $2,348 and $13,992, respectively, attributable to the Company’s discontinued internet sales channel. There were no balance sheet items attributable to the Company’s other discontinued operations as of December 31, 2009.

Note 7 —	Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2010 and 2009:

	2010	2009

Equipment	$3,283,694	$4,849,083
Furniture and fixtures	610,929	1,066,362
Software	577,138	530,433
Vehicles	144,410	288,646
Leasehold improvements	1,498,701	1,701,927

	6,114,872	8,436,451

Accumulated depreciation	(2,143,345)	(2,125,290)
Less: Discontinued operations	101,013	992,481

	$3,870,514	$5,318,680

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,110,224 and $952,432, respectively. Depreciation expense for the years ended December 31, 2010 and 2009, included in discontinued operations, was $237,216 and $271,093, respectively.

During 2010, the Company identified impairment indicators relating to property and equipment at certain sleep diagnostic facilities and certain administrative facilities. The impairment indicators related primarily to sleep diagnostic systems that were no longer compatible with current systems and assets associated with sleep diagnostic and office facilities that were closed or consolidated into other locations. Accordingly, the Company performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 for the year ended December 31, 2010 was recorded as a component of operating expenses in the accompanying consolidated financial statements. There was no impairment charge recorded in 2009.

Note 8 —	Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 were as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Losses	Value

January 1, 2009	$16,605,785	$—	$16,605,785
Business acquisitions	3,911,109	—	3,911,109

December 31, 2009	20,516,894	—	20,516,894
Impairment charge	—	(7,508,941)	(7,508,941)

December 31, 2010	$20,516,894	$(7,508,941)	$13,007,953

As of December 31, 2010, the Company had approximately $13.0 million of goodwill resulting from business acquisitions. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss on goodwill and all related intangible assets. The second step of the impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Based on the Company’s (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s business units, the Company determined that the carrying value of goodwill related to the Company’s sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, the Company determined the carrying value of the Company’s intangible assets associated with Eastern and certain other intangibles exceeded their fair value. Accordingly, the Company recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets. The Company’s evaluation of goodwill and indefinite lived intangible assets completed during 2009 resulted in no impairment losses.

Changes in the carrying amount of intangible assets during the years ended December 31, 2010 and 2009 were as follows:

		Accumulated
	Gross	Impairment	Amortization
	Amount	Losses	Accumulated	Net

January 1, 2009	$630,000	$—	$(82,722)	$547,278
Business acquisitions	5,446,000	—	—	5,446,000
Amortization	—	—	(121,700)	(121,700)

December 31, 2009	6,076,000	—	(204,422)	5,871,578
Amortization	—	—	(227,766)	(227,766)
Impairment charge	—	(3,243,056)	—	(3,243,056)

December 31, 2010	$6,076,000	$(3,243,056)	$(432,188)	$2,400,756

Intangible assets as of December 31, 2010 and 2009 include the following:

	Useful	2010			2009
	Life	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Value(1)	Amortization	Net	Value(1)	Amortization	Net

Customer relationships	Indefinite	$1,046,000	$—	$1,046,000	$3,870,000	$—	$3,870,000
Customer relationships	5 - 15	1,139,333	(231,333)	908,000	1,450,000	(111,031)	1,338,969
Covenants not to compete	3 - 15	228,000	(145,889)	82,111	295,000	(76,525)	218,475
Trademark	10	229,611	(38,078)	191,533	271,000	(12,644)	258,356
Payor contracts	15	190,000	(16,888)	173,112	190,000	(4,222)	185,778

Total		$2,832,944	$(432,188)	$2,400,756	$6,076,000	$(204,422)	$5,871,578

(1)	The carrying value is net of accumulated impairment charges.

As part of the acquisition of Eastern, the Company acquired a management services agreement (“MSA”) under which the Company provides certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services. IMA’s responsibilities include conducting and overseeing the sleep studies, oversight and management of the sleep center clinical staff and facility lease costs through a sub-lease of the facilities from the Company. The MSA has a 10 year initial term with automatic renewal at the end of that and each subsequent term. The fee payable under the MSA is renegotiated at the end of each annual term. For the years ended December 31, 2010 and 2009, the management fees collected under the MSA were $2,242,718 and $689,717, respectively, and are included in services revenue. The MSA is essentially a contract from which the Company expects to earn cash flow for the foreseeable future. As a result, the Company considers the MSA to have an indefinite life. Effective with the annual rate renegotiation in October 2010, IMA renegotiated the monthly fee it pays under the MSA from $195,203 to $161,964. As a result, the Company determined that the carrying value of the MSA was impaired and accordingly an impairment charge of $2,824,000 was recorded. As of December 31, 2010 and 2009, the MSA had a recorded value of $1,046,000 and $3,870,000, respectively.

The MSA was valued (initially and during the 2010 impairment review) using the multi-period excess earnings method which utilized expected future cash flows over 10 years plus a terminal value for years beyond that date, adjusted for a contributory asset charge, interest, depreciation and amortization for each year and at the terminal value. These amounts were then discounted using a cost of capital rate to determine the net present value of the projected future earnings.

Amortization expense for the years ended December 31, 2010 and 2009 was $227,766 and $121,700, respectively. Amortization expense for the years ended December 31, 2010 and 2009, included in discontinued operations, was $710,857 and $842,985, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2011	$156,519
2012	148,297
2013	131,853
2014	131,853
2015	128,923

Note 9 —	Other Assets:

Deferred Offering Costs

As of December 31, 2010 and 2009, the Company has deferred offering costs of approximately $435,000 and $176,000, respectively. The costs have been incurred in conjunction with a public stock offering that the Company expects to complete in 2011. To the extent that the Company is unsuccessful in executing the stock offering, the deferred offering costs will be charged to operations.

Equity Investment in Non-Controlled Entity

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

The Company has provided with documentation from the Fund referencing tax credits which are available to the Company in the amount of approximately $400,000. The tax credits expire in 2011. Given the Company’s recent operating losses, it is highly unlikely that the Company will utilize the tax credits. As a result, management determined in the 4th quarter of 2010 that realization of the Company’s $200,000 investment from proceeds other than utilization of the tax credit was remote and as a result an impairment charge of $200,000 was recorded.

Note 10 —	Borrowings

The Company’s borrowings as of December 31, 2010 and 2009 are as follows:

		Maturity
	Rate(1)	Date	2010	2009

Senior bank debt	6%	May 2014	$8,000,000	$12,596,375
Bank line of credit	6%	June 2014 -	14,396,935	9,002,341
		Aug. 2015
Sleep center working capital notes payable	3.25 - 6%	Jul. 2011 -	225,124	467,835
		Jan. 2015
Notes payable on equipment	6 - 14%	Apr. 2012 -	417,249	570,947
		Dec. 2013
Seller financing	7.6%	Sep. 2012	90,662	—
Notes payable on vehicles	2.9 -	Nov. 2012 -	63,586	104,764
	3.9%	Dec. 2013
Insurance premium financing	2.97	Nov. 2011	12,075	68,316

Capital leases, matured			—	81,314

Total borrowings			23,205,631	22,891,892
Less:
Short-term debt			—	(195,816)
Current portion of long-term debt			(22,768,781)	(480,201)

Long-term debt			$436,850	$22,215,875

(1)	Effective rate as of December 31, 2010

In May 2008 and as amended in May 2009 and July 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. Prior to June 30, 2010, the floor rate was 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1 and Minimum Net Worth, as defined.

As of December 31, 2010, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 and the Company does not meet the Minimum Net Worth requirement. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements through June 30, 2011 assuming the Company makes a $3 million principal payment by June 30, 2011. The Company expects to raise the funds necessary to make the principal payment through additional equity or debt financing (see Note 2 — Basis of Presentation). There is no assurance that Arvest Bank will waive Debt Service Coverage Ratio and Minimum Net Worth requirements beyond June 30, 2011. Due to the non-compliance of these waivers and the associated contingent nature of achieving compliance before June 30, 2011, the associated debt has been classified as current on the accompanying consolidated balance sheets.

The Company has entered into various notes payable to banks to supplement the working capital needs of its individual sleep centers. The amount owed under these notes at December 31, 2010 of $225,124 bear interest at variable rates ranging from 0.0% to 1.5% above the prime rate as published in the Wall Street Journal except for one note which bears interest at a fixed rate of 6.0%. The Company is required to make monthly payments of principal and interest totaling $29,828. The notes mature on varying dates from July 2011 to January 2015.

The Company has entered into various notes payable for the purchase of sleep diagnostic equipment. The balance owed at December 31, 2010 of $417,249 is comprised of three notes with that bear interest at fixed rates ranging from 6% to 14%. The Company is required to make monthly payments of principal and interest totaling $14,135. The notes mature on varying dates from April 2012 to December 2013.

As part of the sale of ApothecaryRx assets, the Company retained one seller financing note payable. The note bears interest at a fixed rate of 7.6% and matures in September 2012. The Company is required to make monthly payments of principal and interest of $4,627. The balance of the note as of December 31, 2009 was $137,325 and is included in liabilities from discontinued operations.

The Company has entered various notes payable for the purchase of vehicles. Under the terms of the notes, the Company is required to make monthly principal and interest payments totaling $2,732. The notes mature on various dates from November 17, 2012 to December 22, 2013.

The Company has entered into a short-term premium financing arrangement for certain insurance coverage. The financing arrangement bears interest at 2.97% and matures in November 2011.

At December 31, 2010, future maturities of long-term debt were as follows:

2011	$22,768,781
2012	244,137
2013	169,871
2014	22,842
2015	—
Thereafter	—

Note 11 —	Commitments and Contingencies

Legal Issues

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the years ended December 31, 2010 and 2009, the Company did not incur any costs in settlement expenses related to its ongoing asserted and unasserted legal claims.

Operating Leases

The Company leases all of the real property used in its business for office space, retail pharmacy locations and sleep testing facilities under operating lease agreements. Rent is expensed consistent with the terms of each lease agreement over the term of each lease. In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s rental expense for operating leases in 2010 and 2009 was $1,908,322 and $1,558,478, respectively. The Company’s rental expense for operating leases in 2010 and 2009, included in discontinued operations, was $1,024,897 and $1,232,613, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2010:

2011	$1,866,865
2012	1,519,991
2013	1,292,746
2014	830,094
2015	519,365
Thereafter	2,489,158

Total	$8,518,219

Significant Supplier

The Company is dependent on merchandise vendors to provide sleep disorder related products for resale. The Company’s largest sleep product supplier is Fisher and Paykel Healthcare, which supplied approximately 39% of the Company’s sleep supplies in the year ended December 31, 2010. In the fiscal year ended December 31, 2009, the Company’s largest sleep product supplier was Resmed, which supplied approximately 37% of the Company’s sleep supplies. In management’s opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of the Company’s needs, the Company would be able to find a suitable alternative supplier, but possibly not without significant disruption to the Company’s business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

Note 12 —	Income Taxes

The income tax provision for the years ended December 31, 2010 and 2009 consists of:

	2010	2009

Current provision	$166,795	$—
Deferred provision (benefit)	998,000	(2,273,000)
Change in beginning of year valuation allowance	(998,000)	2,273,000

Total	$166,795	$—

Current provision, discontinued operations	$—	$—

The Company expensed $110,000 during the year ended December 31, 2010 for estimated penalties incurred for filing certain Federal tax returns late. The amount expensed is included in the income tax provision. There were no estimated penalties expensed during the year ended December 31, 2009.

Deferred income tax assets and liabilities as of December 31, 2010 and 2009 are comprised of:

	2010	2009

Deferred income tax assets:
Current:
Accounts receivable	$1,664,000	$289,000
Accrued liabilities	106,000	51,000

	1,770,000	340,000
Valuation allowance	(1,770,000)	(57,000)

Total current deferred tax assets	—	283,000

Long-term:
Goodwill	4,839,000	9,025,000
Net operating loss carryforwards	4,725,000	3,231,000
State tax credit carryforwards	400,000	400,000
Intangible assets	154,000	278,000
Acquisition costs	38,000	104,000
Stock awards	69,000	79,000

	10,225,000	13,117,000
Valuation allowance	(9,849,000)	(12,560,000)

Total long-term deferred tax assets	376,000	557,000
Deferred income tax liabilities:
Current:
Tax accounting changes	—	283,000

Long-term:
Fixed assets, net	376,000	557,000

Deferred tax asset, net	$—	$—

The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2010 and 2009 follows:

	2010	2009

Beginning valuation allowance	$12,617,000	$10,344,000
Change in valuation allowance	(998,000)	2,273,000

Ending valuation allowance	$11,619,000	$12,617,000

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2010	2009

Federal statutory rate	35.0%	35.0%
Change in valuation allowance	5.2	(43.8)
Nondeductible impairment charges	(29.6)	—
Other	(9.7)	8.8

Effective income tax rate	0.9%	—%

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $13,499,000, expiring at various dates through 2025. Approximately $3,012,000 of the Company’s net operating loss carryforwards are subject to an annual limitation of approximately $218,000.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2003 and later tax returns are still subject to examination.

Note 13 —	Capital Structure

During the year ended December 31, 2009, the holders of certain placement agent warrants exercised their warrants. These warrants were exercisable for the purchase of 66,242 shares of common stock and were issued in connection with our 2008 private placement and convertible note conversion. The warrant holders elected to use the “cashless exercise” provisions and, accordingly, were not required to pay the exercise price ranging from $1.10 to $5.50 per share. The Company issued 35,104 shares of common stock pursuant to these warrant exercises. In connection with this the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.

On September 14, 2009, the Company completed the Eastern acquisition. In connection with this acquisition, the Company issued 752,795 shares of common stock shares for $1,544,000 (or $2.05 per share) as a portion of the purchase price consideration. In connection with the issuance of these common stock shares, no underwriting discounts or commissions were paid or will be paid.

Note 14 —	Stock Options, Grants and Warrants

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

The assumptions used to value the option and warrant grants are as follows:

	2010	2009

Expected life (in years)	2.5	1.0 - 3.5
Volatility	81%	55%
Risk free interest rate	0.4%	0.4 - 2.0%
Dividend yield	—%	—%

Information with respect to stock options and warrants outstanding follows:

		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2009	590,603	$3.04
Granted — warrants	100,000	2.05
Granted — options	232,860	3.14
Exercised — warrants	(66,242)	1.65
Forfeited — options	(30,358)	5.24

Outstanding at December 31, 2009	826,863	2.98
Granted — options	125,000	1.18
Forfeited — warrants	(200,000)	2.50
Forfeited — options	(170,195)	4.06

Outstanding at December 31, 2010	581,668	$2.44

				Options and Warrants
	Options and Warrants Outstanding			Exercisable
	Shares	Average	Average	Shares	Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
	at 12/31/10	Life (Years)	Price	at 12/31/10	Price

$1.01 to $3.00	428,130	3.4	$1.96	344,797	$2.04
$3.01 to $5.00	152,000	2.1	3.75	152,000	3.75
$5.01 to $7.00	1,538	2.6	6.50	1,538	6.50

Total	581,668			498,335

The fair value of the 125,000 and 232,860 options issued in 2010 and 2009 was estimated to be approximately $71,000 and $103,000, respectively. The value of the options is recorded as compensation expense or, in the case of non-employee third parties, as professional services expense over the requisite service period which equals the vesting period of the options. Compensation expense related to stock options was $84,000 and $39,000 during 2010 and 2009, respectively. During 2009, the Company recorded $14,581 in professional services fees for options issued to an investor relations firm.

During 2009, the Company issued 100,000 warrants to Viewtrade for the performance of financial services. The fair value of the warrants was estimated to be approximately $87,000 and was recorded as professional services expense over the vesting period in 2009.

The options and warrants outstanding and options and warrants exercisable as of December 31, 2010 and 2009 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

		Weighted
		Average
		Grant Date
Unvested Restricted Stock Awards	Shares	Fair Value

Unvested at December 31, 2008	130,000	$1.60
Granted	702,669	1.94
Vested	(287,669)	1.96
Forfeited	(120,000)	1.68

Unvested at December 31, 2009	425,000	1.90
Granted	210,000	1.14
Vested	(337,500)	1.45
Forfeited	(207,500)	1.72

Unvested at December 31, 2010	90,000	$2.44

During 2010 and 2009, the Company issued 210,000 and 702,669, respectively, restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $239,000 and $1,365,704, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award. During 2010 and 2009, the Company recorded compensation expense related to stock grant awards of approximately $390,000 and $682,000, respectively. As of December 31, 2010 and 2009, the Company has unrecognized compensation expense associated with the stock grants, options and warrants of approximately $464,000 and $754,000, respectively.

Note 15 —	Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

•	Level 1 — Fair value based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•	Level 3 — Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

The fair value measurement level for an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

Recurring Fair Value Measurements:  The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. The fair value of the Company’s long-term debt, including the current portion approximated its carrying value. Fair value for long-term debt was estimated based on quoted market prices of the identical debt instruments or values of comparable borrowings.

Nonrecurring Fair Value Measurements:  Goodwill and indefinite-lived intangible assets are tested for possible impairment as of the beginning of the fourth quarter of each year. During 2010, management concluded that the carrying values of goodwill and certain intangible assets at its sleep centers located in Nevada, Oklahoma and Texas exceeded their respective fair values. In addition, the carrying value of the Company’s indefinite lived intangible asset and certain other intangible assets associated with the MSA at Eastern exceeded their fair value. As a result, the Company recorded impairment charges totaling $10.8 million to write down the goodwill and intangible assets to their respective implied fair values. Also during 2010, the Company identified impairment indicators relating to property and equipment at certain sleep diagnostic facilities and certain administrative facilities and determined that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded during 2010 to write down the property and equipment to its implied fair value. These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). The primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. Assumptions used by management were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.

The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2010 follows:

		Quoted
		Prices in
		Active		Significant
	Year	Markets for	Significant Other	Unobservable
	Ended	Identical	Observable Inputs	Inputs	Total Gains
Assets	12/31/2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,007,953	$—	$—	$13,007,953	$(7,508,941)
Intangible assets	2,400,756	—	—	2,400,756	(3,243,056)

					$(10,751,997)

Note 16 —	Related Party Transactions

On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. The proceeds from the note will be drawn through a series of advances and will be used for working capital. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank.

As of December 31, 2010 and 2009, the Company had approximately $0.6 million and $0.7 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $110,000 and $193,000 at December 31, 2010 and 2009, respectively. The interest rates on the notes are fixed at 6%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., one of the Company’s directors. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. From April 2010 through November 2010, the Company paid a reduced monthly rental payment of $4,200 per month and prior to April 2010, the monthly rental payments were $10,300. Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, controls

Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the years ended December 31, 2010 and 2009, the Company incurred approximately $75,000 and $132,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

During 2009, the Company paid Specialty Construction Services, LLC approximately $255,000, primarily for construction of leasehold improvements at our Norman, Oklahoma facility. Non-controlling interests in Specialty Construction Services, LLC are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our Chief Executive Officer.

During the year ended December 31, 2009, the Company paid approximately $24,000 to R.T. Oliver Investments, Inc. for air travel expenses. Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, controls R.T. Oliver Investments, Inc. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in R.T. Oliver Investments, Inc.

Note 17 —	Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. The proceeds from the note will be drawn through a series of advances and will be used for working capital. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank.

On January 26, 2011, the Company’s Board of Directors approved a reverse stock split in one of five ratios, namely 1 for 2, 3, 4, 5 or 6. On February 1, 2011, the Company received the consent of a majority of its stockholders for this reverse stock split. The Company’s Board of Directors has the authority to determine the exact ratio of the reverse stock split. The Company intends to effect the reverse stock split in connection with the consummation of a planned public stock offering.

Note 18 —	Supplemental Cash Flow Information

Cash payments for interest and income taxes and certain noncash investing and financing activities for the years ended December 31, 2010 and 2009 follows:

	2010	2009

Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$1,230,000	$989,000
Interest expense, discontinued operations	1,345,000	1,453,000
Income taxes	20,000	39,000
Noncash Investing and Financing Activities:
Common stock and stock options issued in business acquisitions	$—	$1,544,000

Exhibit Index

Exhibit No.	Description

3.1
Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.1 of Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.2
Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1
Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2
Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3
Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.1
Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2
Graymark Productions, Inc. 2003 Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.3
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.3.1
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.3.2
Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

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

Exhibit No.	Description

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

10.17
Employment Agreement between ApothecaryRx, LLC and Edward Cox, dated June 3, 2008, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form8-K filed with the U.S. Securities and Exchange Commission on June 6, 2008.

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

Exhibit No.	Description

10.22.2
Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.22.3
Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

10.22.4
Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.23
Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.23.1
First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.23.2
Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.24
Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.25
Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

10.26
Employment Agreement between Registrant and Grant A. Christianson, dated October 13, 2009, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

Exhibit No.	Description

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

10.30
Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.31
Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.32
Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.33
Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.33.1
First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.34
Employment Agreement between Registrant and Rick D. Simpson, dated December 5, 2008, is incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.35
Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.36.1
Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.36.2
Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

Exhibit No.	Description

10.36.3
Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

21+	Subsidiaries of Registrant.

23.1+	Consent of Eide Bailly, LLP

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

+	Filed herewith.