Form 10-Q
period 2011-03-31
Graymark Healthcare, Inc.
filed 2011-05-16
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 16, 2011, 34,126,022 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011
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
The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010, the Consolidated Condensed Statements of Operations for the three month periods ended March 31, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
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

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$574,054	$878,796
Cash and cash equivalents from discontinued operations	17,898	692,261
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $2,433,914 and $2,791,906, respectively	2,942,103	2,892,271
Inventories	584,700	553,342
Current assets from discontinued operations	1,313,574	2,093,571
Other current assets	415,167	468,486

Total current assets	5,847,496	7,578,727

Property and equipment, net	3,662,648	3,870,514
Intangible assets, net	2,362,508	2,400,756
Goodwill	13,007,953	13,007,953
Other assets from discontinued operations	1,087,614	1,101,013
Other assets	834,546	733,589

Total assets	$26,802,765	$28,692,552

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,223,139	$942,020
Accrued liabilities	1,726,148	2,357,195
Short-term debt	734,683	12,075
Current portion of long-term debt	22,732,720	22,756,706
Current liabilities from discontinued operations	1,750,092	2,015,277

Total current liabilities	28,166,782	28,083,273

Long-term debt, net of current portion	360,808	436,850

Total liabilities	28,527,590	28,520,123

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 28,953,611 issued and outstanding	2,895	2,895
Paid-in capital	29,543,103	29,519,387
Accumulated deficit	(31,055,243)	(29,218,977)

Total Graymark Healthcare shareholders’ equity (deficit)	(1,509,245)	303,305

Noncontrolling interest	(215,580)	(130,876)

Total equity (deficit)	(1,724,825)	172,429

Total liabilities and shareholders’ equity	$26,802,765	$28,692,552

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net Revenues:
Services	$3,443,496	$4,672,985
Product sales	1,246,377	1,239,050

	4,689,873	5,912,035

Cost of Services and Sales:
Cost of services	1,222,944	1,452,600
Cost of sales	408,696	400,335

	1,631,640	1,852,935

Gross Margin	3,058,233	4,059,100

Operating Expenses:
Selling, general and administrative	3,992,736	4,892,600
Bad debt expense	117,847	238,899
Depreciation and amortization	294,628	344,399

	4,405,211	5,475,898

Other (Expense):
Interest expense, net	(347,482)	(284,231)
Other expense	(2,229)	—

Net other (expense)	(349,711)	(284,231)

Income (loss) from continuing operations, before taxes	(1,696,689)	(1,701,029)
Provision for income taxes	(9,603)	(47,986)

Income (loss) from continuing operations, net of taxes	(1,706,292)	(1,749,015)
Income (loss) from discontinued operations, net of taxes	(214,678)	283,267

Net income (loss)	(1,920,970)	(1,465,748)
Less: Net income (loss) attributable to noncontrolling interests	(84,704)	(40,799)

Net income (loss) attributable to Graymark Healthcare	$(1,836,266)	$(1,424,949)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.06)	$(0.06)
Income from discontinued operations	(0.01)	0.01

Net income (loss) per share	$(0.07)	$(0.05)

Weighted average number of common shares outstanding	28,953,611	29,011,675

Weighted average number of diluted shares outstanding	28,953,611	29,011,675

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net income (loss)	$(1,836,266)	$(1,424,949)
Less: Net income (loss) from discontinued operations	(214,678)	283,267

Net income(loss) from continuing operations	(1,621,588)	(1,708,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	294,628	344,399
Noncontrolling interests	(84,704)	(40,799)
Stock-based compensation, net of cashless vesting	23,716	307,044
Bad debt expense	117,847	238,899
Changes in assets and liabilities —
Accounts receivable	(167,679)	(60,423)
Inventories	(31,358)	(42,558)
Other assets	(47,638)	(132,095)
Accounts payable	281,119	486,175
Accrued liabilities	(631,047)	(140,227)

Net cash (used in) operating activities from continuing operations	(1,866,704)	(747,801)
Net cash provided by operating activities from discontinued operations	313,533	1,220,356

Net cash provided by (used in) operating activities	(1,553,171)	472,556

Investing activities:
Purchase of property and equipment	(51,943)	(67,124)
Disposal of property and equipment	3,429	8,910

Net cash (used in) investing activities from continuing operations	(48,514)	(58,214)
Net cash (used in) investing activities from discontinued operations	—	(29,164)

Net cash (used in) investing activities	(48,514)	(87,378)

Financing activities:
Debt proceeds	725,000	12,614
Debt payments	(102,420)	(179,537)
Net cash provided by (used in) financing activities from continuing operations	622,580	(166,923)
Net cash (used in) financing activities from discontinued operations	—	(758,639)

Net cash provided by (used in) financing activities	622,580	(925,562)

Net change in cash and cash equivalents	(979,105)	(540,385)
Cash and cash equivalents at beginning of period	1,571,057	1,890,606

Cash and cash equivalents at end of period	591,952	1,350,221
Cash and cash equivalents of discontinued operations at end of period	17,898	789,475

Cash and cash equivalents of continuing operations at end of period	$574,054	$560,746

Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$355,000	$290,000

Interest expense, discontinued operations	$1,000	$346,000

Income taxes	$9,000	$38,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended March 31, 2011 and 2010
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
On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, providing for the sale of substantially all of the assets of the Company’s subsidiary, ApothecaryRx, LLC (“ApothecaryRx”). ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx assets occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated condensed financial statements.
Note 2 — Basis of Presentation
As of March 31, 2011, the Company had an accumulated deficit of approximately $31.1 million and reported a net loss of approximately $1.8 for the three months then ending. The Company used approximately $1.9 million in cash from operating activities of continuing operations during the three months ending March 31, 2011. Furthermore, the Company has a working capital deficit of approximately $22.3 million as of March 31, 2011. As noted in Note 6 — Borrowings, the Company is required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and is not in compliance with certain covenants required by its lending agreement with Arvest Bank. The Company made the $3 million principal payment to Arvest Bank on May 12, 2011 from the cash proceeds of the private placement offering and the sale of Nocturna East, Inc. which totaled approximately $4.5 million (see Note 10 — Subsequent Events).
In addition, management expects to raise approximately $13.3 million in a public stock offering during 2011. From the proceeds of the offering, the Company will be required to pay Arvest Bank one-third of the proceeds of the equity offering less $3 million. In the event that the Company is unable to obtain debt or equity financing or the Company is unable to obtain such financing on terms and conditions acceptable to it, the Company may have to cease or severely curtail its operations. This uncertainty raises substantial doubt regarding the Company’s ability to continue as a going concern. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 — Summary of Significant Accounting Policies
For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.
Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The December 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.
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
Revenue recognition — Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) business since the date of the acquisition in 2009 and for the Company’s remaining sleep diagnostic business since the fourth quarter of 2010. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. During the fourth quarter of 2010, the Company migrated much of its historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from the Company’s historic sleep diagnostic business was determined using the process utilized in the Somni business. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business by the end of 2011. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.
For certain sleep therapy and other equipment sales, reimbursement from third-party payers occur over a period of time, typically 10 to 13 months. The Company recognizes revenue on these sales as payments are earned over the payment period stipulated by the third-party payor.

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
Restricted cash — As of March 31, 2011 and December 31, 2010, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.
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
For the three months ended March 31, 2011 and 2010, the amounts the Company collected in excess of recorded contractual allowances were $45,351 and $111,528, respectively.
Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	March 31,	December 31,
	2011	2010
Allowance for contractual adjustments	$1,419,291	$1,676,618
Allowance for doubtful accounts	1,014,623	1,115,288

Total	$2,433,914	$2,791,906

The activity in the allowances for contractual adjustments and doubtful accounts for the three months ending March 31, 2011 follows:

	Contractual	Doubtful
	Adjustments	Accounts	Total
Balance at December 31, 2010	$1,676,618	$1,115,288	$2,791,906
Provisions	1,050,222	117,847	1,168,069
Write-offs, net of recoveries	(1,307,549)	(218,512)	(1,526,061)

Balance at March 31, 2011	$1,419,291	$1,014,623	$2,433,914

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
1 to 60 days	$1,942,865	$1,890,902
61 to 90 days	271,056	282,807
91 to 120 days	190,514	170,435
121 to 180 days	187,027	67,394
181 to 360 days	160,597	186,310
Greater than 360 days	190,044	294,423

Total	$2,942,103	$2,892,271

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
Included in accounts receivable are earned but unbilled receivables of approximately $74,000 and $129,000 as of March 31, 2011 and December 31, 2010, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
Goodwill and Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews during the fourth quarter, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
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
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Company’s consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of these changes had no impact on the Company’s consolidated financial statements.
On January 1, 2011, the Company adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of the Company’s goodwill (2010 fourth quarter), the adoption of these changes had no impact on the Company’s consolidated financial statements.
On January 1, 2011, the Company adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Company’s consolidated financial statements.
Note 4 — Discontinued Operations
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

The operating results of ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the three months ended March 31, 2011 and 2010 are summarized below:

	2011	2010
Revenues	$—	$21,693,439

Income (loss) before taxes — ApothecaryRx	$(206,966)	$285,157
Income (loss) before taxes — other	(7,712)	(1,890)
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(214,678)	$283,267

The balance sheet items for ApothecaryRx and the Company’s other discontinued operations as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$17,898	$692,261
Accounts receivable, net of allowances	34,247	675,501
Inventories	68,438	68,267
Indemnity Escrow Fund	1,000,000	1,000,000
Other current assets	210,889	349,803

Total current assets	1,331,472	2,785,832

Fixed assets, net	87,614	101,013
Indemnity Escrow Fund	1,000,000	1,000,000

Total noncurrent assets	1,087,614	1,101,013

Total assets	$2,419,086	$3,886,845

Payables and accrued liabilities	$1,750,092	$2,015,277

Note 5 — Goodwill and Other Intangibles
The carrying amount of goodwill as of March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
Gross amount	$20,516,894	$20,516,894
Accumulated impairment losses	(7,508,941)	(7,508,941)

Carrying value	$13,007,953	$13,007,953

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

The carrying amount of intangible assets as of March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
Gross amount	$6,076,000	$6,076,000
Accumulated impairment losses	(3,243,056)	(3,243,056)

Carrying value	$2,832,944	$2,832,944

Intangible assets as of March 31, 2011 and December 31, 2010 include the following:

	Useful	March 31, 2011			December 31,
	Life	Carrying	Accumulated		2010
	(Years)	Value	Amortization	Net	Net
Customer relationships	Indefinite	$1,046,000	$—	$1,046,000	$1,046,000
Customer relationships	8 – 15	1,139,333	(253,408)	885,925	908,000
Trademark	10 – 15	229,611	(43,602)	186,009	191,533
Covenants not to compete	3 – 15	228,000	(153,371)	74,629	82,111
Payor contracts	15	190,000	(20,055)	169,945	173,112

Total		$2,832,944	$(470,436)	$2,362,508	$2,400,756

Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $38,000 and $251,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended March 31,
2012	$157,000
2013	142,000
2014	132,000
2015	132,000
2016	125,000
Note 6 — Borrowings
The Company’s long-term debt as of March 31, 2011 and December 31, 2010 are as follows:

		Maturity	March 31,	December 31,
	Rate (1)	Date	2011	2010
Senior bank debt	6%	May 2014	$8,000,000	$8,000,000
Bank line of credit	6%	Aug. 2015	14,396,935	14,396,935
Notes payable on equipment	6 – 14%	April 2012 – Dec. 2013	381,412	417,249
Sleep center notes payable	3.75 – 8.75%	July 2011 – Jan. 2015	179,319	225,124
Seller financing	7.65%	Sept. 2012	78,414	90,662
Notes payable on vehicles	7.5%	Nov. 2012 – Dec. 2013	57,447	63,586

Total borrowings			23,093,528	23,193,556
Less: Current portion of long-term debt			(22,732,720)	(22,756,706)

Long-term debt			$360,808	$436,850

(1)	Effective rate as of March 31, 2011

The Company’s short-term debt as of March 31, 2011 and December 31, 2010 are as follows:

		Maturity	March 31,	December 31,
	Rate (1)	Date	2011	2010
Note payable	6%	Aug. 2011	$725,000	$—
Insurance premium financing	2.97%	Nov. 2011	9,683	12,075

Short-term debt			$734,683	$12,075

(1)	Effective rate as of March 31, 2011
At March 31, 2011, future maturities of long-term debt were as follows:

Twelve months ended March 31,
2012	$22,733,000
2013	213,000
2014	129,000
2015	19,000
2016	—
Thereafter	—
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
As of March 31, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 and the Company does not meet the Minimum Net Worth requirement. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements through June 30, 2011 assuming the Company makes a $3 million principal payment by June 30, 2011. The Company made the $3 million principal payment to Arvest Bank on May 12, 2011 from the cash proceeds of the private placement offering and the sale of Nocturna East, Inc. which totaled approximately $4.5 million (see Note 10 — Subsequent Events). If by June 30, 2011, the Company prepays Arvest Bank approximately $1.1 million, which represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011, Arvest Bank will waive the Debt Service Coverage Ratio and Minimum Net Worth requirements through December 31, 2011. There is no assurance that Arvest Bank will waive the Debt Service Coverage Ratio and Minimum Net Worth requirements beyond June 30, 2011 or December 31, 2011. Due to the non-compliance of these waivers and the associated contingent nature of achieving compliance before June 30, 2011, the associated debt has been classified as current on the accompanying consolidated condensed balance sheets.

On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000 (the “Valiant Note”). The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. The proceeds from the note will be drawn through a series of advances and will be used for working capital. As of March 31, 2011, there is $725,000 outstanding on the note which is included in short-term debt in the accompanying condensed consolidated balance sheets. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. Subsequent to March 31, 2011, the Valiant Note was fully-funded and in May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering (see Note 10 — Subsequent Events).
On March 11, 2011, the Company received the consent of Arvest Bank to obtain the Valiant Note and requirements for payments of interest and principal on the Valiant Note and Arvest Bank will waive the debt service coverage ratio and minimum net worth covenants through December 31, 2011 on the following conditions:
•	On or before June 30, 2011, the Company will pay to Arvest Bank the greater of $3 million or one-third of the proceeds of any public equity offering (the Company made a $3 million payment to Arvest on May 12, 2011);
•	On or before June 30, 2011, the Company will pay Arvest Bank a fee equal to 0.25% of the outstanding loan balance as of June 30, 2011;
•	If the Company is not in compliance with the debt service coverage ratio and minimum net worth covenants on December 31, 2011, the Company will pay Arvest Bank a fee equal to 0.50% of the then outstanding balance of the loan (which does not cure any default in such covenants);
•	On June 30, 2011, the Company will prepay all interest and principal payments due to Arvest Bank between July 1, 2011 and December 31, 2011;
•	On June 30, 2011, if the Company has received at least $15 million in proceeds from a public equity offering then the Company will escrow with Arvest all principal and interest payments due to Arvest between January 1, 2012 and June 30, 2012;
•	The Company may not repay any amounts on the Valiant Note before August 1, 2011 except that the Company may repay such loan in full if the Company has received more than $10 million in proceeds from a public equity offering and if the Company has received less than $10 million from a public equity offering then the Company will be permitted to make interest payments only on such loan; and
•	The $1 million Valiant Note is subordinated to Arvest Bank’s credit facility in all respects.
Note 7 — Commitments and Contingencies
Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the three months ended March 31, 2011 and 2010, the Company did not incur any costs in settlement expenses related to its ongoing asserted and unasserted legal claims.
Note 8 — Fair Value Measurements
Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. The fair value of the Company’s long-term debt, including the current portion approximated its carrying value. Fair value for long-term debt was estimated based on market prices of similar debt instruments and values of comparable borrowings.

Note 9 — Related Party Transactions
On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. The proceeds from the note will be drawn through a series of advances and will be used for working capital. As of March 31, 2011, there is $725,000 outstanding on the note which is included in short-term debt in the accompanying condensed consolidated balance sheets. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. Subsequent to March 31, 2011, the Valiant Note was fully-funded and in May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering (see Note 10 — Subsequent Events).
As of March 31, 2011, the Company had approximately $354,000 on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $104,000 and $110,000 at March 31, 2011 and December 31, 2010, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the three months ended March 31, 2011 and 2010, the Company incurred approximately $30,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
Note 10 — Subsequent Events
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:
On May 4, 2011, the Company executed subscription agreements with existing accredited investors or their affiliates to sell 5,172,411 shares of the Company’s common stock in a private placement. The proceeds of the private placement were approximately $3 million ($0.58 per share). The proceeds included $2 million in cash and $1 million from the conversion of the Valiant Note. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $0.45 beginning November 4, 2011 and on or before May 4, 2014.
On May 10, 2011, the Company executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. providing for the sale of substantially all of the assets of the Company’s subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which the Company provides certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services will be terminated. The Company’s decision to sell the assets of East was primarily based on management’s determination that the operations of East no longer fit into the Company’s strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit the Company’s ability to sell CPAP devices and other supplies at the East locations. Management’s decision to sell the East assets was also influenced by the Company’s current cash needs.

The operating results of East for the three months ended March 31, 2011 and 2010 are summarized below:

	2011	2010
Revenues	$485,892	$585,609

Income (loss), before taxes	$63,706	$182,979

The balance sheet items for East as of March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$81,392	$239,141
Accounts receivable, net of allowances	527,198	294,423
Other current assets	21,159	30,171

Total current assets	629,749	563,735

Fixed assets, net	271,665	227,667
Intangible assets, net	1,085,685	1,087,000
Goodwill	163,730	163,730

Total noncurrent assets	1,521,080	1,478,397

Total assets	$2,150,829	$2,042,133

Payables and accrued liabilities	$179,305	$125,325

After the consummation of the Agreement, the historical financial information for East will be classified as discontinued operations in the Company’s consolidated financial statements.

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
As of March 31, 2011, we operated 98 sleep diagnostic and therapy centers in 11 states; 24 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
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
Private Placement Offering and Sale of Nocturna East, Inc.
On May 4, 2011, we executed subscription agreements with existing accredited investors or their affiliates to sell 5,172,411 shares of the Company’s common stock in a private placement. The proceeds of the private placement were approximately $3 million ($0.58 per share). The proceeds included $2 million in cash and $1 million from the conversion of the Valiant Note. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $0.45 beginning November 4, 2011 and on or before May 4, 2014.
On May 10, 2011, we executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. providing for the sale of substantially all of the assets of our subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which the Company provides certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services will be terminated. Our decision to sell the assets of East was primarily based on our determination that the operations of East no longer fit into our strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit our ability to sell CPAP devices and other supplies at the East locations. Our decision to sell the East assets was also influenced by our current cash needs.
Going Concern
As of March 31, 2011, we had an accumulated deficit of approximately $31.1 million and reported a net loss of approximately $1.8 for the three months then ending. We used approximately $1.9 million in cash to fund our operating activities from continuing operations during the three months ending March 31, 2011. Furthermore, we have a working capital deficit of approximately $22.3 million as of March 31, 2011. We are required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and we are currently not in compliance with certain covenants required by our lending agreement with Arvest Bank. We made the $3 million principal payment to Arvest Bank on May 12, 2011 from the cash proceeds of the private placement offering and the sale of Nocturna East, Inc. which totaled approximately $4.5 million.
In the event that we are unable to obtain additional debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This uncertainty raises substantial doubt regarding our ability to continue as a going concern. Historically, we have been able to raise the capital necessary to fund our operations and growth. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
Results of Operations
The following table sets forth selected results of our operations for the three months ended March 31, 2011 and 2010. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month Periods Ended March 31, 2011 and 2010

	For the Three Months Ended
	March 31,
	2011	2010
Net Revenues:
Services	$3,443,496	$4,672,985
Product sales	1,246,377	1,239,050

	4,689,873	5,912,035

Cost of services	1,222,944	1,452,600
Cost of sales	408,696	400,335
Selling, general and administrative	3,992,736	4,892,600
Bad debt expense	117,847	238,899
Depreciation and amortization	294,628	344,399
Net other expense	349,711	284,231

Loss from continuing operations, before taxes	(1,696,689)	(1,701,029)
Provision for income taxes	(9,603)	(47,986)

Loss from continuing operations, net of taxes	(1,706,292)	(1,749,015)
Discontinued operations, net of taxes	(214,678)	283,267

Net loss	(1,920,970)	(1,465,748)
Less: Noncontrolling interests	(84,704)	(40,799)

Net loss attributable to Graymark Healthcare	$(1,836,266)	$(1,424,949)

Discussion of Three Month Periods Ended March 31, 2011 and 2010
Services revenues decreased $1.2 million (a 26.3% decrease) during the three months ended March 31, 2011 compared with the first quarter of 2010. The decline in revenues from sleep diagnostic services at existing locations compared to the first quarter of 2010 was comprised of:
•	$0.5 million due to lower volumes;

•	$0.5 million due to lower average revenue per sleep study performed;
•	$0.1 million related to a reduction in the monthly management fee related to our Management Services Agreement (MSA); and
•	$0.1 million due to lower revenues in our clinic operations.
We typically see lower volumes early in the first quarter as insurance plans roll to a new calendar year resulting in coverage changes and the resetting of annual deductable minimums. During the first quarter of 2011, this seasonal decline was accentuated by a series of severe weather events at our locations in Kansas, Iowa, South Dakota, Oklahoma and Texas in January and February of 2011. As a result of the severe weather, several of our labs were forced to close on multiple days during those months, contributing to reduced volumes in the first quarter.
Product revenues from our sleep therapy business were flat as increased volumes were offset by lower average reimbursement for both CPAP set-ups and resupply sales.
During the first quarter of 2011 we focused on driving referral volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives. These changes and initiatives produced significantly higher sleep study volumes in March 2011 and we expect that trend to continue in the second quarter of 2011.
Cost of services decreased $0.2 million (a 15.8% decrease) during the three months ended March 31, 2011 compared with the first quarter of 2010. The decrease in cost of services was primarily due to decreased sleep study volumes and operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.
Cost of services as a percent of net revenues was 35.5% and 31.1% during the three months ended March 31, 2011 and 2010, respectively. The increase in cost of services as a percent of net revenues was primarily due to lower average reimbursement related to our sleep diagnostic services which was partially offset by operational efficiencies.
Cost of sales from our sleep therapy business was flat as increased volumes were offset by lower average reimbursement for both CPAP set-ups and resupply sales.
Cost of sales as a percent of net revenues was 32.8% and 32.3% during the three months ended March 31, 2011 and 2010, respectively. The slight increase in cost of sales as a percent of net revenues was primarily due to lower average reimbursement which was offset by a reduction of our product costs.
Selling, general and administrative expenses decreased $0.9 million (an 18.4% decrease) during the three months ended March 31, 2011, compared with the first quarter of 2010. The decrease in selling, general and administrative expenses was primarily due to:
•	a decrease in operating expenses in our sleep diagnostic business of $0.7 million compared to the first quarter of 2010 primarily due to the implementation of several cost reduction initiatives including staff reductions, renegotiating of facility leases and consolidation of non-profitable facilities during the last three quarters of 2010 and the first quarter of 2011.
•	an increase in operating expense in our sleep therapy business of $0.3 million as we expanded our infrastructure in order to gain operating efficiencies and prepare for continued growth in this business unit; and
•	a decrease in overhead incurred at the parent-company level due to decreased stock option expense of $0.3 million and $0.2 million related to reductions in executive labor expenses due to staff reductions.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization was consistent between the first quarter of 2011 and 2010.
Bad debt expense decreased $0.1 million during the three months ended March 31, 2011, compared with the first quarter of 2010. The decrease is primarily due to onetime adjustments in the first quarter of 2010 related to the Somni acquisition.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased approximately $0.1 million during the three months ended March 31, 2011 compared with the first quarter of 2010. The decrease is due to payment of our senior debt at Arvest bank of $22 million in the fourth quarter of 2010 related to the sale of substantially all the assets of ApothecaryRx.
Income from discontinued operations represents the net income (loss) from the pharmacy operations of ApothecaryRx. In September 2010, we entered into an agreement to sell substantially all of the assets of ApothecaryRx. The closing of the sale of ApothecaryRx occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of ApothecaryRx and our other discontinued operations for the three months ended March 31, 2011 and 2010 follows:

	2011	2010
Revenues	$—	$21,693,439

Income (loss) before taxes — ApothecaryRx	$(206,966)	$285,157
Income (loss) before taxes — other	(7,712)	(1,890)
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(214,678)	$283,267

The net loss from discontinued operations during the three months ended March 31, 2011 is primarily comprised of tax, accounting and other professional fees, wind-down expenses related to the remaining ApothecaryRx operations, an allowance for potential sales tax liability related to an open sales tax audit and an allowance for revenue recapture related to various third party payor audits.
Noncontrolling interests were allocated approximately $84,000 of net loss during the three months ended March 31, 2011 compared with the first quarter of 2010 when noncontrolling interests were allocated approximately $41,000 in net income. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.8 million (39% of approximately $4.7 million in net revenues) during the first quarter of 2011, compared to a net loss of approximately $1.4 million (24% of approximately $5.9 million in net revenues) during the first quarter of 2010.
Liquidity and Capital Resources
Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of March 31, 2011 our liquidity and capital resources included cash and cash equivalents of $0.6 million, a working capital deficit of $22.3 million and $0.3 million available under our credit facility with Valiant Investments, LLC. As of December 31, 2010, our liquidity and capital resources included cash and cash equivalents of $1.6 million and a working capital deficit of $20.5 million.

Cash used in operating activities from continuing operations was $1.9 million during the three months ended March 31, 2011 compared to $0.7 million during the first quarter of 2010. During the three months ended March 31, 2011 the primary uses of cash from operating activities from continuing operations were cash required to fund net losses from continuing operations of $1.3 million, a net reduction of accounts payable and accrued liabilities of $0.4 million, and an increase of accounts receivable of $0.2 million. During the three months ended March 31, 2010, the primary uses of cash from operating activities from continuing operations were cash required to fund net losses from continuing operations of $0.9 million, increase in accounts receivable of $0.1 million, increase in other assets of $0.1 million. The primary sources of cash from operating activities from continuing operations during the first quarter of 2010 was a net increase in accounts payable and accrued liabilities of $0.3 million.
Cash provided by discontinued operations for the three months ended March 31, 2011 was $0.3 million compared to $1.2 million for the first quarter of 2010.
Net cash used in investing activities from continuing operations during the three months ended March 31, 2011 was approximately $49,000 compared to approximately $58,000 for the first quarter of 2010.
Net cash used in investing activities from discontinued operations during the three months ended March 31, 2010 was approximately $29,000.
Net cash provided by financing activities from continuing operations during the three months ended March 31, 2011 was $0.6 million compared to net cash used in financing activities of $0.2 million during the first quarter of 2010. During the three months ended March 31, 2011, the primary source of cash from financing activities from continuing operations were proceeds from our credit facility with Valiant Investments, LLC of $0.7 million and the primary use of cash were debt payments totaling $0.1 million. During the three months ended March 31, 2010, the primary use of cash from financing activities from continuing operations was debt payments totaling $0.2 million.
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

On the 12-month anniversary of the final closing date of the sale of ApothecaryRx, 50% of the funds held in the Indemnity Escrow Fund (currently $1.0 million) will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18- month anniversary of the final closing date of the sale, subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 is subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the purchase does not maintain percentage certain level of average daily prescription sales (the “Retention Rate Earnout”).
As of March 31, 2011, we had an accumulated deficit of approximately $31.1 million and reported a net loss of approximately $1.8 for the three months then ending. We used approximately $1.9 million in cash from operating activities of continuing operations during the three months ending March 31, 2011. Furthermore, we have a working capital deficit of approximately $22.3 million as of March 31, 2011. We are required to make a $3 million principal payment to Arvest Bank by June 30, 2011 and we are currently not in compliance with certain covenants required by our lending agreement with Arvest Bank. We made the $3 million principal payment to Arvest Bank on May 12, 2011 from the cash proceeds of the private placement offering and the sale of Nocturna East, Inc. assets which totaled approximately $4.5 million. The excess proceeds from the private placement offering and sale of Nocturna East, Inc. assets will be used to fund our working capital needs. In addition, by June 30, 2011, we may prepay Arvest Bank approximately $1.1 million, which represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011. If we make the prepayment, Arvest Bank will waive our Debt Service Coverage Ratio and Minimum Net Worth requirements through December 31, 2011.
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
The proceeds of the Acquisition Line were to be used solely for the funding of up to 70% of either the purchase price of the acquisition of existing pharmacy business assets or sleep testing facilities or the startup costs of new sleep centers and other costs incurred by us or Arvest Bank in connection with the preparation of the Loan Agreement and related documents, subject to approval by Arvest Bank.
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
Compliance with Financial Covenants. As of March 31, 2011, our Debt Service Coverage Ratio is less than 1.25 to 1 and we do not meet the Minimum Net Worth requirement. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements through June 30, 2011 assuming we make a $3 million principal payment by June 30, 2011. We made the $3 million principal payment on May 12, 2011 from the $4.5 million in total cash proceeds from the private placement offering of common stock and sale of Nocturna East, Inc. assets which were both completed in May 2011. If by June 30, 2011, we prepay Arvest Bank approximately $1.1 million, which represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011, Arvest Bank will waive the Debt Service Coverage Ratio and Minimum Net Worth requirements through December 31, 2011. There is no assurance that Arvest Bank will waive Debt Service Coverage Ratio and Minimum Net Worth requirements beyond June 30, 2011 or December 31, 2011. Due to the non-compliance of these waivers and the associated contingent nature of achieving compliance before June 30, 2011, the associated debt has been classified as current on our consolidated balance sheet.
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

On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan and Arvest will waive the debt service coverage ratio and minimum net worth covenants through December 31, 2011 on the following conditions:
•	On or before June 30, 2011, Graymark will pay to Arvest the greater of $3 million or one-third of the proceeds of any public equity offering (we made a $3 million payment to Arvest on May 12, 2011);
•	On or before June 30, 2011, Graymark will pay Arvest a fee equal to 0.25% of the outstanding loan balance as of June 30, 2011;
•	If Graymark is not in compliance with the debt service coverage ratio and minimum net worth covenants on December 31, 2011, Graymark will pay Arvest a fee equal to 0.50% of the then outstanding balance of the loan (which does not cure any default in such covenants);
•	On June 30, 2011, Graymark will prepay all interest and principal payments due to Arvest between July 1, 2011 and December 31, 2011;
•	On June 30, 2011, if Graymark has received at least $15 million in proceeds from a public equity offering then Graymark will escrow with Arvest all principal and interest payments due to Arvest between January 1, 2012 and June 30, 2012;
•	Graymark may not repay any amounts on the $1 million loan from Valiant Investments before August 1, 2011 except that Graymark may repay such loan in full if Graymark has received more than $10 million in proceeds from a public equity offering and if Graymark has received less than $10 million from a public equity offering then Graymark will be permitted to make interest payments only on such loan; and
•	The $1 million Valiant Investments loan is subordinated to Arvest’s credit facility in all respects.
Financial Commitments
Our future commitments under contractual obligations by expected maturity date at March 31, 2011 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Short-term debt	$734,683	$—	$—	$—	$734,683
Long-term debt (1)	23,863,772	369,789	18,771	—	24,252,332
Operating leases	1,241,424	2,019,384	993,689	2,324,102	6,578,599
Operating leases, discontinued operations	270,911	380,508	41,572	—	692,991

	$26,110,790	$2,769,681	$1,054,032	$2,324,102	$32,258,605

(1)	Includes principal and interest obligations.
Our uses of cash for the next twelve months will be principally for working capital needs and debt service as we do not have any material capital expenditures planned, however, we do have contractual commitments of approximately $26.1 million for payments on our indebtedness and for operating lease payments. Included in this amount is $23.5 million related to the classification of our Arvest credit facility as current for financial statement purposes. We anticipate funding our business activities for the next twelve months from the proceeds of the sale of Nocturna East, Inc ($2.5 million), the cash proceeds of the private placement offering ($2.0 million) and the funds available under our credit facility with Valiant Investments, LLC ($0.3 million). In addition, we expect t to raise approximately $13.3 million in a public stock offering during 2011.
In the event that we are unable to obtain additional debt or equity financing or we are unable to obtain such financing on terms and conditions acceptable to us, we may have to cease or severely curtail our operations. This uncertainty raises substantial doubt regarding our ability to continue as a going concern. Historically, we have been able to raise the capital necessary to fund our operations and growth. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES
The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2010 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:
Revenue recognition — Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) business since the date of the acquisition in 2009 and for our remaining sleep diagnostic business since the fourth quarter of 2010. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. During the fourth quarter of 2010, we migrated much of our historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from our historic sleep diagnostic business was determined using the process utilized in the Somni business. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business by the end of 2011. This change in process and assumptions for our historic sleep therapy business is not expected to have a material impact on future operating results.
For certain sleep therapy and other equipment sales, reimbursement from third-party payers occur over a period of time, typically 10 to 13 months. We recognize revenue on these sales as payments are earned over the payment period stipulated by the third-party payor.
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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	March 31, 2011		December 31, 2010
	Actual	Expected	Actual	Expected
Sleep diagnostic business	47.06	45 to 50	48.62	50 to 55
Sleep therapy business	64.26	55 to 60	51.30	55 to 60
We decreased our expected DSO for sleep diagnostic business from 50 to 55 days at December 31, 2010 to 45 to 50 days at March 31, 2011 as a result of continued improvement in our collection process related to amounts due from patients. We anticipate that the expected DSO for our sleep diagnostic business will continue to decrease in the future. The DSO for our sleep therapy business was inflated at March 31, 2011 as a result of increased revenue in March 2011 compared with the first two months of 2011 which resulted in higher accounts receivable at March 31, 2011. We experienced a similar issue in the first quarter of 2010 when the DSO for our sleep therapy business was 65.06.
Goodwill and Intangible Assets — Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.
Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.
Recently Adopted and Recently Issued Accounting Guidance
Adopted Guidance
On January 1, 2011, we adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on our consolidated financial statements, as we do not currently have any such arrangements with its customers.
On January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2011, we adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. Based on the most recent impairment review of our goodwill (2010 fourth quarter), the adoption of these changes had no impact on our consolidated financial statements.
On January 1, 2011, we adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness
Internal Controls over Financial Reporting
During the fourth quarter of 2010 and as part of the sale of ApothecaryRx assets, we incurred significant charges related to the accounts receivable and inventory balances at ApothecaryRx. In addition, we noted additional control deficiencies that in aggregate with the material special charges incurred at ApothecaryRx caused us to conclude that we had a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the accounts receivable trends and the inventory physical counts related to the ApothecaryRx throughout prior periods did not generate unusual results or cause us to question the validity of the accounts to receivable or inventory balances, we feel that the significant charges recorded as a result of adjusting the inventory and accounts receivable amounts to their net realizable value subsequent to the sale of the ApothecaryRx represented a material weakness in our internal controls over financial reporting.
Since the operations of ApothecaryRx were sold, no remediation efforts were needed related to those specific control deficiencies. However, due to the significance of the ApothecaryRx special charges, we began an evaluation of the circumstances and potential changes to our entity wide controls to address the other identified control deficiencies. The evaluation of entity wide controls is still in process. We have not identified any additional material weaknesses or significant deficiencies, but we have identified areas of improvement to eliminate identified control deficiencies, including enhancing the level of documentation and testing of our internal controls over financial reporting.
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
There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

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

10.2
Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.3
Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRX, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.4
Letter Agreement dated March 11, 2011 by and between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.5
Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on May 5, 2011.

10.6
Form of Warrant Agreement dated May 4, 2011 issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on May 5, 2011.

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

GRAYMARK HEALTHCARE, INC. (Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/S/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 16, 2011	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer (Principal Accounting Officer)
Date: May 16, 2011