Form 10-Q
period 2011-06-30
Graymark Healthcare, Inc.
filed 2011-08-12
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 12, 2011, 14,871,613 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended June 30, 2011
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
The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, the Consolidated Condensed Statements of Operations for the three month and six month periods ended June 30, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. Because of the influence of seasonal and other factors on our operations, net earnings for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$6,592,884	$639,655
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $2,834,076 and $2,791,906, respectively	2,837,793	2,597,848
Inventories	536,429	553,342
Current assets from discontinued operations	2,191,487	3,349,567
Other current assets	1,571,436	438,315

Total current assets	13,730,029	7,578,727

Property and equipment, net	3,151,790	3,642,847
Intangible assets, net	1,239,889	1,313,756
Goodwill	12,844,223	12,844,223
Other assets from discontinued operations	73,440	2,579,410
Other assets	289,542	733,589

Total assets	$31,328,913	$28,692,552

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$589,188	$909,983
Accrued liabilities	2,223,840	2,263,907
Current portion of long-term debt	19,687,662	22,768,781
Current liabilities from discontinued operations	956,025	2,140,602

Total current liabilities	23,456,715	28,083,273

Long-term debt, net of current portion	306,085	436,850

Total liabilities	23,762,800	28,520,123

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 14,531,613 and 7,238,403 issued and outstanding, respectively	1,453	724
Paid-in capital	39,424,437	29,521,558
Accumulated deficit	(31,637,113)	(29,218,977)

Total Graymark Healthcare shareholders’ equity (deficit)	7,788,777	303,305

Noncontrolling interest	(222,664)	(130,876)

Total equity (deficit)	7,566,113	172,429

Total liabilities and shareholders’ equity	$31,328,913	$28,692,552

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net Revenues:
Services	$3,143,390	$4,108,597
Product sales	1,265,763	1,416,668

	4,409,153	5,525,265

Cost of Services and Sales:
Cost of services	1,292,960	1,404,281
Cost of sales	388,660	294,831

	1,681,620	1,699,112

Gross Margin	2,727,533	3,826,153

Operating Expenses:
Selling, general and administrative	3,133,739	3,615,158
Bad debt expense	122,980	541,994
Depreciation and amortization	277,534	333,762

	3,534,253	4,490,914

Other (Expense):
Interest expense, net	(325,367)	(286,455)
Other expense	(7,005)	—

Net other (expense)	(332,372)	(286,455)

Income (loss) from continuing operations, before taxes	(1,139,092)	(951,216)

(Provision) benefit for income taxes	(3,498)	16,502

Income (loss) from continuing operations, net of taxes	(1,142,590)	(934,714)

Income (loss) from discontinued operations, net of taxes	542,342	801,478

Net income (loss)	(600,248)	(133,236)

Less: Net income (loss) attributable to noncontrolling interests	(18,378)	6,072

Net income (loss) attributable to Graymark Healthcare	$(581,870)	$(139,308)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.13)	$(0.13)
Income from discontinued operations	0.06	0.11

Net income (loss) per share	$(0.07)	$(0.02)

Weighted average number of common shares outstanding	8,787,853	7,246,080

Weighted average number of diluted shares outstanding	8,787,853	7,246,080

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Net Revenues:
Services	$6,100,994	$8,195,973
Product sales	2,512,140	2,655,718

	8,613,134	10,851,691

Cost of Services and Sales:
Cost of services	2,515,904	2,856,881
Cost of sales	797,356	695,166

	3,313,260	3,552,047

Gross Margin	5,299,874	7,299,644

Operating Expenses:
Selling, general and administrative	6,722,989	8,147,949
Bad debt expense	240,828	780,893
Depreciation and amortization	557,474	665,822

	7,521,291	9,594,664

Other (Expense):
Interest expense, net	(674,944)	(570,686)
Other expense	(9,234)	—

Net other (expense)	(684,178)	(570,686)

Income (loss) from continuing operations, before taxes	(2,905,595)	(2,865,706)

Provision for income taxes	(6,996)	(1,004)

Income (loss) from continuing operations, net of taxes	(2,912,591)	(2,866,710)

Income (loss) from discontinued operations, net of taxes	391,373	1,267,727

Net income (loss)	(2,521,218)	(1,598,983)

Less: Net income (loss) attributable to noncontrolling interests	(103,082)	(34,727)

Net income (loss) attributable to Graymark Healthcare	$(2,418,136)	$(1,564,256)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.35)	$(0.39)
Income from discontinued operations	0.05	0.17

Net income (loss) per share	$(0.30)	$(0.22)

Weighted average number of common shares outstanding	8,017,408	7,252,919

Weighted average number of diluted shares outstanding	8,017,408	7,252,919

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net income (loss)	$(2,418,136)	$(1,564,256)
Less: Net income (loss) from discontinued operations	391,373	1,267,727

Net income (loss) from continuing operations	(2,809,509)	(2,831,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	557,474	665,822
Noncontrolling interests	(103,082)	(34,727)
Stock-based compensation, net of cashless vesting	42,812	348,437
Bad debt expense	240,828	780,893
Changes in assets and liabilities -
Accounts receivable	(480,773)	(31,150)
Inventories	16,913	(187,223)
Other assets	(689,074)	(219,529)
Accounts payable	(320,795)	199,984
Accrued liabilities	(40,067)	(357,032)

Net cash (used in) operating activities from continuing operations	(3,585,273)	(1,666,508)
Net cash provided by operating activities from discontinued operations	370,846	2,187,172

Net cash provided by (used in) operating activities	(3,214,427)	520,664

Investing activities:
Purchase of property and equipment	(10,439)	(77,009)
Disposal of property and equipment	17,889	68,003

Net cash provided by (used in) investing activities from continuing operations	7,450	(9,006)
Net cash provided by (used in) investing activities from discontinued operations	2,500,000	(29,164)

Net cash provided by (used in) investing activities	2,507,450	(38,170)

Financing activities:
Issuance of common stock and warrants	8,877,814	—
Debt proceeds	1,000,000	12,614
Debt payments	(3,211,884)	(350,883)
Purchase of noncontrolling interests	(5,724)	—
Distributions to noncontrolling interests	—	(7,000)

Net cash provided by (used in) financing activities from continuing operations	6,660,206	(345,269)
Net cash (used in) financing activities from discontinued operations	—	(758,639)

Net cash provided by (used in) financing activities	6,660,206	(1,103,908)

Net change in cash and cash equivalents	5,953,229	(621,414)
Cash and cash equivalents at beginning of period	639,655	959,252

Cash and cash equivalents at end of period	$6,592,884	$337,838

Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$695,000	$583,000

Interest expense, discontinued operations	$1,000	$658,000

Income taxes, continuing operations	$—	$14,000

Income taxes, discontinued operations	$—	$18,000

Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$1,000,000	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended June 30, 2011 and 2010
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
In May 2011 and December 2010, the Company executed the sale of substantially all of the assets of the Company’s subsidiaries, Nocturna East, Inc. (“East”) and ApothecaryRx, LLC (“ApothecaryRx”), respectively. East operated the Management Services Agreement (“MSA”) under which the Company provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services. ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As a result of the sale of East and ApothecaryRx, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations in the accompanying consolidated condensed financial statements.
Note 2 — Basis of Presentation
As of December 31, 2010, the Company had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 for the year then ending. The Company used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, the Company had a working capital deficit of approximately $20.5 million as of December 31, 2010. At that time, there was substantial doubt about the Company’s ability to continue as a going concern.
During May 2011 and June 2011, the Company raised a total of $8.9 million in net proceeds from a private and public offering of common stock and warrants. As of June 30, 2011, the Company had cash and cash equivalents of $6.6 million and total equity of $7.6 million. The $6.6 million in cash and cash equivalents, as of June 30, 2011, is significantly more than management’s projected cash needs for the next twelve months of approximately $3.9 million. As a result, the substantial doubt about the Company’s ability to continue as a going concern has been eliminated.
As of June 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by the Company’s loan agreement with Arvest Bank (see Note 6). The Company has obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio through December 31, 2011. Since the waiver does not extend past twelve months from June 30, 2011, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets.

On June 3, 2011, the Company executed a reverse stock split of the Company’s common stock in a ratio of 1-for-4 (see Note 8). The effect of the reverse split reduced the Company’s outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split. The accompanying condensed consolidated financial statements give effect to the reverse split as of the first date presented.
Note 3 — Summary of Significant Accounting Policies
For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.
Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The December 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.
Reclassifications — Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation including the assets, liabilities, results of operations and cash flows of East and ApothecaryRx which are reflected as discontinued operations.
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
Cost of Services and Sales — Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the revenue from the sale is recognized over a specified period, the product cost associated with that sale is recognized over that same period. If the revenue from a product sale is recognized in one period, the cost of sale is recorded in the period the product was sold.
Restricted cash — As of June 30, 2011 and December 31, 2010, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.
Accounts receivable — The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance and deductible provisions of their health insurance policies.
Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s business has historically been out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems reported revenue at a higher gross billed amount, which the Company adjusted to an expected net amount based on historic payments. This process continues in the Company’s historic sleep therapy business, but was changed in the fourth quarter of 2010 for the Company’s historic sleep diagnostic business. As a result, the reserve for contractual allowance has been reduced, compared to the same periods in 2010, as our systems now report a larger portion of our business at estimated net contract rates. As the Company continues to move more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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
For the six months ended June 30, 2011 and 2010, the amounts the Company collected in excess of recorded contractual allowances were approximately $117,000 and $306,000, respectively. These amounts reflect the amount of actual cash received in excess of the original contractual amount recorded at the time of service.
Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	June 30,	December 31,
	2011	2010

Allowance for contractual adjustments	$1,726,377	$1,676,618
Allowance for doubtful accounts	1,107,699	1,115,288

Total	$2,834,076	$2,791,906

The activity in the allowances for contractual adjustments and doubtful accounts for the six months ending June 30, 2011 follows:

	Contractual	Doubtful
	Adjustments	Accounts	Total

Balance at December 31, 2010	$1,676,618	$1,115,288	$2,791,906
Provisions	2,367,631	240,828	2,608,459
Write-offs, net of recoveries	(2,317,872)	(248,417)	(2,566,289)

Balance at June 30, 2011	$1,726,377	$1,107,699	$2,834,076

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010

1 to 60 days	$1,702,235	$1,890,902
61 to 90 days	357,878	282,807
91 to 120 days	243,159	170,435
121 to 180 days	292,829	67,394
181 to 360 days	241,692	186,310
Greater than 360 days	—	—

Total	$2,837,793	$2,597,848

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
Included in accounts receivable are earned but unbilled receivables of approximately $102,000 and $129,000 as of June 30, 2011 and December 31, 2010, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
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
Issued Guidance
In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The Company is currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.
Note 4 — Discontinued Operations
On May 10, 2011, the Company executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. pursuant to which we sold substantially all of the assets of the Company’s subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which the Company provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services was terminated. The Company’s decision to sell the assets of East was primarily based on management’s determination that the operations of East no longer fit into the Company’s strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit the Company’s ability to sell CPAP devices and other supplies at the East locations. As a result of the sale of East, the related assets, liabilities, results of operations and cash flows of East have been classified as discontinued operations in the accompanying consolidated financial statements.

On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) pursuant to which we sold substantially all of the assets of the Company’s subsidiary, ApothecaryRx (the “ApothecaryRx Sale”). ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx assets occurred in December 2010. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements.
Under the Agreement, the consideration for the ApothecaryRx assets sold and liabilities assumed was $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory notes which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location; the independent valuator valued the Inventory Amount at approximately $3.8 million. The resulting total Purchase Price was $29.3 million. Of the Purchase Price, $2,000,000 was deposited in an escrow fund (the “Indemnity Escrow Fund”) pursuant to the terms of an indemnity escrow agreement. All proceeds from the sale of ApothecaryRx were deposited in a restricted account at Arvest Bank. Of the proceeds, $22,000,000 was used to reduce outstanding obligations under the Company’s credit facility with Arvest Bank.
Generally, in December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released in May 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchased the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales of ApothecaryRx’s Sterling, Colorado location during a period prior to the closing (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.
The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the six months ended June 30, 2011 and 2010 are summarized below:

	2011	2010
Revenues:
East	$566,874	$1,171,217
ApothecaryRx	(134,708)	43,836,051
Other	(1,184)	193

	$430,982	$45,007,461

Income (loss) from discontinued operations, before taxes:
East	$28,652	$403,370
ApothecaryRx	(363,314)	884,180
Other	(8,689)	(19,823)
Gain recorded on sale of East	734,724	—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$391,373	$1,267,727

The balance sheet items for the Company’s discontinued operations as of June 30, 2011 and December 31, 2010 are summarized below:

	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$25,811	$931,402
Accounts receivable, net of allowances	—	969,924
Inventories	68,438	68,267
Indemnity Escrow Fund	2,000,000	1,000,000
Other current assets	97,238	379,974

Total current assets	2,191,487	3,349,567

Fixed assets, net	73,440	328,680
Indemnity Escrow Fund	—	1,000,000
Intangible assets, net	—	1,087,000
Goodwill	—	163,730

Total noncurrent assets	73,440	2,579,410

Total assets	$2,264,927	$5,928,977

Payables and accrued liabilities	$956,025	$2,140,602

Note 5 — Goodwill and Other Intangibles
The carrying amount of goodwill as of June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010

Gross amount	$16,950,734	$16,950,734
Accumulated impairment losses	(4,106,511)	(4,106,511)

Carrying value	$12,844,223	$12,844,223

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
The carrying amount of intangible assets as of June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010

Gross amount	$2,085,000	$2,085,000
Accumulated impairment losses	(365,945)	(365,945)

Carrying value	$1,719,055	$1,719,055

Intangible assets as of June 30, 2011 and December 31, 2010 include the following:

	Useful	June 30, 2011			December 31,
	Life	Carrying	Accumulated		2010
	(Years)	Value	Amortization	Net	Net

Customer relationships	8 – 15	$1,139,333	$(275,484)	$863,849	$908,000
Trademark	10 – 15	229,611	(49,127)	180,484	191,533
Covenants not to compete	3 – 15	160,111	(131,333)	28,778	41,111
Payor contracts	15	190,000	(23,222)	166,778	173,112

Total		$1,719,055	$(479,166)	$1,239,889	$1,313,756

Amortization expense for the three months ended June 30, 2011 and 2010 was approximately $37,000 and $52,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $74,000 and $104,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended June 30,
2012	$126,000
2013	133,000
2014	123,000
2015	123,000
2016	119,000
Note 6 — Borrowings
The Company’s long-term debt as of June 30, 2011 and December 31, 2010 are as follows:

		Maturity	June 30,	December 31,
	Rate (1)	Date	2011	2010

Senior bank debt	6%	May 2014	$5,000,000	$8,000,000
Bank line of credit	6%	Aug. 2015	14,396,935	14,396,935
Notes payable on equipment	6 – 14%	April 2012 – Dec. 2013	344,992	417,249
Sleep center notes payable	3.75 – 8.75%	July 2011 – Jan. 2015	128,523	225,124
Seller financing	7.65%	Sept. 2012	65,961	90,662
Notes payable on vehicles	7.5%	Nov. 2012 – Dec. 2013	51,259	63,586
Insurance premium financing	2.97%	Nov. 2011	6,076	12,075

Total borrowings			19,993,747	23,205,631
Less: Current portion of long-term debt			(19,687,662)	(22,768,781)

Long-term debt			$306,085	$436,850

(1)	Effective rate as of June 30, 2011
At June 30, 2011, future maturities of long-term debt were as follows:

Twelve months ended June 30,
2012	$19,688,000
2013	207,000
2014	88,000
2015	11,000
2016	—
Thereafter	—

In May 2008 and as amended in May 2009, July 2010 and December 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility.” The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1, as defined.
As of June 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. In June 2011, the Company prepaid approximately $1.1 million in principal and interest to Arvest Bank and as a result, Arvest Bank has waived the Debt Service Coverage Ratio requirement through December 31, 2011. The prepayment represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011. The prepayment is reflected in other current assets on the accompanying condensed consolidated balance sheets. The prepayment will be recorded as interest expense and a reduction of principal in accordance with the loan agreement. There is no assurance that Arvest Bank will waive the Debt Service Coverage Ratio requirement beyond December 31, 2011. Since the waiver does not extend past twelve months from June 30, 2011, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets.
Note 7 — Commitments and Contingencies
Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the three months and six months ended June 30, 2011 and 2010, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.
Note 8 — Capital Structure
In June 2011, the Company completed a public offering of 6,000,000 common stock shares and warrants exercisable for the purchase of 6,700,000 shares for gross proceeds of $8,400,000 or $1.40 per combination of one share of common stock and a warrant to purchase one share of common stock. The underwriter of the offering received sales commissions of $420,350 (5% of the gross proceeds), a corporate finance fee of $168,140 (2% of the gross proceeds) and a legal and other expense allowance of $116,094 (1.4% of the gross proceeds). In conjunction with the offering, each investor received a warrant to purchase one share of common stock for each share of common stock purchased. The amount received for the warrants has been included in additional paid-in capital in the accompanying condensed consolidated balance sheets. The warrants are exercisable for the purchase of one share of common stock for $1.50 beginning June 20, 2011 and on or before June 20, 2016. The Company incurred $824,603 in expenses directly associated with the offering. These expenses have been reflected as a reduction in additional paid-in capital in the accompanying consolidated condensed balance sheets.
In conjunction with the offering, the underwriter had an option to purchase an additional 700,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock solely to cover over-allotments. The underwriter exercised the full over-allotment option with respect to the warrants in conjunction with the initial closing in June 2011 and the Company received $7,000 for the purchase of such warrants. In July 2011, the Company received $472,600 in gross proceeds from the sale of 340,000 over-allotment shares that the underwriter purchased directly from the Company. The net proceeds of the over-allotment were $439,518.

In May 2011, the Company executed subscription agreements with existing accredited investors or their affiliates to sell 1,293,103 shares of the Company’s common stock in a private placement. The proceeds of the private placement were approximately $3 million ($2.32 per share). The proceeds included $2 million in cash and $1 million from the conversion of the Valiant Note. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $1.80 beginning November 4, 2011 and on or before May 4, 2014.
On January 26, 2011, the Company’s Board of Directors approved a reverse stock split in one of five ratios, namely 1 for 2, 3, 4, 5 or 6. On February 1, 2011, the Company received the consent of a majority of our shareholders for this reverse stock split. On May 18, 2011, the Company’s Board of Directors resolved to effect the reverse stock split of our common stock in a ratio of 1-for-4 effective after the close of business on June 3, 2011. The Company executed the reverse stock split to regain compliance with the continued listing standards of the Nasdaq Capital Market. The effect of the reverse split reduced the Company’s outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split.
Note 9 — Fair Value Measurements
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
Note 10 — Related Party Transactions
On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. In May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering. During the six months ended June 30, 2011, the Company incurred approximately $5,000 in interest expense on the Valiant Note.
As of June 30, 2011, the Company had approximately $6.3 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $104,000 and $110,000 at June 30, 2011 and December 31, 2010, respectively. The interest rates on the notes are fixed and range from 4.25% to 8.75%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the six months ended June 30, 2011 and 2010, the Company incurred approximately $60,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 11 — Subsequent Events
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:
In conjunction with public offering executed in June 2011, the underwriter had an option to purchase an additional 700,000 shares of the Company’s common stock solely to cover over-allotments. The underwriter exercised the full over-allotment options with respect to the warrants and in June 2011 in connection with the initial closing of the public offering, the Company received $7,000 for the warrants issued in the over-allotment. In July 2011, the Company received $472,600 in gross proceeds from the 340,000 shares of common stock that the underwriter purchased directly from the Company upon exercise of the over-allotment option. The net proceeds of the sale of these shares were $439,518.

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
As of June 30, 2011, we operated 101 sleep diagnostic and therapy centers in 9 states; 24 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
Our sleep management solution is driven by our clinical approach to managing sleep disorders. Our clinical model is led by our staff of medical directors who are board-certified physicians in sleep medicine, who oversee the entire life cycle of a sleep disorder from initial referral through continuing care management. Our approach to managing the care of our patients diagnosed with OSA is a key differentiator for us. We believe our overall patient CPAP usage compliance rate, as articulated by the Medicare Standard of compliance requirements, is approximately 80%, compared to a national compliance rate of approximately 50%. Five key elements support our clinical approach:
•	Referral: Our medical directors, who are board-certified physicians in sleep medicine, have forged strong relationships with referral sources, which include primary care physicians, as well as physicians from a wide variety of other specialties and dentists.
•	Diagnosis: We own and operate sleep testing clinics that diagnose the full range of sleep disorders including OSA, insomnia, narcolepsy and restless legs syndrome.
•	CPAP Device Supply: We sell CPAP devices, which are used to treat OSA.
•	Re-Supply: We offer a re-supply program for our patients and other CPAP users to obtain the required disposable components for their CPAP devices that must be replaced on a regular basis.
•	Care Management: We provide continuing care to our patients led by our medical directors who are board-certified physicians in sleep medicine and their staff.
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
Public Offering and Private Placement Offering
In June 2011, we completed a public offering of 6,000,000 shares of common stock and warrants exercisable for the purchase of 6,700,000 shares for gross proceeds of $8,400,000 or $1.40 per combination of one share of common stock and a warrant to purchase one share of common stock. The underwriter of the offering received sales commissions of $420,350 (5% of the gross proceeds), a corporate finance fee of $168,140 (2% of the gross proceeds) and a legal and other expense allowance of $116,094 (1.4% of the gross proceeds). In conjunction with the offering, each investor received a warrant to purchase one share of common stock for each share of common stock purchased. The warrants are exercisable for the purchase of one share of common stock for $1.50 beginning June 20, 2011 and on or before June 20, 2016. We incurred $824,603 in expenses directly associated with the offering.
In conjunction with the offering, the underwriter had an option to purchase an additional 700,000 shares of our common stock and warrants to purchase 700,000 shares of our common stock solely to cover over-allotments. The underwriter exercised the full over-allotment option with respect to the warrants in June 2011 in connection with the initial closing and we received $7,000 for the purchase of such warrants. In July 2011, we received $472,600 in gross proceeds from the sale of 340,000 over-allotment shares that the underwriter purchased directly from us. The net proceeds of the over-allotment were $439,518.
In May 2011, we executed subscription agreements with existing accredited investors or their affiliates to sell 1,293,103 shares of the Company’s common stock in a private placement. The proceeds of the private placement were approximately $3 million ($2.32 per share). The proceeds included $2 million in cash and $1 million from the conversion of the Valiant Note. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $1.80 beginning November 4, 2011 and on or before May 4, 2014.
Reverse Stock Split
On January 26, 2011, our Board of Directors approved a reverse stock split in one of five ratios, namely 1 for 2, 3, 4, 5 or 6. On February 1, 2011, we received the consent of a majority of our shareholders for this reverse stock split. On May 18, 2011, our Board of Directors resolved to effect the reverse stock split of our common stock in a ratio of 1-for-4 effective after the close of business on June 3, 2011. We executed the reverse stock split to regain compliance with the continued listing standards of the Nasdaq Capital Market. The Nasdaq Capital Market requires issuers to maintain a $1.00 minimum bid price. In determining a reverse stock split ratio of 1-for-4, the Board of Directors considered the continued listing standards of the Nasdaq Capital Markets, considered a ratio that would allow us to achieve long-term compliance with the listing standards and which allowed us to have a number of outstanding shares to have sufficient trading volume. Our Board of Directors determined that a ratio of 1-for-4 was the best balance of these various factors. The effect of the reverse split reduced our outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split.
Basis of Presentation
As of December 31, 2010, we had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 for the year then ending. We used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, we had a working capital deficit of approximately $20.5 million as of December 31, 2010. At that time, there was substantial doubt about our ability to continue as a going concern.

During May 2011 and June 2011, we raised a total of $8.9 million in net proceeds from a private and public offering of common stock and warrants. As of June 30, 2011, we had cash and cash equivalents of $6.6 million and total equity of $7.6 million. The $6.6 million in cash and cash equivalents, as of June 30, 2011, is significantly more than our projected cash needs for the next twelve months of approximately $3.9 million. As a result, the substantial doubt about our ability to continue as a going concern has been eliminated.
As of June 30, 2011, our Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by our loan agreement with Arvest Bank. We have obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio through December 31, 2011. Since the waiver does not extend past twelve months from June 30, 2011, the associated debt with Arvest Bank has been classified as current in our consolidated balance sheets.
Discontinued Operations
In May 2011, we executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. providing for the sale of substantially all of the assets of our subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which the Company provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services will be terminated. Our decision to sell the assets of East was primarily based on our determination that the operations of East no longer fit into our strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit our ability to sell CPAP devices and other supplies at the East locations. As a result of the sale of East, the historical assets, and liabilities, results of operations and cash flows of East have been classified as discontinued operations for financial statement reporting purposes.
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
Generally, in December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released in May 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales by the ApothecaryRx Sterling, Colorado location (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.

Results of Operations
The following table sets forth selected results of our operations for the three months and six months ended June 30, 2011 and 2010. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month and Six Month Periods Ended June 30, 2011 and 2010

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Revenues:
Services	$3,143,390	$4,108,597	$6,100,994	$8,195,973
Product sales	1,265,763	1,416,668	2,512,140	2,655,718

	4,409,153	5,525,265	8,613,134	10,851,691

Cost of services	1,292,960	1,404,281	2,515,904	2,856,881
Cost of sales	388,660	294,831	797,356	695,166
Selling, general and administrative	3,133,739	3,615,158	6,722,989	8,147,949
Bad debt expense	122,980	541,994	240,828	780,893
Depreciation and amortization	277,534	333,762	557,474	665,822
Net other expense	332,372	286,455	684,178	570,686

Loss from continuing operations, before taxes	(1,139,092)	(951,216)	(2,905,595)	(2,865,706)
Provision for income taxes	(3,498)	16,502	(6,996)	(1,004)

Loss from continuing operations, net of taxes	(1,142,590)	(934,714)	(2,912,591)	(2,866,710)
Discontinued operations, net of taxes	542,342	801,478	391,373	1,267,727

Net loss	(600,248)	(133,236)	(2,521,218)	(1,598,983)
Less: Noncontrolling interests	(18,378)	6,072	(103,082)	(34,727)

Net loss attributable to Graymark Healthcare	$(581,870)	$(139,308)	$(2,418,136)	$(1,564,256)

Discussion of Three Month Periods Ended June 30, 2011 and 2010
Services revenues decreased $1.0 million (a 23.5% decrease) during the three months ended June 30, 2011 compared with the second quarter of 2010. The decline in revenues from sleep diagnostic services compared to the second quarter of 2010 was comprised of:
•	$0.3 million due to lower volumes; and
•	$0.7 million due to lower average revenue per sleep study performed.
While we saw a significant improvement in volume versus the first quarter of the current year, volumes compared to the second quarter of 2010 were lower. We have seen a reduction in our average rate per sleep study due to the shift during the second half of 2010 to more in-network contracts for sleep diagnostic services. This coupled with a reduction in Medicare reimbursement and other, out-of-network rate reductions contributed to our lower average rate per sleep study compared to the second quarter of 2010.
Product revenues from our sleep therapy business decreased $0.2 million (a 10.7% decrease) during the three months ended June 30, 2011 compared with the second quarter of 2010. The decrease was due to a $0.3 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.1 million increase in revenue from our re-supply business. The reduction in CPAP set-up revenues was a combination of slightly lower volumes, driven by the lower sleep study volumes which were partially offset by improved conversion rates from sleep study to CPAP set-up, and a reduction in average revenue per set-up performed. The increase in supply revenue was driven by the continued growth of our recurring re-supply revenue stream.

During the first quarter of 2011 we focused on driving referral volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives. These changes and initiatives produced significantly higher sleep study volumes in March 2011 and continuing into the second quarter.
Cost of services decreased $0.1 million (a 7.9% decrease) during the three months ended June 30, 2011 compared with the second quarter of 2010. The decrease in cost of services was primarily due to decreased sleep study volumes and operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.
Cost of services as a percent of services was 41.1% and 34.2% during the three months ended June 30, 2011 and 2010, respectively. The increase in cost of services as a percent of service revenue was primarily due to lower average reimbursement related to our sleep diagnostic services which was partially offset by operational efficiencies.
Cost of sales from our sleep therapy business increased $0.1 million during the three months ended June 30, 2011 compared with the second quarter of 2010. The increase was due to an adjustment of approximately $0.1 million in the second quarter of 2010 to reflect the appropriate cost of sales and inventory levels for in-service equipment. Net of that adjustment, cost of sales from our therapy business would have been flat compared to the second quarter of 2010.
Cost of sales as a percent of product sales was 30.7% and 20.8% during the three months ended June 30, 2011 and 2010, respectively. The increase in cost of sales as a percent of product sales was due to the previously described adjustment in the second quarter of 2010 (accounting for 6% of the variance) as well as lower average reimbursement for both CPAP set-ups and supply sales.
Selling, general and administrative expenses decreased $0.5 million (a 13.3% decrease) to $3.1 million or 71.1% of revenue from $3.6 million or 65.4% of revenue during the three months ended June 30, 2011, compared with the second quarter of 2010. The decrease in selling, general and administrative expenses was primarily due to:
•	a decrease in operating expenses in our sleep diagnostic business of $0.4 million compared to the second quarter of 2010 primarily due to the implementation of several cost reduction initiatives including staff reductions related to the centralization of billing, renegotiating of facility leases and consolidation of non-profitable facilities during the last quarter of 2010 and the first quarter of 2011.
•	an increase in operating expense in our sleep therapy business of $0.1 million as we expanded our infrastructure in order to gain operating efficiencies and prepare for continued growth in this business unit; and
•	a decrease in overhead incurred at the parent-company level of $0.2 million due to reductions in executive labor expenses related to staff reductions and reduced legal and other professional fee expenses.
Bad debt expense decreased $0.4 million (a 77.3% decrease) to $0.1 million or 2.8% of revenue from $0.5 million or 9.8% of revenue during the three months ended June 30, 2011, compared with the second quarter of 2010. The decrease is primarily due to improvements in the overall aging and collection efforts related to open accounts receivable balances compared with the second quarter of 2010 which are largely related to our migration from out-of-network providers to in-network providers.
Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million (a 16.8% decrease) during the three months ended June 30, 2011 compared to the second quarter of 2010. The decrease is primarily due to the fixed asset impairment of $0.8 million recorded in the third quarter of 2010 which reduced the overall asset base and depreciation rates.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased approximately $46,000 (a 16.0% increase) during the three months ended June 30, 2011 compared with the second quarter of 2010. The increase is related to interest expense on debt that was moved from discontinued operations to continuing operations.
Income from discontinued operations represents the net income (loss) from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the three months ended June 30, 2011 and 2010 follows:

	2011	2010
Revenues:
East	$80,982	$585,608
ApothecaryRx	(68,495)	22,142,612
Other	(1,184)	193

	$11,303	$22,728,413

Income (loss) from discontinued operations, before taxes:
East	$(35,057)	$220,390
ApothecaryRx	(156,348)	599,021
Other	(977)	(17,933)
Gain recorded on sale of East	734,724	—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$542,342	$801,478

Noncontrolling interests were allocated approximately $18,000 of net loss during the three months ended June 30, 2011 compared with the second quarter of 2010 when noncontrolling interests were allocated approximately $6,000 in net income. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $0.6 million (13% of approximately $4.4 million in net revenues) during the second quarter of 2011, compared to a net loss of approximately $0.1 million (3% of approximately $5.5 million in net revenues) during the second quarter of 2010.
Discussion of Six Month Periods Ended June 30, 2011 and 2010
Services revenues decreased $2.1 million (a 25.6% decrease) during the six months ended June 30, 2011 compared with the first six months of 2010. The decline in revenues from sleep diagnostic services at existing locations compared to the first six months of 2010 was comprised of:
•	$0.9 million due to lower volumes;
•	$1.2 million due to lower average revenue per sleep study performed; and
During the first quarter of 2011, we incurred a series of severe weather events at our locations in Kansas, Iowa, South Dakota, Oklahoma and Texas in January and February of 2011 which negatively impacted our volumes in those months. As a result of the severe weather, several of our labs were forced to close on multiple days during those months, contributing to reduced volumes in the first half of 2011. We have seen a reduction in our average rate per sleep study due to the shift late in 2010 and early 2011 to more in-network contracts for sleep diagnostic services. This coupled with a reduction in Medicare reimbursement and other, out-of-network rate reductions contributed to our lower average rate per sleep study compared to the first six months of 2010.

Product revenues from our sleep therapy business decreased $0.1 million (a 5.4% decrease) during the six months ended June 30, 2011 compared with the first six months of 2010. The decrease was due to $0.3 million in lower set-up revenue driven by a combination of lower volumes due to lower sleep study volumes which was partially offset by improved conversion rates, and lower average reimbursement per set-up, offset by a $0.2 million increase in supply revenues reflecting the continued growth of our re-supply business.
During the first and second quarter of 2011 we focused on driving referral volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives in the first quarter. These changes and initiatives produced significantly higher sleep study volumes in March and through the second quarter of 2011 and we expect that trend to continue through the balance of 2011.
Cost of services decreased $0.3 million (an 11.9% decrease) to $2.5 million from $2.8 million during the six months ended June 30, 2011 compared with the first six months of 2010. The decrease in cost of services was primarily due to decreased sleep study volumes and operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.
Cost of services as a percent of services was 41.2% and 34.9% during the six months ended June 30, 2011 and 2010, respectively. The increase in cost of services as a percent of services was primarily due to lower average reimbursement related to our sleep diagnostic services which was partially offset by operational efficiencies.
Cost of sales from our sleep therapy business increased $0.1 million during the six months ended June 30, 2011 compared with the first six months of 2010. The increase was due to an adjustment of approximately $0.1 million in the second quarter of 2010 to reflect the appropriate cost of sales and inventory levels for in-service equipment. Net of that adjustment, cost of sales from our therapy business would have been flat compared to the first half of 2010.
Cost of sales as a percent of product sales was 31.7% and 26.2% during the six months ended June 30, 2011 and 2010, respectively. The increase in cost of sales as a percent of product sales was due to the previously described adjustment in the second quarter of 2010 (accounting for 3.2% of the 5.5% variance) as well as lower average reimbursement for both set-ups and supply sales.
Selling, general and administrative expenses decreased $1.4 million (a 17.5% decrease) to $6.7 million or 78% of revenue from $8.1 million or 75% of revenue during the six months ended June 30, 2011, compared with the first six months of 2010. The decrease in selling, general and administrative expenses was primarily due to:
•	a decrease in operating expenses in our sleep diagnostic business of $1.0 million compared to the first six months of 2010 primarily due to the implementation of several cost reduction initiatives including staff reductions, renegotiating of facility leases and consolidation of non-profitable facilities during the last three quarters of 2010 and the first quarter of 2011;
•	an increase in operating expense in our sleep therapy business of $0.3 million as we expanded our infrastructure in order to gain operating efficiencies and prepare for continued growth in this business unit; and
•	a decrease in overhead incurred at the parent-company level due to decreased stock option expense of $0.3 million and $0.4 million related to reductions in executive labor expenses due to staff reductions and lower legal and other professional fees.
Bad debt expense decreased $0.5 million (a 69.2% decrease) to $0.2 million or 7.2% of revenue from $0.7 million or 6.1% of revenue during the six months ended June 30, 2011, compared with the first six months of 2010. The decrease is primarily due to improvements in the overall aging and collection efforts related to open accounts receivable balances compared with the first six months of 2010 which are largely related to our migration from out-of-network providers to in-network providers.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million (a 16.3% decrease) during the six months ended June 30, 2011 compared to the first six months of 2010. The decrease is primarily due to the fixed asset impairment of $0.8 million recorded in the third quarter of 2010 which reduced the overall asset base and depreciation rates.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased $0.1 million (a 19.9% increase) during the six months ended June 30, 2011 compared with the first six months of 2010. The increase is related to interest expense on debt that was moved from discontinued operations to continuing operations.
Income from discontinued operations represents the net income (loss) from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the six months ended June 30, 2011 and 2010 follows:

	2011	2010
Revenues:
East	$566,874	$1,171,217
ApothecaryRx	(134,708)	43,836,051
Other	(1,184)	193

	$430,982	$45,007,461

Income (loss) from discontinued operations, before taxes:
East	$28,652	$403,370
ApothecaryRx	(363,314)	884,180
Other	(8,689)	(19,823)
Gain recorded on sale of East	734,724	—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$391,373	$1,267,727

Noncontrolling interests were allocated approximately $103,000 and $35,000 of net loss during the six months ended June 30, 2011 and 2010, respectively. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $2.4 million (40% of approximately $8.6 million in net revenues) during the six months ended June 30, 2011, compared to a net loss of approximately $1.6 million (19% of approximately $10.9 million in net revenues) during the first six months of 2010.
Liquidity and Capital Resources
Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of June 30, 2011, our liquidity and capital resources included cash and cash equivalents of $6.6 million and working capital deficit of $9.7 million. As of December 31, 2010, our liquidity and capital resources included cash and cash equivalents of $1.6 million and a working capital deficit of $20.5 million.

Cash used in operating activities from continuing operations was $3.6 million during the six months ended June 30, 2011 compared to $1.7 million for the first six months of 2010. During the six months ended June 30, 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net non-cash adjustments) of $2.1 million, a net reduction of accounts payable and accrued liabilities totaling $0.3 million, and an increase in accounts receivable and other assets totaling $1.2 million. During the six months ended June 30, 2010, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $1.1 million, increase in inventories of $0.2 million and an increase in other assets of $0.2 million. The primary sources of cash from operating activities from continuing operations during the second quarter of 2010 was a net increase in accounts payable and accrued liabilities of $0.2 million.
Cash provided by discontinued operations for the six months ended June 30, 2011 was $0.3 million compared to $2.2 million for the first six months of 2010.
Net cash provided by investing activities from continuing operations during the six months ended June 30, 2011 was approximately $7,000 compared to the first six months of 2010 when investing activities from continuing operations used approximately $9,000.
Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2011 was $2.5 million compared to the first six months of 2010 when we used approximately $29,000. In May 2011, we sold substantially all of the assets of East for $2.5 million.
Net cash provided by financing activities from continuing operations during the six months ended June 30, 2011 was $6.7 million compared to net cash used in financing activities of $0.3 million during the first six months of 2010. During the six months ended June 30, 2011, we raised $6.9 million and $2.0 million in a public offering and private placement offering, respectively. We also received $1.0 million in proceeds from our credit facility with Valiant Investments, LLC which was subsequently repaid with common stock in conjunction with the private placement. During the six months ended June 30, 2011, we made debt payments of $3.2 million. During the six months ended June 30, 2010, the primary use of cash from financing activities from continuing operations was debt payments totaling $0.3 million.
Net cash used in financing activities from discontinued operations during the six months ended June 30, 2010 was $0.8 million.
On the 12-month anniversary of the final closing date of the sale of ApothecaryRx (December 2011), 50% of the funds held in the Indemnity Escrow Fund (currently $1.0 million) will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released on the 18-month anniversary of the final closing date of the sale (June 2012), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchased the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales of ApothecaryRx’s Sterling, Colorado location during a period prior to the closing (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.
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
Compliance with Financial Covenants. As of June 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. In June 2011, the Company prepaid approximately $1.1 million in principal and interest to Arvest Bank and as a result, Arvest Bank has waived the Debt Service Coverage Ratio requirement through December 31, 2011. The prepayment represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011. The prepayment is reflected in other current assets on our consolidated balance sheets. The prepayment will be recorded as interest expense and a reduction of principal in accordance with the loan agreement. There is no assurance that Arvest Bank will waive the Debt Service Coverage Ratio requirement beyond December 31, 2011. Since the waiver does not extend past twelve months from June 30, 2011, the associated debt with Arvest Bank has been classified as current in our consolidated balance sheets.
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

Loan Agreement
On March 16, 2011, we entered into a Loan Agreement with Valiant Investments, LLC, an entity owned and controlled by Roy T. Oliver one of our controlling shareholders, of up to $1 million. We used the loan proceeds to fund our working capital needs. We fully advanced the loan during the second quarter of 2011 and in May 2011, we repaid the loan with common stock as part of our private placement offering.
On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan and Arvest will waive the debt service coverage ratio and minimum net worth covenants through December 31, 2011 on the following conditions:
•	On or before June 30, 2011, Graymark will pay to Arvest the greater of $3 million or one-third of the proceeds of any public equity offering (we made a $3 million payment to Arvest on May 12, 2011);
•	On or before June 30, 2011, Graymark will pay Arvest a fee equal to 0.25% of the outstanding loan balance as of June 30, 2011 (we paid this fee on June 30, 2011);
•	If Graymark is not in compliance with the debt service coverage ratio and minimum net worth covenants on December 31, 2011, Graymark will pay Arvest a fee equal to 0.50% of the then outstanding balance of the loan (which does not cure any default in such covenants);
•	On June 30, 2011, Graymark will prepay all interest and principal payments due to Arvest between July 1, 2011 and December 31, 2011 (we made this prepayment in the amount of $1.1 million on June 30, 2011);
•	On June 30, 2011, if Graymark has received at least $15 million in proceeds from a public equity offering then Graymark will escrow with Arvest all principal and interest payments due to Arvest between January 1, 2012 and June 30, 2012 (our public offering did not exceed $15 million);
•	Graymark may not repay any amounts on the $1 million loan from Valiant Investments before August 1, 2011 except that Graymark may repay such loan in full if Graymark has received more than $10 million in proceeds from a public equity offering and if Graymark has received less than $10 million from a public equity offering then Graymark will be permitted to make interest payments only on such loan; and
•	The $1 million Valiant Investments loan is subordinated to Arvest’s credit facility in all respects.
Financial Commitments
Our future commitments under contractual obligations by expected maturity date at June 30, 2011 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Long-term debt (1)	$20,875,731	$310,176	$10,679	$—	$21,196,586
Operating leases	1,213,983	2,100,668	904,655	2,296,236	6,515,542
Operating leases, discontinued operations	272,367	330,558	23,188	—	626,113

	$22,362,081	$2,741,402	$938,522	$2,296,236	$28,338,241

(1)	Includes principal and interest obligations.
Our uses of cash for the next twelve months will be principally for working capital needs and debt service as we do not have any material capital expenditures planned, however, we do have contractual commitments of approximately $22.3 million for payments on our indebtedness and for operating lease payments.

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

Cost of Services and Sales — Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the revenue from the sale is recognized over a specified period, the product cost associated with that sale is recognized over that same period. If the revenue from a product sale is recognized in one period, the cost of sale is recorded in the period the product was sold.
Accounts Receivable — Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts. The majority of our accounts receivable is due from private insurance carriers, Medicare and Medicaid and other third-party payors, as well as from customers under co-insurance and deductible provisions.
Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our business has historically been out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems reported revenue at a higher gross billed amount, which we adjusted to an expected net amount based on historic payments. This process continues in our historic sleep therapy business, but was changed in the fourth quarter of 2010 for our historic sleep diagnostic business. As a result, the reserve for contractual allowance has been reduced, compared to the same periods in 2010, as our systems now report a larger portion of our business at estimated net contract rates. As we continue to move more of our business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.
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
A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	June 30, 2011		December 31, 2010
	Actual	Expected	Actual	Expected

Sleep diagnostic business	49.45	45 to 50	48.62	50 to 55
Sleep therapy business	67.79	55 to 60	51.30	55 to 60
We decreased our expected DSO for sleep diagnostic business from 50 to 55 days at December 31, 2010 to 45 to 50 days at June 30, 2011 as a result of continued improvement in our collection process related to amounts due from patients. We anticipate that the expected DSO for our sleep diagnostic business will continue to decrease in the future. The DSO for our sleep therapy business was inflated at June 30, 2011 as a result of timing issues related to our collections. We have also experienced an increase in the level of past due receivables in our sleep therapy business. We are currently investigating the cause of the in the increase in DSO and we expect to return to the expected range by September 30, 2011.
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
Issued Guidance
In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. We are currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.
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
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although the accounts receivable trends and the inventory physical counts related to the ApothecaryRx throughout prior periods did not generate unusual results or cause us to question the validity of the accounts to receivable or inventory balances, we feel that the significant charges recorded as a result of adjusting the inventory and accounts receivable amounts to their net realizable value subsequent to the sale of the ApothecaryRx assets represented a material weakness in our internal controls over financial reporting.
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

3.1
Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 7, 2011.

4.4
Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on May 15, 2011.

10.1
Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on May 5, 2011.

10.2
Form of Warrant Agreement dated May 4, 2011 issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on May 5, 2011.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

Exhibit No.	Description

31.2	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant (furnished herewith).

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

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

Date: August 12, 2011

	By:	/s/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011

	By:	/s/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer (Principal Accounting Officer)

Date: August 12, 2011