Form 10-Q
period 2011-09-30
Graymark Healthcare, Inc.
filed 2011-11-14
CIK 1272597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
As of November 14, 2011, 15,070,634 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.
FORM 10-Q
For the Quarter Ended September 30, 2011
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
The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, the Consolidated Condensed Statements of Operations for the three month and nine month periods ended September 30, 2011 and 2010, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.
The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$5,538,315	$639,655
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,023,298 and $2,791,906, respectively	2,945,502	2,597,848
Inventories	512,242	553,342
Current assets from discontinued operations	2,123,927	3,349,567
Other current assets	1,136,133	438,315

Total current assets	12,256,119	7,578,727

Property and equipment, net	2,948,951	3,642,847
Intangible assets, net	1,202,956	1,313,756
Goodwill	12,844,223	12,844,223
Other assets from discontinued operations	66,722	2,579,410
Other assets	355,211	733,589

Total assets	$29,674,182	$28,692,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$602,500	$909,983
Accrued liabilities	1,994,536	2,263,907
Current portion of long-term debt	19,487,017	22,768,781
Current liabilities from discontinued operations	779,646	2,140,602

Total current liabilities	22,863,699	28,083,273

Long-term debt, net of current portion	244,314	436,850

Total liabilities	23,108,013	28,520,123

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 14,992,850 and 7,238,403 issued and outstanding, respectively	1,499	724
Paid-in capital	40,007,884	29,521,558
Accumulated deficit	(33,193,006)	(29,218,977)

Total Graymark Healthcare shareholders’ equity (deficit)	6,816,377	303,305
Noncontrolling interest	(250,208)	(130,876)

Total equity (deficit)	6,566,169	172,429

Total liabilities and shareholders’ equity	$29,674,182	$28,692,552

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Net Revenues:
Services	$3,287,272	$3,530,002
Product sales	1,195,700	1,345,443

	4,482,972	4,875,445

Cost of Services and Sales:
Cost of services	1,299,030	1,349,730
Cost of sales	462,048	426,533

	1,761,078	1,776,263

Gross Margin	2,721,894	3,099,182

Operating Expenses:
Selling, general and administrative	3,316,295	3,746,016
Bad debt expense	387,388	374,689
Impairment of fixed assets	—	762,224
Depreciation and amortization	279,463	318,503

	3,983,146	5,201,432

Other (Expense):
Interest expense, net	(300,791)	(342,345)
Other expense	(3,000)	—

Net other (expense)	(303,791)	(342,345)

Income (loss) from continuing operations, before taxes	(1,565,043)	(2,444,595)
(Provision) benefit for income taxes	(3,498)	(3,498)

Income (loss) from continuing operations, net of taxes	(1,568,541)	(2,448,093)
Income (loss) from discontinued operations, net of taxes	(14,896)	(1,382,911)

Net income (loss)	(1,583,437)	(3,831,004)
Less: Net income (loss) attributable to noncontrolling interests	(27,544)	(61,233)

Net income (loss) attributable to Graymark Healthcare	$(1,555,893)	$(3,769,771)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.10)	$(0.33)
Income from discontinued operations	—	(0.19)

Net income (loss) per share	$(0.10)	$(0.52)

Weighted average number of common shares outstanding	14,885,911	7,244,516

Weighted average number of diluted shares outstanding	14,885,911	7,244,516

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Operations
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Net Revenues:
Services	$9,388,267	$11,725,974
Product sales	3,707,840	4,001,161

	13,096,107	15,727,135

Cost of Services and Sales:
Cost of services	3,814,933	4,206,611
Cost of sales	1,259,404	1,121,699

	5,074,337	5,328,310

Gross Margin	8,021,770	10,398,825

Operating Expenses:
Selling, general and administrative	10,039,289	11,891,477
Bad debt expense	628,215	1,155,583
Impairment of fixed assets	—	762,224
Depreciation and amortization	836,936	984,326

	11,504,440	14,793,610

Other (Expense):
Interest expense, net	(975,735)	(913,031)
Other expense	(12,234)	(2,487)

Net other (expense)	(987,969)	(915,518)

Income (loss) from continuing operations, before taxes	(4,470,639)	(5,310,303)
Provision for income taxes	(10,494)	(4,502)

Income (loss) from continuing operations, net of taxes	(4,481,133)	(5,314,805)
Income (loss) from discontinued operations, net of taxes	376,478	(115,184)

Net income (loss)	(4,104,655)	(5,429,989)
Less: Net income (loss) attributable to noncontrolling interests	(130,626)	(95,961)

Net income (loss) attributable to Graymark Healthcare	$(3,974,029)	$(5,334,028)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.42)	$(0.72)
Income from discontinued operations	0.04	(0.02)

Net income (loss) per share	$(0.38)	$(0.74)

Weighted average number of common shares outstanding	10,332,069	7,247,826

Weighted average number of diluted shares outstanding	10,332,069	7,247,826

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities:
Net income (loss)	$(3,974,029)	$(5,334,028)
Less: Net income (loss) from discontinued operations	376,478	(115,184)

Net income (loss) from continuing operations	(4,350,507)	(5,218,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	836,936	984,326
Noncontrolling interests	(130,626)	(95,961)
Stock-based compensation and professional services, net of cashless vesting	186,783	360,006
Bad debt expense	628,215	1,155,583
Impairment of fixed assets	—	762,224
Changes in assets and liabilities —
Accounts receivable	(975,869)	(27,388)
Inventories	41,100	(206,118)
Other assets	(319,440)	71,432
Accounts payable	(307,483)	201,512
Accrued liabilities	(269,371)	(463,038)

Net cash (used in) operating activities from continuing operations	(4,660,262)	(2,476,266)
Net cash provided by operating activities from discontinued operations	253,854	4,473,647

Net cash provided by (used in) operating activities	(4,406,408)	1,997,381

Investing activities:
Purchase of property and equipment	(50,129)	(322,567)
Disposal of property and equipment	17,889	120,969

Net cash provided by (used in) investing activities from continuing operations	(32,240)	(201,598)
Net cash provided by (used in) investing activities from discontinued operations	2,500,000	(266,755)

Net cash provided by (used in) investing activities	2,467,760	(468,353)

Financing activities:
Issuance of common stock and warrants, net of offering costs	9,317,332	—
Debt proceeds	1,000,000	16,819
Debt payments	(3,474,300)	(491,685)
Distributions to and purchase of noncontrolling interests	(5,724)	(7,000)

Net cash provided by (used in) financing activities from continuing operations	6,837,308	(481,866)
Net cash (used in) financing activities from discontinued operations	—	(1,514,081)

Net cash provided by (used in) financing activities	6,837,308	(1,995,947)

Net change in cash and cash equivalents	4,898,660	(466,919)
Cash and cash equivalents at beginning of period	639,655	959,252

Cash and cash equivalents at end of period	$5,538,315	$492,333

Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$999,718	$903,978

Interest expense, discontinued operations	$—	$1,004,821

Income taxes, continuing operations	$—	$32,270

Income taxes, discontinued operations	$—	$—

Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$1,000,000	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.
Notes to Consolidated Condensed Financial Statements
For the Periods Ended September 30, 2011 and 2010
Note 1 — Nature of Business
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
Note 2 — Basis of Presentation
As of December 31, 2010, the Company had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 million for the year then ending. The Company used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, the Company had a working capital deficit of approximately $20.5 million as of December 31, 2010. At that time, there was substantial doubt about the Company’s ability to continue as a going concern.
During May 2011 and June 2011, the Company raised a total of $9.3 million in net proceeds from a private and public offering of common stock and warrants. As of September 30, 2011, the Company had cash and cash equivalents of $5.5 million and total equity of $6.8 million. In addition, the Company expects to collect $2.0 million in the next eight months from the Indemnity Escrow Fund related to the ApothecaryRx sale transaction. The $5.5 million in cash and cash equivalents, as of September 30, 2011, and the expected cash availability over the next twelve months of $7.5 million are both more than management’s projected cash needs for the next twelve months of approximately $5.3 million. As a result, the substantial doubt about the Company’s ability to continue as a going concern has been eliminated.
As of September 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by the Company’s loan agreement with Arvest Bank (see Note 6). The Company has obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio through December 31, 2011. Since the waiver does not extend past twelve months from September 30, 2011, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets. There are no assurances that Arvest Bank will waive the debt covenant violation beyond December 31, 2011. However, management has historically been successful in obtaining waivers from Arvest Bank.

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
Interim Financial Information — The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010. The December 31, 2010 consolidated condensed balance sheet was derived from audited financial statements.
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
Restricted cash — As of September 30, 2011 and December 31, 2010, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.
Accounts receivable — The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance provisions of their health insurance policies.
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

The Company offers payment plans to patients for amounts due from them for the sales and services the Company provides. For patients with a balance of $500 or less, the Company allows a maximum of three months for the patient to pay the amount due. For patients with a balance over $500, the Company allows a maximum of six months to pay the full amount due. The minimum monthly payment amount for both plans is calculated based on the down payment and the remaining balance divided by three or six months, respectively.
Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, the Company utilizes a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin at 60 days from the initial statement. If the patient is on a payment program, these efforts begin within 30 days of the patient failing to make a planned payment. For diagnostic patients, the Company submits patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 240 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is the Company’s policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by a collection agency, the amounts previously written-off are accounted for as a recovery of bad debt. For amounts due from third party payors, it is the Company’s policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.
For the nine months ended September 30, 2011 and 2010, the amounts the Company collected in excess of recorded contractual allowances were approximately $187,000 and $243,000, respectively. These amounts reflect the amount of actual cash received in excess of the original contractual amount recorded at the time of service.
Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	September 30,	December 31,
	2011	2010
Allowance for contractual adjustments	$1,619,494	$1,676,618
Allowance for doubtful accounts	1,403,804	1,115,288

Total	$3,023,298	$2,791,906

The activity in the allowances for contractual adjustments and doubtful accounts for the nine months ending September 30, 2011 follows:

	Contractual	Doubtful
	Adjustments	Accounts	Total
Balance at December 31, 2010	$1,676,618	$1,115,288	$2,791,906
Provisions	3,653,822	628,215	4,282,037
Write-offs, net of recoveries	(3,710,946)	(339,699)	(4,050,645)

Balance at September 30, 2011	$1,619,494	$1,403,804	$3,023,298

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010
1 to 60 days	$1,808,884	$1,890,902
61 to 90 days	301,713	282,807
91 to 120 days	209,629	170,435
121 to 180 days	272,544	67,394
181 to 360 days	352,732	186,310
Greater than 360 days	—	—

Total	$2,945,502	$2,597,848

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
Included in accounts receivable are earned but unbilled receivables of approximately $216,000 and $129,000 as of September 30, 2011 and December 31, 2010, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.
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
In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management performs a review of the Company’s goodwill in the fourth quarter of each calendar year and plans to early adopt these changes effective for its review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, management has determined these changes will not have an impact on the consolidated financial statements.

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
The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the nine months ended September 30, 2011 and 2010 are summarized below:

	2011	2010
Revenues:
East	$566,874	$1,756,826
ApothecaryRx	(155,007)	65,599,725
Other	(1,184)	13,552

Total revenues	$410,683	$67,370,103

Income (loss) from discontinued operations, before taxes:
East	$27,419	$598,559
ApothecaryRx	(376,831)	(627,899)
Other	(8,834)	(85,844)
Gain recorded on sale of East	734,724	—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$376,478	$(115,184)

The balance sheet items for the Company’s discontinued operations as of September 30, 2011 and December 31, 2010 are summarized below:

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$12,290	$931,402
Accounts receivable, net of allowances	—	969,924
Inventories	68,438	68,267
Indemnity Escrow Fund	2,000,000	1,000,000
Other current assets	43,199	379,974

Total current assets	2,123,927	3,349,567

Fixed assets, net	66,722	328,680
Indemnity Escrow Fund	—	1,000,000
Intangible assets, net	—	1,087,000
Goodwill	—	163,730
Total noncurrent assets	66,722	2,579,410

Total assets	$2,190,649	$5,928,977

Payables and accrued liabilities	$779,646	$2,140,602

Note 5 — Goodwill and Other Intangibles
The carrying amount of goodwill as of September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010
Gross amount	$16,950,734	$16,950,734
Accumulated impairment losses	(4,106,511)	(4,106,511)

Carrying value	$12,844,223	$12,844,223

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

The carrying amount of intangible assets as of September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010
Gross amount	$2,085,000	$2,085,000
Accumulated impairment losses	(365,945)	(365,945)

Carrying value	$1,719,055	$1,719,055

Intangible assets as of September 30, 2011 and December 31, 2010 include the following:

	Useful	September 30, 2011			December 31,
	Life	Carrying	Accumulated		2010
	(Years)	Value	Amortization	Net	Net
Customer relationships	8 – 15	$1,139,333	$(297,558)	$841,775	$908,000
Trademark	10 – 15	229,611	(54,652)	174,959	191,533
Covenants not to compete	3 – 15	160,111	(137,500)	22,611	41,111
Payor contracts	15	190,000	(26,389)	163,611	173,112

Total		$1,719,055	$(516,099)	$1,202,956	$1,313,756

Amortization expense for the three months ended September 30, 2011 and 2010 was approximately $37,000 and $52,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $111,000 and $156,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended September 30,
2012	$146,000
2013	123,000
2014	123,000
2015	123,000
2016	116,000
Note 6 — Borrowings
The Company’s long-term debt as of September 30, 2011 and December 31, 2010 are as follows:

		Maturity	September 30,	December 31,
	Rate (1)	Date	2011	2010
Senior bank debt	6%	May 2014	$4,856,001	$8,000,000
Bank line of credit	6%	Aug. 2015	14,368,491	14,396,935
Notes payable on equipment	6 – 14%	April 2012 – Dec. 2013	307,983	417,249
Sleep center notes payable	3.25 – 6%	Mar. 2012 – Jan. 2015	100,572	225,124
Seller financing	7.65%	Sept. 2012	53,266	90,662
Notes payable on vehicles	7.5%	Nov. 2012 – Dec. 2013	45,018	63,586
Insurance premium financing	2.97%	Nov. 2011	—	12,075

Total borrowings			19,731,331	23,205,631
Less: Current portion of long-term debt			(19,487,017)	(22,768,781)

Long-term debt			$244,314	$436,850

(1)	Effective rate as of September 30, 2011

At September 30, 2011, future maturities of long-term debt were as follows:

Twelve months ended September 30,
2012	$19,487,000
2013	191,000
2014	50,000
2015	3,000
2016	—
Thereafter	—
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
As of September 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. In June 2011, the Company prepaid approximately $1.1 million in principal and interest to Arvest Bank and as a result, Arvest Bank has waived the Debt Service Coverage Ratio requirement through December 31, 2011. The prepayment represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011. As of September 30, 2011, the prepayment has a remaining balance of $694,307 and is reflected in other current assets on the accompanying condensed consolidated balance sheets. The prepayment will be recorded as interest expense and a reduction of principal in accordance with the loan agreement. There is no assurance that Arvest Bank will waive the Debt Service Coverage Ratio requirement beyond December 31, 2011. Since the waiver does not extend past twelve months from September 30, 2011, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets.
Note 7 — Commitments and Contingencies
Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the three months and nine months ended September 30, 2011 and 2010, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 8 — Capital Structure
In June 2011, the Company completed a public offering of 6,000,000 shares of common stock and warrants exercisable for the purchase of 6,700,000 shares for gross proceeds of $8,400,000 or $1.40 per combination of one share of common stock and a warrant to purchase one share of common stock. The underwriter of the offering received sales commissions of $420,350 (5% of the gross proceeds), a corporate finance fee of $168,140 (2% of the gross proceeds) and a legal and other expense allowance of $116,094 (1.4% of the gross proceeds). In conjunction with the offering, each investor received a warrant to purchase one share of common stock for each share of common stock purchased. The amount received for the warrants has been included in additional paid-in capital in the accompanying condensed consolidated balance sheets. The warrants are exercisable for the purchase of one share of common stock for $1.50 beginning June 20, 2011 and on or before June 20, 2016. The Company incurred $824,603 in expenses directly associated with the offering. These expenses have been reflected as a reduction in additional paid-in capital in the accompanying consolidated condensed balance sheets.
In conjunction with the offering, the underwriter had an option to purchase an additional 700,000 shares of the Company’s common stock and warrants to purchase 700,000 shares of the Company’s common stock solely to cover over-allotments. The underwriter exercised the full over-allotment option with respect to the warrants in conjunction with the initial closing in June 2011 and the Company received $7,000 for the purchase of such warrants. In July 2011, the Company received $472,600 in gross proceeds from the sale of 340,000 shares of common stock upon the exercise of a portion of the over-allotment shares by the underwriter. The net proceeds of the over-allotment were $439,518.
In May 2011, the Company executed subscription agreements with existing accredited investors or their affiliates to sell 1,293,103 shares of the Company’s common stock in a private placement. The proceeds of the private placement were approximately $3 million ($2.32 per share). The proceeds included $2 million in cash and $1 million from the conversion of a note payable to Valiant Investments, LLC. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $1.80 beginning November 4, 2011 and on or before May 4, 2014.
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
Note 9 — Stock Awards
In August 2011, the Company issued 85,000 shares in restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $93,500 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The stock grants immediately vested and as a result, were recorded as compensation expense on the grant date.
In July 2011, the Company issued 40,000 shares in restricted stock grant awards to a consultant to perform professional services. The fair value of the restricted stock grant awards was $50,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The stock grants vested over a five month period ending in December 2011. Professional services expense will be recorded evenly over the vesting period.
During July and August, 2011, the Company issued options to certain key employees and the Company’s chairman for the purchase of 225,000 shares of the Company’s stock at exercise prices ranging from $1.25 to $2.32. The fair value of the options was estimated to be approximately $69,000. The value of the options is recorded as compensation expense over the requisite service period which equals the vesting period for the options.

Stock-based compensation expense related to stock awards was approximately $148,000 and $22,000, respectively, during the three months ended September 30, 2011 and 2010. Stock-based compensation expense related to stock awards was approximately $191,000 and $360,000, respectively, during the nine months ended September 30, 2011 and 2010.
Note 10 — Fair Value Measurements
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
Note 11 — Related Party Transactions
On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The note bears interest at 6%. All accrued interest and principal are due at the maturity of the Note on August 1, 2011. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. In May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering. During the nine months ended September 30, 2011, the Company incurred approximately $5,000 in interest expense on the Valiant Note.
As of September 30, 2011, the Company had approximately $5.1 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $91,000 and $110,000 at September 30, 2011 and December 31, 2010, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.
The Company’s corporate headquarters and offices and the executive offices of SDC Holdings are occupied under a 60-month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $10,000 through May 2014. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the nine months ended September 30, 2011 and 2010, the Company incurred approximately $90,000 in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.
Note 12 — Subsequent Events
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:
On October 1, 2011, the Company issued 100,000 shares of common stock to the Company’s Chief Executive Officer, Stanton Nelson, pursuant to a restricted stock grant agreement and the employment agreement between the Company and Mr. Nelson. In accordance with the terms of the restricted stock grant agreement, Mr. Nelson elected to have the Company fund the personal tax liability of approximately $25,000 that Mr. Nelson owed at the time of vesting. In return, Mr. Nelson forfeited 22,216 of the shares vested which were calculated by dividing the tax withholding requirements by the market value of the stock on the date of vesting.

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
As of September 30, 2011, we operated 96 sleep diagnostic and therapy centers in 9 states; 22 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.
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
Basis of Presentation
As of December 31, 2010, we had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 million for the year then ending. We used approximately $2.4 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, we had a working capital deficit of approximately $20.5 million as of December 31, 2010. At that time, there was substantial doubt about our ability to continue as a going concern.

During May 2011 and June 2011, we raised a total of $9.3 million in net proceeds from a private and public offering of common stock and warrants. As of September 30, 2011, we had cash and cash equivalents of $5.5 million and total equity of $6.8 million. In addition, we expect to collect $2.0 million, in the next eight months, from the Indemnity Escrow Fund related to the ApothecaryRx sale transaction. The $5.5 million in cash and cash equivalents, as of September 30, 2011, and the expected cash availability over the next twelve months of $7.5 million are both more than our projected cash needs for the next twelve months of approximately $5.3 million. As a result, the substantial doubt about our ability to continue as a going concern has been eliminated.
As of September 30, 2011, our Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by our loan agreement with Arvest Bank. We have obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio through December 31, 2011. Since the waiver does not extend past twelve months from September 30, 2011, the associated debt with Arvest Bank has been classified as current in our consolidated balance sheets. There are no assurances that Arvest Bank will waive the debt covenant violation beyond December 31, 2011. However, we have historically been successful in obtaining waivers from Arvest Bank.
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
In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund ($1.0 million) will be released, subject to deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released in June 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchases the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales by the ApothecaryRx Sterling, Colorado location (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.

Results of Operations
The following table sets forth selected results of our operations for the three months and nine months ended September 30, 2011 and 2010. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.
Comparison of the Three Month and Nine Month Periods Ended September 30, 2011 and 2010

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues:
Services	$3,287,272	$3,530,002	$9,388,267	$11,725,974
Product sales	1,195,700	1,345,443	3,707,840	4,001,161

	4,482,972	4,875,445	13,096,107	15,727,135

Cost of services	1,299,030	1,349,730	3,814,933	4,206,611
Cost of sales	462,048	426,533	1,259,404	1,121,699
Selling, general and administrative	3,316,295	3,746,016	10,039,289	11,891,477
Bad debt expense	387,388	374,689	628,215	1,155,583
Impairment of fixed assets	—	762,224	—	762,224
Depreciation and amortization	279,463	318,503	836,936	984,326
Net other expense	303,791	342,345	987,969	915,518

Loss from continuing operations, before taxes	(1,565,043)	(2,444,595)	(4,470,639)	(5,310,303)
Provision for income taxes	(3,498)	(3,498)	(10,494)	(4,502)

Loss from continuing operations, net of taxes	(1,568,541)	(2,448,093)	(4,481,133)	(5,314,805)
Discontinued operations, net of taxes	(14,896)	(1,382,911)	376,478	(115,184)

Net loss	(1,583,437)	(3,831,004)	(4,104,655)	(5,429,989)
Less: Noncontrolling interests	(27,544)	(61,233)	(130,626)	(95,961)

Net loss attributable to Graymark Healthcare	$(1,555,893)	$(3,769,771)	$(3,974,029)	$(5,334,028)

Discussion of Three Month Periods Ended September 30, 2011 and 2010
Services revenues decreased $0.2 million (a 6.9% decrease) during the three months ended September 30, 2011 compared with the third quarter of 2010. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve.
The decline in revenues from sleep diagnostic services during the third quarter of 2011 compared to the third quarter of 2010 was due to a $0.5 million decrease at our IDTF locations which was offset by a $0.3 million increase at our Hospital/Outreach locations.

The $0.5 million decrease at our IDTF locations was due to the following:
•	In May 2011, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location. As part of this transition, the reimbursement model at this location changed from the IDTF third-party billing model to a rate per day model under the hospital contract and is now included in the Hospital/Outreach category. This change resulted in a decrease in IDTF revenue of $0.2 million during the third quarter of 2011 compared with the same quarter in 2010.
•	Since the third quarter of 2010, we have closed two unprofitable IDTF facilities. The closing of these facilities accounts for $0.1 million of the reduction in IDTF revenue.
•	A decrease in volumes at our existing IDTF locations during the third quarter of 2011 compared to the same quarter in 2010 drove $0.2 million of the revenue reduction.
•	The average reimbursement per sleep study from third-party payers at our existing IDTF locations was flat during the third quarter of 2011 compared with the same quarter in 2010.
The $0.3 million increase in our Hospital/Outreach locations was due to the following:
•	As described above, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the third quarter of 2011, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.2 million of the increase in revenues from Hospital/Outreach locations compared to the same quarter in 2010.
•	Since the third quarter of 2010, we have executed six new hospital agreements. The addition of these Hospital/Outreach locations accounts for $0.1 million of the increase in Hospital/Outreach revenue during the third quarter of 2011 compared to the same quarter in 2010.
•	Periodically, we receive revenues from performing research studies at our clinics in Kansas City, MO. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the third quarter of 2011, we performed significantly less research sleep studies compared to the third quarter of 2010. This decline in research studies resulted in a reduction of $0.1 million in revenue in the third quarter of 2011 compared to the third quarter of 2010.
•	An increase in volumes in our existing Hospital/Outreach business during the third quarter of 2011 caused an increase of $0.2 million in revenue compared to the third quarter of 2010.
•	A reduction in the average revenue per sleep study in our existing Hospital/Outreach business during the third quarter of 2011 resulted in a decrease in revenue of $0.1 million compared to the third quarter of 2010. The lower average reimbursement is due to a change in sleep study mix between facilities towards lower average reimbursement locations.
We continue to see improvement in sleep study volumes during 2011 at both our IDTF and Hospital/Outreach locations on a sequential quarter basis. However, much of this growth has been in Hospital/Outreach locations which provide a lower average reimbursement per sleep study
Product revenues from our sleep therapy business decreased $0.1 million (an 11.1% decrease) during the three months ended September 30, 2011 compared with the third quarter of 2010. The decrease was due to a $0.2 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.1 million increase in revenue from our re-supply business. The reduction in CPAP set-up revenues was a combination of lower volumes, driven by a lower conversion rate of sleep studies to CPAP set-ups, and a reduction in average revenue per set-up performed due to a combination of a change in the mix of payors and rate reductions from some payors. The increase in supply revenue was driven by the continued growth of our recurring re-supply revenue stream.
During the first quarter of 2011 we focused on driving increased volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives. In addition, during the third quarter of 2011, we centralized the majority of our benefits verification and scheduling processes, which drove an improvement in our conversion rate of referrals to sleep studies. We expect to complete the centralization of these processes in the early part of the fourth quarter of 2011, which we anticipate will bring additional volume enhancements.

Cost of services decreased $0.1 million (a 3.8% decrease) during the three months ended September 30, 2011 compared with the third quarter of 2010. The decrease in cost of services was primarily due to operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.
Cost of services as a percent of service revenue was 39.5% and 38.2% during the three months ended September 30, 2011 and 2010, respectively. The increase in cost of services as a percent of service revenue was primarily due to the shift in our business towards Hospital/Outreach sleep studies, Studies performed at our Hospital/Outreach locations have a lower reimbursement per sleep study compared to our IDTF locations, and as a result, have a higher cost of service as a percentage of revenue. During the third quarter of 2010, 75% of our sleep studies were preformed in an IDTF location compared to the third quarter of 2011 when 58% of our sleep studies were performed at an IDTF location. The higher cost of service percentage in Hospital/Outreach locations is more than offset by the significantly lower operating expense associated with these locations, primarily related to the lack of facility costs at these locations.
Cost of sales from our sleep therapy business was flat during the three months ended September 30, 2011 compared with the third quarter of 2010.
Cost of sales as a percent of product sales was 38.6% and 31.7% during the three months ended September 30, 2011 and 2010, respectively. The increase in cost of sales as a percent of product sales was due to a combination of higher volumes, during the third quarter of 2011, driving a higher number of product sales at an overall lower average reimbursement per set-up and average reimbursement per shipment compared to the third quarter of 2010. In addition, the following changes contributed to the increase in the cost of sales as a percent of product sales:
•	Beginning in July 2011, we began providing monthly supply shipments in our Texas, Oklahoma and Nevada markets. These monthly shipments contain fewer products than our quarterly shipments and, while profitable, the monthly shipments have a lower average revenue per shipment than quarterly shipments and a lower margin than CPAP set-ups.
•	During the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment compared to the third quarter of 2010.
Selling, general and administrative expenses decreased $0.4 million (an 11.5% decrease) to $3.3 million or 74.0% of revenue from $3.7 million or 76.8% of revenue during the three months ended September 30, 2011, compared with the third quarter of 2010. The decrease in selling, general and administrative expenses was primarily due to:
•	a decrease in operating expenses in our sleep diagnostic business of $0.3 million compared to the third quarter of 2010 primarily due to the implementation of several cost reduction initiatives including staff reductions related to the centralization of the billing, scheduling and verification of benefits functions, renegotiating of facility leases, the consolidation of non-profitable facilities during the last quarter of 2010 and the first quarter of 2011 and the increase in Hospital/Outreach agreements which have significantly lower operating costs than our IDTF facilities; and
•	a decrease in overhead incurred at the parent-company level of $0.1 million due to reductions in executive labor expenses related to staff reductions and reduced legal and other professional fee expenses which was partially offset by an increase in stock compensation expense.
Bad debt expense for the three months ended September 30, 2011, was flat compared with the third quarter of 2010 at $0.4 million. For the third quarter of 2011, bad debt expense was 8.6% of revenue compared to 7.7% in 2010. Our bad debt expense is driven primarily by the aging of our account receivable balances. In the third quarter of 2011, we saw growth in our aging categories over 180 days compared to the third quarter of 2010. The aging categories over 180 days are where our reserve rates are highest. In addition to the growth in these aging categories, in the fourth quarter of 2010, we increased our reserve rates on the claims in these categories. The combination of the growth in these older categories, which relate to revenue billed in late 2010 and early 2011, and the more conservative reserve rates in those categories compared to the third quarter of 2010 resulted in a higher reserve as a percentage of current quarter revenue.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased approximately $39,000 (a 12.3% decrease) during the three months ended September 30, 2011 compared to the third quarter of 2010. The decrease is primarily due to the fixed asset impairment of $0.8 million recorded in the third quarter of 2010 which reduced the overall asset base and depreciation rates.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased approximately $39,000 (an 11.3% decrease) during the three months ended September 30, 2011 compared with the third quarter of 2010. The decrease is related to principal reductions made on our borrowings.
Income from discontinued operations represents the net income (loss) from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued  internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the three months ended September 30, 2011 and 2010 follows:

	2011	2010
Revenues:
East	$—	$585,608
ApothecaryRx	(20,299)	21,763,674
Other	—	13,359

	$(20,299)	$22,362,641

Income (loss) from discontinued operations, before taxes:
East	$(1,234)	$195,189
ApothecaryRx	(13,517)	(1,512,078)
Other	(145)	(66,022)
Gain recorded on sale of East		—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(14,896)	$(1,382,911)

Noncontrolling interests were allocated approximately $28,000 of net loss during the three months ended September 30, 2011 compared with the third quarter of 2010 when noncontrolling interests were allocated approximately $61,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.6 million (35% of approximately $4.5 million in net revenues) during the third quarter of 2011, compared to a net loss of approximately $3.8 million (77% of approximately $4.9 million in net revenues) during the third quarter of 2010.

Discussion of Nine Month Periods Ended September 30, 2011 and 2010
Services revenues decreased $2.3 million (a 19.9% decrease) during the nine months ended September 30, 2011 compared with the first nine months of 2010. The decline in revenues from sleep diagnostic services during the first nine months of 2011 compared to the first nine months of 2010 was due to a $2.6 million decrease at our IDTF locations and a $0.1 million decrease in our clinics, offset by a $0.4 million increase at our Hospital/Outreach locations.
The $2.6 million decrease at our IDTF locations was due to the following:
•	In May 2011, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location. As part of this transition, reimbursement at this location changed from the IDTF third-party billing model to a rate per day model under the hospital contract and is now included in the Hospital/Outreach category. This change resulted in a reduction in revenue of $0.5 million during the first nine months of 2011 compared to the same period in 2010.
•	Since the third quarter of 2010, we have closed two unprofitable IDTF facilities. The closing of these facilities accounted for $0.3 million of the reduction in IDTF revenue in the first 9 months of 2011 compared to the first nine months of 2010.
•	A decrease in volumes at our existing IDTF locations during the first nine months of 2011 compared to the first nine months of 2010 resulted in a revenue reduction of $0.9 million. During the first quarter of 2011, we incurred a series of severe weather events at our locations in Kansas, Iowa, South Dakota, Oklahoma and Texas which negatively impacted our volumes in those months. As a result of the severe weather, several of our labs were forced to close on multiple days during those months, contributing to reduced volumes in the first nine months of 2011.
•	A decrease in our average reimbursement per sleep study from our existing facilities during the first nine months of 2011 resulted in a revenue reduction of $0.9 million compared to the first nine months of 2010. The year to date variance occurred primarily in the first six months of 2011 compared to the first six months of 2010 and was driven by a significant shift to in-network reimbursement beginning in the third quarter of 2010. Our average reimbursement per sleep study in our base business during the third quarter of 2011 compared to the third quarter of 2010 was consistent.
The $0.4 million increase in our Hospital/Outreach locations was due to the following:
•	As described above, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the third quarter, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.3 million of the revenue increase during the first nine months of 2011 compared to the same period in 2010.
•	Since the third quarter of 2010, we have executed six new hospital agreements. The addition of these Hospital/Outreach locations resulted in a revenue increase $0.3 million for the first nine months of 2011 compared to the first nine months of 2010.
•	Periodically, we receive revenues from performing research studies at our clinics in Kansas City, MO. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the first nine months of 2011, we performed significantly less research sleep studies compared to the same period in 2010. This decline in research studies resulted in a reduction of $0.1 million in revenue in the first nine months of 2011 compared to the same period in 2010.
•	Volume in our existing Hospital/Outreach business was flat during the first nine months of 2011 compared to the first nine months of 2010.
•	A reduction in the average revenue per sleep study in our existing Hospital/Outreach business resulted in decreased revenue of $0.1 million during the first nine months of 2011 compared to the first nine months of 2010. The lower average reimbursement is primarily due to a change in sleep study mix between facilities towards lower average reimbursement locations.

The $0.1 million decline in revenues related to our clinic services was related to the closing of our clinics in the Oklahoma City area.
During the first quarter of 2011, we focused on driving increased volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives. In addition, during the third quarter of 2011, we centralized the majority of our benefits verification and scheduling processes, which drove an improvement in our conversion rate of referrals to sleep studies. We expect to complete the centralization of these processes in the early part of the fourth quarter of 2011, which we anticipate will bring additional volume enhancements.
Product revenues from our sleep therapy business decreased $0.3 million (a 7.3% decrease) during the nine months ended September 30, 2011 compared with the first nine months of 2010. The decrease was due to $0.5 million in lower set-up revenue driven by a combination of lower volumes due to lower conversion rates of sleep studies to CPAP set-ups and lower average reimbursement per set-up, offset by a $0.2 million increase in supply revenues reflecting the continued growth of our re-supply business.
Cost of services decreased $0.4 million (a 9.3% decrease) to $3.8 million from $4.2 million during the nine months ended September 30, 2011 compared with the first nine months of 2010. The decrease in cost of services was primarily due to decreased sleep study volumes and operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.
Cost of services as a percent of services was 40.6% and 35.9% during the nine months ended September 30, 2011 and 2010, respectively. The increase in cost of services as a percent of service revenue was primarily due to the shift in our business towards Hospital/Outreach sleep studies which have a lower reimbursement per sleep study compared to our IDTF locations, and as a result has a higher cost of service as a percentage of revenue. In the first nine months of 2010, 72% of our sleep studies were preformed in an IDTF location compared to the first nine months of 2011, when 63% of our sleep studies were performed at an IDTF location. The higher cost of service percentage in Hospital/Outreach locations is more than offset by the significantly lower operating expense associated with these locations, primarily related to the lack of facility costs at these locations.
Cost of sales from our sleep therapy business increased $0.1 million during the nine months ended September 30, 2011 compared with the first nine months of 2010. The increase was due to an adjustment of approximately $0.1 million in the second quarter of 2010 to reflect the appropriate cost of sales and inventory levels for in-service equipment. Net of that adjustment, cost of sales from our therapy business would have been flat compared to the first nine months of 2010.
Cost of sales as a percent of product sales was 34.0% and 28.0% during the nine months ended September 30, 2011 and 2010, respectively. The increase in cost of sales as a percent of product sales was due to the previously described adjustment in the third quarter of 2010 (accounting for 2.7% of the 6.0% variance). In addition, the following changes contributed to the increase in the cost of sales as a percent of product sales:
•	Beginning in July 2011, we began providing monthly supply shipments in our Texas, Oklahoma and Nevada markets. These monthly shipments contain fewer products than our quarterly shipments and, while profitable, the monthly shipments have a lower average revenue per shipment than quarterly shipments and a lower margin than CPAP set-ups.
•	During the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment compared to the third quarter of 2010.
Selling, general and administrative expenses decreased $1.9 million (a 15.6% decrease) to $10.0 million or 77% of revenue from $11.9 million or 76% of revenue during the nine months ended September 30, 2011, compared with the first nine months of 2010. The decrease in selling, general and administrative expenses was primarily due to:
•	a decrease in operating expenses in our sleep diagnostic business of $1.4 million compared to the first nine months of 2010 primarily due to the implementation of several cost reduction initiatives including staff reductions, renegotiating of facility leases, consolidation of non-profitable facilities during the last three quarters of 2010 and the first quarter of 2011 and the increase in Hospital/Outreach agreements which have significantly lower operating costs than our IDTF facilities;

•	an increase in operating expense in our sleep therapy business of $0.3 million as we expanded our infrastructure in order to gain operating efficiencies and prepare for continued growth in this business unit; and
•	a decrease in overhead incurred at the parent-company level of $0.8 million due to decreased stock option expense of $0.2 million and $0.6 million related to reductions in executive labor expenses due to staff reductions and lower legal and other professional fees.
Bad debt expense for the first nine months of 2011 decreased $0.5 million (a 45.6% decrease) to $0.6 million or 4.8% of revenue from $1.2 million or 7.3% of revenue for the first nine months of 2010. Although we saw an increase in our bad debt as a percent of revenue in the third quarter of 2011, the bad debt expense for the first nine months of 2011 in dollars and as a percent of revenue have improved compared to the first nine months of 2010. Overall, we have improved our collections on current claims compared to the first nine months of 2010 and we have specific programs in place to address the growth in our older aging categories which we feel will result in an overall improvement in bad debt, both in expense and as a percent of revenue, compared to 2010.
Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million (a 15.0% decrease) during the nine months ended September 30, 2011 compared to the first nine months of 2010. The decrease is primarily due to the fixed asset impairment of $0.8 million recorded in the third quarter of 2010 which reduced the overall asset base and depreciation rates.
Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased $0.1 million (a 7.9% increase) during the nine months ended September 30, 2011 compared with the first nine months of 2010. The increase is related to interest expense on debt that was moved from discontinued operations to continuing operations.
Income from discontinued operations represents the net income (loss) from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued  internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the nine months ended September 30, 2011 and 2010 follows:

	2011	2010
Revenues:
East	$566,874	$1,756,826
ApothecaryRx	(155,007)	65,599,725
Other	(1,184)	13,552

	$410,683	$67,370,103

Income (loss) from discontinued operations, before taxes:
East	$27,419	$598,559
ApothecaryRx	(376,831)	(627,899)
Other	(8,834)	(85,844)
Gain recorded on sale of East	734,724	—
Income tax (provision)	—	—

Income (loss) from discontinued operations	$376,478	$(115,184)

Noncontrolling interests were allocated approximately $131,000 and $96,000 of net loss during the nine months ended September 30, 2011 and 2010, respectively. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.
Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $4.0 million (42% of approximately $13.1 million in net revenues) during the nine months ended September 30, 2011, compared to a net loss of approximately $5.3 million (46% of approximately $15.7 million in net revenues) during the first nine months of 2010.
Liquidity and Capital Resources
Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of September 30, 2011, our liquidity and capital resources included cash and cash equivalents of $5.5 million and working capital deficit of $10.6 million. The working capital deficit is a result of classifying our Arvest Credit Facility as current due to non-compliance with certain loan covenants. As of September 30, 2011, the outstanding principal amount of the Arvest Credit Facility was $19.2 million. As of December 31, 2010, our liquidity and capital resources included cash and cash equivalents of $1.6 million and a working capital deficit of $20.5 million.
Cash used in operating activities from continuing operations was $4.7 million during the nine months ended September 30, 2011 compared to $2.5 million for the first nine months of 2010. During the nine months ended September 30, 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.8 million, a net reduction of accounts payable and accrued liabilities totaling $0.6 million, and an increase in accounts receivable and other assets totaling $1.3 million. During the nine months ended September 30, 2010, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.1 million, increase in inventories and accounts receivable totaling $0.2 million and a decrease in accrued liabilities of $0.5 million. The primary sources of cash from operating activities from continuing operations during the third quarter of 2010 was a net increase in accounts payable of $0.2 million.
Cash provided by discontinued operations for the nine months ended September 30, 2011 was $0.2 million compared to $4.5 million for the first nine months of 2010.
Net cash used by investing activities from continuing operations during the nine months ended September 30, 2011 was approximately $32,000 compared to the first nine months of 2010 when investing activities from continuing operations used approximately $202,000.
Net cash provided by investing activities from discontinued operations during the nine months ended September 30, 2011 was $2.5 million compared to the first nine months of 2010 when we used $0.3 million. In May 2011, we sold substantially all of the assets of East for $2.5 million.
Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2011 was $6.8 million compared to net cash used in financing activities of $0.5 million during the first nine months of 2010. During the nine months ended September 30, 2011, we raised $7.3 million and $2.0 million in a public offering and private placement offering, respectively. We also received $1.0 million in proceeds from our credit facility with Valiant Investments, LLC which was subsequently repaid with common stock in conjunction with the private placement. During the nine months ended September 30, 2011, we made debt payments of $3.5 million. During the nine months ended September 30, 2010, the primary use of cash from financing activities from continuing operations was debt payments totaling $0.5 million.
Net cash used in financing activities from discontinued operations during the nine months ended September 30, 2010 was $1.5 million.

On the 12-month anniversary of the final closing date of the sale of ApothecaryRx (December 2011), 50% of the funds held in the Indemnity Escrow Fund ($1.0 million) will be released, subject to deduction for any pending claims for indemnification. There are no pending indemnity claims at this time. All remaining funds held in the Indemnity Escrow Fund will be released on the 18-month anniversary of the final closing date of the sale (June 2012), subject to any pending claims for indemnification at that time. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchased the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales of ApothecaryRx’s Sterling, Colorado location during a period prior to the closing (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.
Arvest Credit Facility
Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010 and December 2010. As of September 30, 2011, the outstanding principal amount of the Arvest Credit Facility was $19,224,492. See “Loan Agreement” below for a description of a recent consent granted by Arvest in March 2011.
Personal Guaranties. The Guarantors unconditionally guarantee payment of our obligations owed to Arvest Bank and our performance under the Loan Agreement and related documents. The initial liability of the Guarantors as a group is limited to $15 million of the last portion or dollars of our obligations collected by Arvest Bank. The liability of the Guarantors under the guaranties initially was in proportion to their ownership of our common stock as a group on a several and not joint basis. In conjunction with the employment termination of Mr. Luster, we agreed to obtain release of his guaranty. The Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely. During the third quarter of 2010, Mr. Oliver and Mr. Nelson assumed the personal guaranty of Mr. Salalati.
Furthermore, the Guarantors agreed to not sell, transfer or otherwise dispose of or create, assume or suffer to exist any pledge, lien, security interest, charge or encumbrance on the shares of our common stock owned by them that exceeds, in one or an aggregate of transactions, 20% of the respective common stock shares owned at May 21, 2008, except after notice to Arvest Bank. Also, the Guarantors agreed to not sell, transfer or permit to be transferred voluntarily or by operation of law assets owned by the applicable Guarantor that would materially impair the financial worth of the Guarantor or Arvest Bank’s ability to collect the full amount of our obligations.
Maturity Dates. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of advance or tranche (the “Tranche Note Maturity Date”). As of September 30, 2011, the Term Loan has an outstanding balance of $4,856,001 and will become due on May 21, 2014. The following table outlines the contractual due dates of each tranche of debt under the Acquisition Line:

Tranche	Amount	Maturity Date
#1	$1,026,387	6/1/2014
#2	5,217,241	7/1/2014
#3	1,536,600	7/1/2014
#4	1,490,739	7/1/2014
#5	177,353	12/1/2014
#6	4,920,171	8/1/2015

Total	$14,368,491

Interest Rate. The outstanding principal amounts of Acquisition Line and Term Loan bear interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 6% (“Floor Rate”). Prior to September 30, 2010, the Floor Rate was 5%. The WSJ Prime Rate is adjusted annually, subject to the Floor Rate, then in effect on May 21 of each year of the Term Loan and the anniversary date of each advance or tranche of the Acquisition Line. In the event of our default under the terms of the Arvest Credit Facility, the outstanding principal will bear interest at the per annum rate equal to the greater of 15% or the WSJ Prime Rate plus 5%.

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

Compliance with Financial Covenants. As of September 30, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. In June 2011, the Company prepaid approximately $1.1 million in principal and interest to Arvest Bank and as a result, Arvest Bank has waived the Debt Service Coverage Ratio requirement through December 31, 2011. The prepayment represents all principal and interest payments due to Arvest Bank between July 1, 2011 and December 31, 2011. The prepayment is reflected in other current assets on our consolidated balance sheets. The prepayment will be recorded as interest expense and a reduction of principal in accordance with the loan agreement. There is no assurance that Arvest Bank will waive the Debt Service Coverage Ratio requirement beyond December 31, 2011. Since the waiver does not extend past twelve months from September 30, 2011, the associated debt with Arvest Bank has been classified as current in our consolidated balance sheets. There are no assurances that Arvest Bank will waive the debt covenant violation beyond December 31, 2011. However, we have historically been successful in obtaining waivers from Arvest Bank.
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
Deposit Account Control Agreement. Effective September 30, 2010, we entered into a Deposit Control Agreement (“Deposit Agreement”) with Arvest Bank and Valliance Bank covering the deposit accounts that we have at Valliance Bank. The Deposit Agreement requires Valliance Bank to comply with instructions originated by Arvest Bank directing the disposition of the funds held by us at Valliance Bank without our further consent. Without Arvest Bank’s consent, we cannot close any of our deposit accounts at Valliance Bank or open any additional accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Agreement only in the event of an uncured default under the Loan Agreement, as amended.
Loan Agreement
On March 16, 2011, we entered into a Loan Agreement with Valiant Investments, LLC, an entity owned and controlled by Roy T. Oliver one of our controlling shareholders, of up to $1 million. We used the loan proceeds to fund our working capital needs. We fully advanced the loan during the third quarter of 2011 and in May 2011, we repaid the loan with common stock as part of our private placement offering.
On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan and Arvest will waive the debt service coverage ratio and minimum net worth covenants through December 31, 2011 on the following conditions:
•	On or before September 30, 2011, Graymark will pay to Arvest the greater of $3 million or one-third of the proceeds of any public equity offering (we made a $3 million payment to Arvest on May 12, 2011);
•	On or before September 30, 2011, Graymark will pay Arvest a fee equal to 0.25% of the outstanding loan balance as of September 30, 2011 (we paid this fee on September 30, 2011);
•	If Graymark is not in compliance with the debt service coverage ratio and minimum net worth covenants on December 31, 2011, Graymark will pay Arvest a fee equal to 0.50% of the then outstanding balance of the loan (which does not cure any default in such covenants);
•	On September 30, 2011, Graymark will prepay all interest and principal payments due to Arvest between July 1, 2011 and December 31, 2011 (we made this prepayment in the amount of $1.1 million on September 30, 2011);
•	On September 30, 2011, if Graymark has received at least $15 million in proceeds from a public equity offering then Graymark will escrow with Arvest all principal and interest payments due to Arvest between January 1, 2012 and September 30, 2012 (our public offering did not exceed $15 million);

•	Graymark may not repay any amounts on the $1 million loan from Valiant Investments before August 1, 2011 except that Graymark may repay such loan in full if Graymark has received more than $10 million in proceeds from a public equity offering and if Graymark has received less than $10 million from a public equity offering then Graymark will be permitted to make interest payments only on such loan; and
•	The $1 million Valiant Investments loan is subordinated to Arvest’s credit facility in all respects (the Valiant Investments loan was converted into shares of our common stock in May 2011).
Financial Commitments
Our future commitments under contractual obligations by expected maturity date at September 30, 2011 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total

Long-term debt (1)	$20,677,492	$252,216	$2,614	$—	$20,932,322
Operating leases	1,240,698	2,008,413	872,396	2,180,705	6,302,212

	$21,918,190	$2,260,629	$875,010	$2,180,705	$27,234,534

(1)	Includes principal and interest obligations.
Our uses of cash for the next twelve months will be principally for working capital needs and debt service as we do not have any material capital expenditures planned, however, we do have contractual commitments of approximately $21.9 million for payments on our indebtedness and for operating lease payments. Included in the long-term debt obligations due in the next twelve months is our Arvest Credit Facility of $19.2 million. The Arvest Credit Facility is currently classified as current due to non-compliance with certain loan covenants. There are no assurances that Arvest Bank will waive the debt covenant violation beyond December 31, 2011. However, management has historically been successful in obtaining waivers from Arvest Bank. Assuming we are successful in obtaining a waiver of our debt covenant violation beyond December 31, 2011, we believe we have sufficient liquidity from cash and cash equivalents on hand and funds that will be received from the Indemnity Escrow Fund to fund our operations for the next twelve months.
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
We offer payment plans to patients for amounts due from them for the sales and services we provide. For patients with a balance of $500 or less, we allow a maximum of three months for the patient to pay the amount due. For patients with a balance over $500, we allow a maximum of six months to pay the full amount due. The minimum monthly payment amount for both plans is calculated based on the down payment and the remaining balance divided by three or six months, respectively.
Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, we utilize a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin at 60 days from the initial statement. If the patient is on a payment program, these efforts begin within 30 days of the patient failing to make a planned payment. For our diagnostic patients, we submit patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For our therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 240 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is our policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by our collection agency, the amounts previously written-off are accounted for as a recovery of bad debt. For amounts due from third party payors, it is our policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.
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
A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	September 30, 2011		December 31, 2010
	Actual	Expected	Actual	Expected
Sleep diagnostic business	55.48	45 to 50	48.62	50 to 55
Sleep therapy business	66.96	55 to 60	51.30	55 to 60
Our DSO for September 20, 2011 was above expectations for both our diagnostic and therapy business. In both businesses, we saw an increase in the balances in our aging categories over 180 days, which are our highest reserve rate categories. We have identified specific action plans to address the claims in these categories and expect our DSO to return to expected levels in the fourth quarter of 2011.
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
Issued Guidance
In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated results of operations and consolidated financial position.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. We perform a review of our goodwill in the fourth quarter of each calendar year and plan to early adopt these changes effective for our review of goodwill in the fourth quarter of 2011. As these changes should not affect the outcome of the impairment analysis of a reporting unit, we have determined these changes will not have an impact on the consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Repurchases of Equity Securities
During August 2011, we acquired, by means of net share settlements, 3,763 shares of Graymark common stock, at a price of $1.03 per share, related to the vesting of an employee restricted stock award to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

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
Date: November 14, 2011

By:	/S/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2011

By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer (Principal Accounting Officer)
Date: November 14, 2011