Form 10-K
period 2011-12-31
Graymark Healthcare, Inc.
filed 2012-04-09
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-34171

GRAYMARK HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 N. Robinson Avenue, Ste. 400

Oklahoma City, Oklahoma 73102

(Address of principal executive offices)

(405) 601-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price on The Nasdaq Stock Market) was approximately $8,521,000.

As of April 9, 2012, 15,070,634 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2011 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

GRAYMARK HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

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

Sleep Management Solutions Overview

Our Sleep Management Market Opportunity

We believe that the market for Sleep Management Solutions is large and growing with no clear market leader. A number of factors support the future growth of this market:

•	Large and undiagnosed population of patients that suffer from sleep disorders. There are a substantial number of undiagnosed patients who could benefit from diagnosis and treatment of sleep disorders. There are an estimated 50 million Americans that suffer from chronic, long-term sleep disorders, according to the National Institutes of Health, or NIH. There are over 80 different sleep disorders, including obstructive sleep apnea, or OSA, insomnia, narcolepsy and restless legs syndrome. The primary focus of our business is OSA, which the National Sleep Foundation estimates occur in at least 18 million Americans. Moreover, according to the American College of Physicians, about 80% of persons with sleep apnea go undiagnosed.

•	Increasing awareness of diagnosis and treatment options, particularly for OSA. We believe there is an increasing awareness among the U.S. population and physicians in particular about the health risks and the availability and benefits of treatment options for sleep disorders. Of significant importance, OSA can have serious effects on people’s health and personal lives. OSA is known to increase the risk for several serious health conditions, including obesity, high blood pressure, heart disease, stroke, diabetes, depression and sexual dysfunction. Additionally, OSA may result in excessive daytime sleepiness, memory loss, lack of concentration and irritability. OSA and its effects may increase the risk for automobile accidents and negatively affect work productivity and personal relationships. In addition, as physicians become aware of the links between OSA and other serious health conditions, physicians are increasingly referring patients for sleep studies.

•	Growth in obesity rates. OSA is found in people of every age and body type, but is most commonly found in the middle-aged, obese population. Obesity is found in approximately 72 million adults in America and is a growing problem in the United States. By 2020, the number of obese Americans is expected to be approximately 103 million. Obesity exacerbates OSA by enlarging the upper airway soft tissue structures and narrowing the airway. Not only does obesity contribute to sleep disorders such as OSA, but sleep disorders can also contribute to obesity. We believe individuals suffering from OSA generally have less energy and ability to exercise or keep a strict diet. Medical studies have also shown that sleep disorders can impair metabolism and disrupt hormone levels, promoting weight gain.

•	Large aging population. An aging U.S. population, led by approximately 78 million baby-boomers, is becoming increasingly at risk for OSA. As their soft palates enlarge, their pharyngeal fat pads increase in size and the shape of bony structures around the airway change.

We believe these factors present a significant business opportunity for us because we provide a complete continuum of care for those who suffer from OSA – from initial diagnosis to treatment with a continuous positive airway pressure, or CPAP, device to providing ongoing CPAP supplies and long-term follow-up care.

•	The amount being spent on sleep disorder diagnosis and treatment is increasing. A 2010 Frost & Sullivan report estimated the U.S. sleep diagnostic market was $1.4 billion in 2008, and that it will grow to $3.4 billion by 2015 for a compound annual growth rate of 14.3%.

•	The sleep diagnostic market is highly fragmented. Our presence as one of the largest overall providers of sleep diagnostic services with 100 total diagnostic and therapy locations comprised of 22 independent sleep care centers and 78 hospital sleep diagnostic programs, out of a total we estimate includes 4,000 sleep clinics in the United States, illustrates the level of fragmentation in the market. Only a limited number of companies provide a comprehensive solution which includes initial diagnosis to treatment with a CPAP device and the provision of ongoing CPAP supplies and long-term follow-up care.

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

CPAP Device Supply

If the physician determines the patient suffers from OSA following the review of the sleep study results, then the patient is generally prescribed the American Academy of Sleep Medicine’s, or AASM, preferred method of treatment, which is with a CPAP device. Patients return to our clinic for an overnight study to determine the optimal air pressure to prescribe with the CPAP device. Sometimes, both the diagnosis and air pressure study are done in one night. Effective January 1, 2010, regulatory restrictions prevent Medicare from making payments to sleep diagnostics centers that sell CPAP devices unless the diagnosis has been made by a medical director who is board-certified in sleep medicine or who meets other specified criteria. All of the sleep studies we conduct, except for those conducted at one of our non-accredited centers, qualify us to receive Medicare reimbursement for the sale of CPAP devices.

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

Discontinued Operations Overview

In May 2011 and December 2010, we executed the sale of substantially all of the assets of the Company’s subsidiaries, Nocturna East, Inc. (“East”) and ApothecaryRx, LLC (“ApothecaryRx”), respectively. East operated the Management Services Agreement (“MSA”) under which we provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services. ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. See “Discontinued Operations” for more information on our sale of East’s and ApothecaryRx’s assets and East’s and ApothecaryRx’s historical businesses.

Our Growth Strategy

We intend to grow our business as a provider of sleep diagnostic services and care management for sleep disorders. The following are the key elements of our growth strategy:

•	Expand sleep diagnostic and care management capabilities through strategic acquisitions. We intend to drive growth primarily by acquiring successful sleep clinics and hospital sleep diagnostic centers in our existing geographic markets and by expanding into new markets. We believe that we are well-positioned to acquire and successfully integrate sleep clinics because of our size, our experienced management team, and our knowledge of the regulatory environment. Our scale allows us to provide central services to our sleep clinics, which create economic synergies across acquired sleep clinics and reduces our operating costs per clinic. We expect to focus our acquisition opportunities on large diagnostic clinics that will be accretive to our earnings and that have not previously provided, or have not maximized the opportunity for providing, comprehensive services to their patients. When we acquire additional hospital sleep diagnostic centers we enter into a management contract to manage the existing sleep center without any purchase price or capital outlay on our part which allows us to increase our therapy business through additional patient referrals without adding to our cost base. We expect to add our care management and ongoing re-supply services to existing high volume diagnostic services to generate additional revenues. Through acquisitions, we intend to continue to standardize and integrate billing, human resources, purchasing and IT systems, diversify our payor rates through expansion into different geographic markets and promote best clinical and operational practices across each of our sleep clinics.

•	Drive internal growth. We use marketing initiatives to increase the awareness of sleep disorders and their negative health effects, as well as to promote our comprehensive solution to those that suffer from sleep disorders in the markets we serve. We also use direct marketing representatives to identify strategic hospital and physician group alliances and to market our sleep diagnostic services and care management alternatives to area physicians. We believe that these initiatives, along with a growing, underserved primary target demographic, will increase utilization rates at our sleep clinics and drive revenue growth. We intend to increase referrals from non-traditional sources, including a focus on self-pay customers and corporate customers. We believe that corporate payors in a number of industries, such as trucking and other common carriers, could benefit from the diagnosis and treatment of sleep disorders of their employees. In addition, based on our understanding of and compliance with heightened regulatory requirements, we believe that we will be able to expand our business more easily than other independent sleep care centers.

•	Expand on-going care management and disposable re-supply program. Generally OSA is a long-term chronic disorder, and patients being treated for OSA are generally treated for life. With our comprehensive model of care, ability to improve patient compliance with therapy, and scale, we are able to maintain a long-term, diversified, recurring revenue stream. We provide our patients with an ongoing supply of disposable supplies for their therapy as well as periodic replacement of their CPAP devices. In addition, by virtue of our long-term approach to managing a patient’s sleep disorder, patients periodically undergo additional diagnostic tests and CPAP pressure optimization.

Company History

We were formed on January 2, 2008, when our predecessor company, Graymark Productions Inc., acquired ApothecaryRx, LLC, and SDC Holdings, LLC, collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx, LLC and SDC Holdings, LLC and, accordingly, the historical financial statements prior to December 31, 2007 are those of ApothecaryRx, LLC and SDC Holdings, LLC as adjusted for the effect of the Graymark Acquisition. In conjunction with the Graymark Acquisition, all former operations of Graymark Productions were discontinued. On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx. As a result of the sale of ApothecaryRx’s assets, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations. Over the last three years, we have acquired and continue to operate three sleep businesses, raising the total number of sleep clinics and therapy locations we operate to 22 independent sleep care and therapy centers in five states: Oklahoma (5), Texas (7), Nevada (3), Iowa (3) and Kansas (4). In addition, we manage 78 hospital sleep diagnostic programs in 9 states: Oklahoma (2), Texas (8), Kansas (2), Nebraska (21), South Dakota (12), Minnesota (7), Iowa (22), Missouri (3) and Georgia (1).

Specifically, during the period from January 1, 2009 to December 31, 2011, we completed the following acquisitions:

Acquisition Date	Business Acquired
August 2009	somniCare, Inc.
August 2009	somniTech, Inc.
September 2009	Avastra Eastern Sleep Center, Inc. (disposed in April 2011)
December 2011	Village Sleep Center

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

Sleep Clinics and Care Management

We provide a comprehensive diagnosis, and care management solution for the growing population of Americans with sleep disorders. Patients at risk for, or suspected of suffering from, a sleep disorder are referred to one of our sleep clinics by independent physicians, dentists, group practices, or self-referrals that generally come from our reputation in the community and our marketing and advertising efforts. Our sleep clinics typically consist of two to eight bed facilities and are overseen by our medical directors. At our sleep clinics, we administer an overnight polysomnogram, or sleep study, to our patients, which monitors blood oxygen level, heart rate, respiratory function, brain waves, leg movement and other vital signs through small and painless electrical sensors applied to the patient. We compile this information into a detailed sleep report which includes an interpretation of the data and diagnosis by our medical director.

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

After completion of the sleep study and pressure setting process, the patient can purchase a CPAP device from us. The initial CPAP device set-up for those patients that purchase a CPAP device from us typically occurs at our therapy location close to where the patient received their sleep study or in some cases at the patient’s home. Our clinical staff contacts the patient by phone two days, two weeks, two months, six months and each six months thereafter. We question each patient on their compliance, their product satisfaction and their need for additional supplies. We work with these patients to ensure that they are satisfied with the fit of their mask. Our medical staff has a meeting with each new CPAP device user approximately 45 days after receipt of the device. At that meeting, we download actual patient compliance data from their CPAP device, determine the true compliance to-date and take steps to ensure the greatest chance for long-term success for the patient, including additional medical intervention, if necessary. We believe that this continuing contact with the patient separates us from our competition, helps raise patient compliance and ultimately results in patient satisfaction. We also work closely with the patient’s physician to aid in follow-up care and monitoring of the treatment. In addition to selling CPAP devices to patients with OSA, we offer a program by which patients can routinely receive the components of the CPAP device that must be regularly replaced (such as masks, hoses, filters and other parts). Our patient reorder supply program, or PRSP, is offered through our Nocturna Sleep Therapy business. The PRSP periodically supplies the disposable components of the CPAP system to our patients, which enables them to better maintain their CPAP devices for a better patient outcome and provides us with a long-term recurring revenue stream. Typically there is a need for replacement parts in three or six month increments. We use insurance recommendations to determine the timing on shipments. We believe our PRSP program also assists in the long-term success of our patients. We believe that our compliance monitoring programs exceed industry standard practices. For example, we are not aware of any national competitor for CPAP equipment that has dedicated medical personnel that offer such in-person care. The majority of our competitors ship the CPAP device to the patient’s house with no regularly scheduled in-person contact with dedicated medical staff. We believe that our continuing care management positions us well as federal payors have implemented standards which require proof of CPAP compliance prior to payment beyond three months of treatment, and increasingly, commercial carriers are adopting similar standards.

Sleep Disorders – Obstructive Sleep Apnea

There are over 80 different sleep disorders, including obstructive sleep apnea, or OSA, insomnia, narcolepsy and restless legs syndrome. The most common diagnosis for patients at sleep medicine centers is OSA, a sleep disorder, which the National Sleep Foundation estimates occur in at least 18 million Americans. OSA occurs when the soft tissue in the rear of the throat narrows and repeatedly closes during sleep, causing the body to temporarily stop breathing. Those that suffer from OSA typically have an apnea-hypopnea index, or AHI, which represents the average number of times they stop breathing per hour during the night, of five or more. These frequent episodes can have a serious, deleterious effect on the health and personal lives of those with OSA. OSA is known to increase the risk for obesity, high blood pressure, heart disease, stroke, diabetes, depression and sexual dysfunction, among other negative health conditions. Additionally, OSA may result in excessive daytime sleepiness, memory loss, lack of concentration and irritability, all of which can increase the risk for automobile accidents and negatively affect work productivity and personal relationships.

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

Sleep Disorder Product Supplier Relationships

We purchase our sleep disorder and CPAP devices from several vendors including: Fisher & Paykell Appliances Limited, Respironics Inc., ResMed Inc., DeVilbiss Healthcare LLC. We maintain a limited inventory of sleep disorder products to lessen the impact of any temporary supply disruption.

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

Corporate Practice of Medicine. Generally, state laws prohibit anyone but duly licensed physicians from exercising control over the medical judgments or decisions rendered by other physicians. This is commonly referred to as the “corporate practice of medicine” doctrine. States vary widely in the interpretation of the doctrine. Some states permit a business entity (such as a regular business corporation or limited liability company) to hold, directly or indirectly, contracts for the provision of medical services, including the performance and/or interpretation of diagnostic sleep studies, and to own a medical practice that provides such services, as long as only physicians exercise control over the medical judgments or decisions of other physicians. Other states, including states such as New York, Illinois, Texas and California, have more specific and stringent prohibitions. In such states, the medical practice in which a physician is employed or engaged as an independent contractor must itself be licensed or otherwise qualified to do business as a professional entity (and owned exclusively by physicians who are licensed to practice medicine in the state) or as a licensed diagnostic and treatment facility. Failure to comply with these laws could have material and adverse consequences, including the judicially sanctioned refusal of third-party payors to pay for services rendered, based upon violation of a statute designed to protect the public, as well as civil or criminal penalties. We believe that we are in compliance with the corporate practice of medicine laws in each state in which our sleep centers operate. We do not exercise control over the medical judgments or decisions of our affiliated physicians. While we believe we are in compliance with the requirements of the corporate practice of medicine laws in each state where our sleep centers are located, these laws and their interpretations are continually evolving and may change in the future. Moreover, these laws and their interpretations are generally enforced by state courts and regulatory agencies that have broad discretion in their enforcement.

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

With respect to our sleep centers, there has been a trend developing to require facilities that provide sleep diagnostic testing to become accredited by the American Academy of Sleep Medicine (AASM) or The Joint Commission, as well as additional credentialing for physicians diagnosing sleep studies and the licensing of technical personnel to perform diagnostic testing procedures. As of December 31, 2011, 11 of our free standing sleep centers have been accredited by the AASM. We also have one free standing sleep center that is accredited through The Joint Commission. We are actively working on having our remaining sleep centers accredited. Also, Medicare requires that all Durable Medical Equipment (DME) suppliers be accredited. All of our sleep therapy facilities providing DME are accredited by The Joint Commission or by the Accreditation Commission for Healthcare (ACHC).

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

We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals, or private-pay. During 2011, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 56% commercial insurance, 11% Medicaid/Medicare, 10% private-pay and 23% from hospital contracts. During 2010, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 61% commercial insurance, 12% Medicaid/Medicare, 5% private-pay and 22% from hospital contracts. Pricing for private-pay patients is based on prevailing regional market rates.

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

Discontinued Operations

On May 10, 2011, we executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. pursuant to which we sold substantially all of the assets of our subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which we provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services was terminated. Our decision to sell the assets of East was primarily based on management’s determination that the operations of East no longer fit into our strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit our ability to sell CPAP devices and other supplies at the East locations.

On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx’s independent retail pharmacy business to Walgreens. Through ApothecaryRx, we operated independent retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. We had historically grown our pharmacy business by acquiring financially successful independently-owned retail pharmacies from long-term owners that were approaching retirement. The acquired pharmacies successfully maintained market share due to their convenient proximity to healthcare providers and services, high customer service levels, longevity in the community, competitive pricing. Additionally, our independent pharmacies offered supportive services and products such as pharmaceutical compounding, durable medical equipment, and assisted and group living facilities. The pharmacies were located in mid-size, economically-stable communities and we believed that a significant amount of the value of the pharmacies resides in retaining the historical pharmacy name and key staff relationships in the community. Prior to the sale, we owned and operated 18 retail pharmacies located in Colorado, Illinois, Missouri, Minnesota, and Oklahoma.

Employees

As of March 15, 2012, we had 186 full-time and 31 part-time employees at Graymark Healthcare, Inc. and its wholly-owned subsidiaries. Our employees are not represented by a labor union.

Item 1A. Risk Factors.

We have a bank credit facility of approximately $19 million and we may not achieve compliance with the Debt Service Coverage Ratio requirements which begin March 31, 2013.

We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of December 31, 2011, the outstanding principal amount of the Arvest Credit Facility was $18,823,129. In connection with our sale of the assets of ApothecaryRx to Walgreens, we reduced the outstanding balance on the Arvest Credit Facility by $22 million during 2010. We made additional principal payments of $3.4 million in 2011. Commencing with the calendar quarter beginning January 1, 2013 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. As of December 31, 2011, our Debt Service Coverage Ratio is less than 1.25 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently developing and executing a combination of strategic, operational and debt reduction strategies aimed at achieving compliance with the Debt Service Coverage Ratio covenant. If we are unsuccessful in achieving compliance with the Debt Service Coverage Ratio covenant, there is no assurance that Arvest Bank will waive or further delay the requirement.

In the event we receive a notice of default from Arvest Bank and the default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of certain of our current and former executive officers and our largest stockholder and in general our assets. In addition, in connection with a third amendment to the Arvest Credit Facility in July 2010, we also entered into a Deposit Control Agreement with Arvest Bank covering our accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the Loan Agreement, as amended.

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

We incurred indebtedness with an outstanding balance at December 31, 2011 of approximately $19 million to fund the acquisitions of our existing sleep centers. The outstanding principal amounts under the Arvest Bank credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 6%. Prior to June 30, 2010, the floor rate was 5%. Further details about this indebtedness can be found in the footnotes to our consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2011, we had total liabilities of approximately $23.2 million. Because of our history of incurring significant losses, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have financed our operations through revenues from operations, as well as the issuance of debt and equity securities and have incurred losses in the past two years. Net losses were $5.9 million in 2011 and $19.1 million in 2010. As of December 31, 2011, we had an accumulated deficit of $35.1 million. While we have instituted a strategy for re-engineering our operations to reduce costs, generate additional revenues, and generate operating cash flow, we continue to incur losses and do not yet generate cash flows from operations. As a result, we expect to continue to incur significant operating losses. Because of the numerous risks and uncertainties associated with our business re-engineering plan, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

There has been a trend developing to require facilities that provide sleep diagnostic testing and durable medical equipment to become accredited by an approved accreditation organization as well as additional credentialing for physicians diagnosing sleep disorders and the licensing of technical personnel to perform diagnostic testing procedures. As of March 1, 2012, 11 of our free standing sleep centers are accredited by the American Academy of Sleep Medicine, or the AASM. In addition, we have one free standing sleep center that is accredited through The Joint Commission. We are actively pursuing accreditation for our remaining sleep centers. Also, Medicare requires that all Durable Medical Equipment (DME) suppliers be accredited. All of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare, or ACHC. During 2010, one of our DME suppliers, somniCare Overland Park, Kansas location, became the first sleep therapy company in America to be accredited by the AASM.

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

During the years ended December 31, 2011 and 2010, we were wholly or partially reimbursed by third-party plans for approximately 90% and 95%, respectively of our revenue from sleep diagnostic services and product sales. The sleep diagnostic revenue reimbursed by third-party plans, including Medicare and Medicaid plans, generally have lower gross margins compared to sales or services paid outside a third-party plan. Increases in the costs of our sleep related products may not be sufficiently offset by increases in reimbursement rates. In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations. During the years ended December 31, 2011 and 2010, 11% and 12%, respectively, of our sleep diagnostic revenues were attributable to Medicaid and Medicare reimbursement. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates as part of healthcare cost containment.

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

We are dependent on merchandise vendors to provide sleep disorder related products for our resale. Our largest sleep product suppliers are Fisher & Paykel Healthcare, which supplied approximately 38% and 39% of our sleep supplies in the years ended December 31, 2011 and 2010, respectively, and ResMed, Inc., which supplied approximately 32% and 30% of our sleep supplies in the years ended December 31, 2011 and 2010, respectively. In our opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of our needs, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to our business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

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

Our business has primarily grown through the acquisition of existing businesses and in the future we intend to continue to grow our business through the acquisition of existing businesses. When we acquire such existing businesses our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such companies, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired businesses with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

The goodwill and other intangible assets acquired pursuant to our acquisitions of sleep centers may become further impaired and require additional write-downs and the recognition of additional substantial impairment expense.

At December 31, 2011, we had approximately $13.8 million and $1.2 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our sleep centers during the years 2007 through 2011. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature. Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units. Our evaluation of goodwill and indefinite lived intangible assets completed during 2011 did not identify any impairment. During our evaluation in 2010, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value of our intangible assets associated with Nocturna East, Inc. and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets.

In the event that this goodwill or other intangible assets are determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

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

On December 21, 2011, we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2). The notice indicated that we had been granted 180 calendar days, or until June 18, 2012, to regain compliance.

In addition, we have a history of continuing operating losses. Net losses were $5.9 million in 2011 and $19.1 million in 2010. As of December 31, 2011, we had an accumulated deficit of $35.1 million and stockholders’ equity of $4.8 million. NASDAQ Marketplace Rule 5550(b), the continued listing standards for primary equity securities on The Nasdaq Capital Market requires stockholders’ equity of at least $2.5 million. Given our history of operating losses and our forecasts for 2012, we expect to have stockholders’ equity of less than $2.5 million during 2012 absent the issuance of additional equity securities, the sale of assets, or the acquisition of another company or business. If we were to have less than $2.5 million in stockholders’ equity as at the end of a reporting period, we would be in violation of the Nasdaq continuing listing rules. If we did not regain compliance with the continued listing standards, our common stock would be subject to delisting.

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

Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 61% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

Our corporate headquarters and offices are located in Oklahoma City, Oklahoma. These office facilities consist of approximately 14,900 square feet and are occupied under a lease agreement with City Place, LLC (“City Place”), requiring monthly rental payments of $17,970 plus additional payments for our allocable share of the basic expenses of City Place. The lease agreement with City Place expires on March 31, 2017. Non-controlling interests in City Place are held by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our Chief Executive Officer. We believe that suitable additional or substitute space will be available as needed on reasonable terms.

As of December 31, 2011, we operated 22 free standing sleep clinics and therapy locations in 5 states. Each location is occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments. The following table presents, as of December 31, 2011, the locations and lease expiration dates of occupancy leases of each sleep center or clinic.

Sleep Center and Therapy Service Center (City and State)	Lease Expiration Date
Iowa:
Waukee	Mar. 2012
Waukee	Mar. 2012
Pleasant Hill	Nov. 2012
Kansas:
Overland Park	Jun. 2015

Sleep Center and Therapy Service Center (City and State)	Lease Expiration Date
Overland Park	Oct. 2027
Missouri:
Lee’s Summit	Sep. 2015
Kansas City	Dec. 2014
Nebraska:
Omaha	Jan. 2013
Nevada:
Charleston	Month-to-month
Henderson	Dec. 2013
Oklahoma:
Tulsa	Nov. 2015
Oklahoma City	Sep. 2014
Norman	Jan. 2014
South Dakota:
Sioux Falls	Nov. 2013
Texas:
Southlake – Keller	Jul. 2013
McKinney	Oct. 2016
Bedford	Dec. 2013
Waco	Jan. 2018

Item 3. Legal Proceedings.

From time to time, we are subject to claims and suits arising in the ordinary course of our business, including claims for damages for personal injuries. In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Quarter Ended	High	Low
December 31, 2011	$1.10	$0.46
September 30, 2011	$1.30	$1.00
June 30, 2011	$2.60	$1.25
March 31, 2011	$3.60	$2.68
December 31, 2010	$6.00	$2.80
September 30, 2010	$5.36	$4.36
June 30, 2010	$6.08	$4.00
March 31, 2010	$7.36	$4.24

The share prices listed above have been adjusted to reflect the 1-for-4 reverse stock split effected after the close of business on June 3, 2011. On March 26, 2012, the closing price of our common stock as quoted on Nasdaq was $0.80.

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

Holders of Equity Securities

As of March 15, 2012, we have 639 owners of our common stock; 96 record owners and 543 owners in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2011, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 2008 Long-Term Incentive Plan and 2003 Stock Option Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	238,216	$1.98	142,992
2003 Stock Option Plan	1,000	$15.00	—

Equity compensation plans not approved by security holders:
Warrants issued to ViewTrade Financial and its assigns	25,068	$4.80	—
Options issued to directors	30,000	$15.00	—

Total	294,284	$1.73	142,992

Unregistered Sales of Equity Securities

All of our unregistered sales of equity securities during 2011 have been previously reported in the Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

During the three months ended December 31, 2011, we acquired, by means of net share settlements, 22,216 shares of Graymark common stock, at an average price of $1.10 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

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

There are non-controlling interests held in some of our testing facilities, typically by physicians located in the geographical area being served by the diagnostic sleep testing facility.

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

During May 2011 and June 2011, we raised a total of $9.3 million in net proceeds from a private and public offering of common stock and warrants. As of December 31, 2011, we had cash and cash equivalents of $4.9 million and total equity of $4.8 million. In addition, we expect to collect $1.0 million in June 2012 from the Indemnity Escrow Fund related to the ApothecaryRx sale transaction. The $4.9 million in cash and cash equivalents, as of December 31, 2011, and the expected cash availability over the next twelve months of $5.9 million are both more than our projected cash needs for the next twelve months of approximately $5.0 million. As a result, the substantial doubt about our ability to continue as a going concern has been alleviated.

As of December 31, 2011 and 2010, our Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by our loan agreement with Arvest Bank. We have obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio until March 31, 2013. As a result, the associated debt with Arvest Bank has been classified as long-term in the accompanying consolidated balance sheets. As of December 31, 2010, we did not have a waiver that extended past twelve months, so the associated debt with Arvest Bank was classified as current at that time. There are no assurances that Arvest Bank will waive any future debt covenant violations. However, we have historically been successful in obtaining waivers from Arvest Bank.

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

In May 2011, we executed subscription agreements with existing accredited investors or their affiliates to sell 1,293,103 shares of our common stock in a private placement. The proceeds of the private placement were approximately $3 million ($2.32 per share). The proceeds included $2 million in cash and $1 million from the conversion of the Valiant Note. In conjunction with the private placement, each investor received a warrant to purchase one share of common stock for each common share purchased pursuant to the subscription agreement. The warrants are exercisable for the purchase of one share of common stock for $1.80 beginning November 4, 2011 and on or before May 4, 2014.

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

Discontinued Operations

On May 10, 2011, we executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. pursuant to which we sold substantially all of the assets of our subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which we provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services was terminated. Our decision to sell the assets of East was primarily based on our determination that the operations of East no longer fit into our strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit the our ability to sell CPAP devices and other supplies at the East locations. As a result of the sale of East, the related assets, liabilities, results of operations and cash flows of East have been classified as discontinued operations in the accompanying consolidated financial statements.

On September 1, 2010, we executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) providing for the sale of substantially all of the assets of our subsidiary, ApothecaryRx to Walgreens. ApothecaryRx operated 18 retail pharmacies selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. The final closing of the sale of ApothecaryRx’s assets occurred in December 2010. As a result of the sale of ApothecaryRx’s assets, the remaining assets, and liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations for financial statement reporting purposes.

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

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released in June 2012 (the 18- month anniversary of the final closing date of the sale), subject to any pending claims for indemnification.

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

Business Operations —Strategic Plan

Over the last twelve months, we have developed a strategic plan for our business operations that is focused on the following goals:

•	generate significant organic revenue growth;

•	expand operating margins;

•	improve and accelerate cash flow; and

•	increase net income and shareholder value.

Significant Organic Revenue Growth. Management believes that we can achieve significant organic revenue growth by pursuing the following initiatives:

Independent Sleep Care Centers.

We have set specific volume goals by month in 2012 for each of our facilities. We are designing and implementing an incentive pay structure for our sales force to reward them for achieving and surpassing the volume goals. Furthermore, we will enhance our existing monitoring process to enable management to follow volume by location on a daily, weekly and monthly basis to facilitate meeting our volume goals.

We have reengineered our scheduling process in order to schedule patients faster, minimize no shows and last minute cancellations, maximize operating efficiencies by improving tech to patient ratio and maximizing the use of our existing capacity. We feel our reengineered process will increase the rate at which we convert positively diagnosed sleep study patients to therapy services and increase the rate at which we convert therapy service patients to re-supply patients which builds our recurring revenue patient base.

Hospital Sleep Diagnostic Program Management Agreements.

We continue to identify new hospital-based sleep labs and execute management agreements with the facilities that have existing diagnostic sleep operations. We believe that working with facilities that have existing operations ensures that the agreements will be immediately accretive to our earnings. We have set specific volume goals by month in 2012 for each of our management agreements. We have developed and implemented an incentive pay structure for our sales force to reward them for achieving and surpassing volume goals.

In addition, we continue to make joint presentations with hospital administration to hospital’s physician staff delineating the benefits of the diagnosis and treatment of sleep disorders particularly obstructive sleep apnea. We believe this will increase the rate at which we convert positively diagnosed sleep study patients to therapy services and increase the rate at which we convert therapy service patients to re-supply patients which builds our recurring revenue patient base.

Expand Operating Margins, Increase Net Income and Enhance Shareholder Value. Management believes that we can achieve expansion of our operating margins, improved net income and increased shareholder value by pursuing the following initiatives:

Evaluate, minimize and leverage our existing corporate and support services.

We continue to evaluate and right size our finance, billing, scheduling, human resources, re-supply service, sales and marketing departments in terms of structure, staffing requirements, facilities operated and information system integration. We will also evaluate and reengineer our purchasing function to ensure that we are paying the best prices available for our medical and business supplies and services.

We entered into an outsourcing partnership for our re-supply fulfillment and shipping functions.

Improve and Accelerate Cash Flow. Management believes that we can achieve improved and accelerated cash flow by pursuing the following initiatives:

Reengineer Scheduling and Billing Functions.

We have evaluated and are continuing to reengineer our scheduling and billing functions to reduce the time between when our service or supplies are provided and when we receive payment for those services and supplies (“the billing cycle”). During 2012, we will implement a new integrated facility management, scheduling and billing system. This will enhance our scheduling process to ensure that all required documentation is gathered prior to services being rendered or supplies being shipped thereby reducing significantly the number of claims that have to be reworked by the billing department prior to initial billing or after denial by the payor. We will also review and update our policy related to the payment of patient deductible and coinsurance amounts prior to services being rendered or supplies being shipped in order to significantly condense “the billing cycle” and reduce our bad debt write-offs.

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

On December 12, 2011, we acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of up to $960,000. Under the purchase agreement, we paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds will be reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. We estimated the fair value of the contingent consideration or Withheld Funds to be $234,565. We will revalue the contingent consideration on a recurring basis at each reporting period. During the twelve months after the date of the acquisition, any difference between the $234,565 of contingent consideration recorded and the actual payment for Withheld Funds will be recorded as an adjustment to the original purchase accounting. Any adjustments recorded after one year will be recorded as an adjustment to earnings.

Acquisition Goodwill

As of December 31, 2011, we have goodwill of $13.7 million and intangible assets, net of accumulated amortization, of $1.2 million related to the acquisitions we have made since 2008.

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

In evaluating whether goodwill is impaired, we must compare the fair value of the operating unit to which the goodwill is assigned to the operating units carrying amount, including goodwill. The fair value of the operating unit will be estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies data. If the carrying amount of the operating unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.

Our evaluation of goodwill and indefinite lived intangible assets completed during December 2011 resulted in no impairment. During 2010, based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value our intangible assets associated with East and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $0.4 million, respectively, on goodwill and other intangible assets.

Operating Statistics:

The following table summarizes our locations as of December 31, 2011 and 2010:

	Number of Locations
Location Type	2011	2010
Sleep centers	22	26
Managed sleep centers	78	72

Total	100	98

The following table summarizes unit sales and other operating statistics, by quarter, for the years ended December 31, 2011 and 2010:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Sleep studies performed:
2011	3,515	4,005	4,245	4,101	15,866
2010	4,083	4,358	4,060	3,754	16,255

CPAP set ups performed:
2011	684	683	694	610	2,671
2010	620	744	807	860	3,031

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2011 and 2010. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

Comparison of 2011 and 2010

	For the Years Ended December 31,
	2011	2010
Net revenues	$17,509,794	$20,521,371
Cost of services and sales	6,880,144	7,144,066
Selling, general and administrative expenses	13,743,820	15,821,701
Bad debt expense	895,863	1,803,100
Impairment of goodwill and intangible assets	—	7,874,886
Impairment of fixed assets	—	762,224
Depreciation and amortization	1,110,735	1,278,594
Net other expense	1,282,884	1,428,382

Loss from continuing operations, before taxes	(6,403,652)	(15,591,582)
Provision for income taxes	(13,992)	(118,000)

Loss from continuing operations, net of taxes	(6,417,644)	(15,709,582)
Income (loss) from discontinued operations, net of taxes	291,155	(3,579,937)

Net loss	(6,126,489)	(19,289,519)
Less: Non-controlling interests	(232,080)	(153,513)

Net loss attributable to Graymark Healthcare	$(5,894,409)	$(19,136,006)

Discussion of Years Ended December 31, 2011 and 2010

Services revenues decreased $2.4 million (a 16.1% decrease) for the fiscal year ended December 31, 2011 compared with 2010. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. The decline in revenues from sleep diagnostic services during 2011 compared to 2010 was due to a $2.9 million decrease at our IDTF locations and a $0.1 million decrease in our clinics, offset by a $0.6 million increase at our Hospital/Outreach locations.

The $2.9 million decrease at our IDTF locations was due to the following:

•	In May 2011, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location. As part of this transition, reimbursement at this location changed from the IDTF third-party billing model to a rate per day model under the hospital contract and is now included in the Hospital/Outreach category. This change resulted in a reduction in revenue of $0.7 million during 2011 compared to 2010.

•	During 2011, we have closed three unprofitable IDTF facilities. The closing of these facilities accounted for $0.4 million of the reduction in IDTF revenue in 2011 compared to 2010.

•	A decrease in volumes at our existing IDTF locations during 2011compared to 2010 resulted in a revenue reduction of $0.8 million. During the first quarter of 2011, we incurred a series of severe weather events at our locations in Kansas, Iowa, South Dakota, Oklahoma and Texas which negatively impacted our volumes in those months. As a result of the severe weather, several of our labs were forced to close on multiple days during those months, contributing to reduced volumes compared to 2010.

•	A decrease in our average reimbursement per sleep study from our existing facilities during 2011 resulted in a revenue reduction of $1.0 million compared to 2010. Of the year to date variance $0.9 million occurred in the first six months of 2011 compared to the first six months of 2010 and was driven by a significant shift to in-network reimbursement beginning in the third quarter of 2010. The revenue reduction related to rate for the second half of 2011 compared to the second half of 2010 is $0.1 million.

The $0.6 million increase in our Hospital/Outreach locations was due to the following:

•	As described above, we transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the third quarter, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.4 million of the revenue increase for 2011 compared to 2010.

•	During 2011, we commenced operations at thirteen new hospital locations. The addition of these Hospital/Outreach locations resulted in a revenue increase $0.5 million for in 2011 compared to 2010.

•	Periodically, we receive revenues from performing research studies at our clinics in Kansas City, Missouri. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During 2011, we performed significantly fewer research sleep studies compared to 2010. This decline in research studies resulted in a reduction of $0.2 million in revenue in 2011 compared to 2010.

•	A reduction in the average revenue per sleep study in our existing Hospital/Outreach business resulted in decreased revenue of $0.1 million during 2011 compared to 2010. The lower average reimbursement is primarily due to a change in sleep study mix between facilities towards lower average reimbursement locations.

The $0.1 million decline in revenues related to our clinic services was related to the closing of our clinics in the Oklahoma City area.

During the first quarter of 2011, we focused on driving increased volume in our sleep diagnostic centers by making several key management changes in our sales team and implementing new sales incentive initiatives. In addition, during the third and fourth quarters of 2011, we centralized our benefits verification and scheduling processes, which drove an improvement in our conversion rate of referrals to sleep studies.

Product revenues from our sleep therapy business decreased $0.6 million (a 10.9% decrease) during 2011 compared to 2010. The decrease was due to $0.9 million in lower set-up revenue driven by a combination of lower volumes due to lower conversion rates of sleep studies to CPAP set-ups and lower average reimbursement per set-up, offset by a $0.3 million increase in supply revenues reflecting the continued growth of our re-supply business.

Cost of services decreased $0.4 million (a 6.9% decrease) to $5.1 million from $5.5 million during 2011 compared to 2010. The decrease in cost of services was primarily due to decreased sleep study volumes and operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees.

Cost of services as a percent of service revenue was 40.9% and 36.9% during 2011 and 2010, respectively. The increase in cost of services as a percent of service revenue was primarily due to the shift in our business towards Hospital/Outreach sleep studies which have a lower reimbursement per sleep study compared to our IDTF locations, and as a result has a higher cost of service as a percentage of revenue. During 2011, 61% of our sleep studies were performed in an IDTF location compared to 73% in 2010. The higher cost of service percentage in Hospital/Outreach locations is more than offset by the significantly lower operating expense associated with these locations, primarily related to the lack of facility costs.

Cost of sales from our sleep therapy business increased $0.1 million during 2011 compared with 2010. The increase was due to an adjustment of approximately $0.1 million in the second quarter of 2010 to reflect the appropriate cost of sales and inventory levels for in-service equipment. Net of that adjustment, cost of sales from our therapy business would have been flat compared to 2010.

Cost of sales as a percent of product sales was 35.2% and 29.3% during 2011 and 2010, respectively. The increase in cost of sales as a percent of product sales was partly due to the previously described adjustment in the third quarter of 2010 (accounting for 2.0% of the 6.0% variance). In addition, the following changes contributed to the increase in the cost of sales as a percent of product sales:

•	Beginning in July 2011, we began providing certain CPAP supplies to patients in our Texas, Oklahoma and Nevada markets every month rather than once a quarter which has the effect of increasing our sales of theses supplies by four times over a twelve month period. The monthly supply items have a lower margin than the supply items we sale on a quarterly basis and a lower margin than CPAP set-ups.

•	Beginning in the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment compared to the second half of 2010.

Selling, general and administrative expenses decreased $2.1 million (a 13.1% decrease) to $13.7 million or 78.5% of revenue in 2011 from $15.8 million or 77.1% of revenue during 2010. The decrease in selling, general and administrative expenses was primarily due to:

•	a decrease in operating expenses in our sleep diagnostic business of $1.5 million due to the implementation of several cost reduction initiatives including staff reductions, renegotiation of facility leases, consolidation of non-profitable facilities during the last three quarters of 2010 and the first quarter of 2011 and the increase in Hospital/Outreach agreements which have significantly lower operating costs than our IDTF facilities;

•	an increase in operating expense in our sleep therapy business of $0.4 million as we expanded our infrastructure in order to gain operating efficiencies and prepare for continued growth in this business unit; and

•	a decrease in overhead incurred at the parent-company level of $1.0 million due to decreased stock compensation expense of $0.1 million, $0.7 million related to reductions in executive staff reductions and $0.4 million in lower accounting and other professional service fees. These reductions were partially offset by an increase in bank fees of $0.2 million primarily related to waivers from our primary lender.

Bad debt expense for 2011 decreased $0.9 million (a 50.3% decrease) to $0.9 million or 5.1% of revenue from $1.8 million or 8.8% of revenue for 2010. Overall, we have improved our collections on current claims compared to 2010 and we have implemented specific programs in the third and fourth quarters of 2011 to address the growth in our older aging categories, both of which have driven the improvement in our bad debt expense in 2011 compared to 2010.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.2 million (a 13.2% decrease) during 2011 compared to 2010. The decrease is primarily due to the fixed asset impairment of $0.8 million recorded in the third quarter of 2010 which reduced the overall asset base and depreciation rates.

Impairment of goodwill and intangible assets – during the fourth quarter of 2010, we completed our annual impairment review of goodwill and other intangible assets. Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, we determined the carrying value our intangible assets associated with East and certain other intangibles exceeded their fair value. Accordingly, we recorded a noncash impairment charge, in December 2010, of $7.5 million and $3.2 million, respectively, on goodwill and other intangible assets. Our evaluation of goodwill and indefinite lived intangible assets completed during December 2011 resulted in no impairment losses.

Impairment of fixed assets – during the third quarter of 2010, we identified impairment indicators at certain sleep diagnostic facilities and office facilities. The impairment indicators related to certain sleep diagnostic systems that were no longer compatible with current systems and assets associated with certain sleep diagnostic and office facilities closed or consolidated into existing facilities. Accordingly, we performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased $0.1 million (a 10.2% decrease) during 2011 compared with 2010. The decrease is related to reduced interest expense in 2011 due to the payment of principal on our senior debt with Arvest bank.

Income from discontinued operations represents primarily the net income (loss) from East and ApothecaryRx. In May 2011 and December 2010, we executed sale substantially all of the assets of East and ApothecaryRx. As a result of the sale of East and ApothecaryRx, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Revenues	$410,683	$81,299,700

Income (loss) before taxes – East	$25,796	$(2,163,854)
Income (loss) before taxes – ApothecaryRx	(426,067)	(324,092)
Income (loss) before taxes – other	(43,298)	(220,258)
Income tax (provision)	—	—

Income (loss) from operations of discontinued operations, net of tax	(443,569)	(2,708,204)
Special (charges) incurred on sale	—	(6,516,613)
Gain recorded on sale	734,724	5,644,880

Income (loss) from discontinued operations	$291,155	$(3,579,937)

During 2010, we recorded a special charge of approximately $6.5 million related to certain estimated costs resulting from the ApothecaryRx Sale. The components of the special charge are as follows:

Loss on liquidation of inventory	$2,041,051
Bad debt expense on remaining accounts receivable	3,003,190
Lease termination costs	859,580
Severance and payroll costs	493,303
Equipment removal and lease termination costs	119,489

Total charge	$6,516,613

The charges noted above were incurred as a result of the following:

•	We did not sell certain of the front-end merchandise and private-label and other over the counter drugs as part of the ApothecaryRx Sale. The loss on liquidation of inventory represents the loss on items that have been liquidated and the write-down of remaining inventory to expected liquidated values.

•	We recorded a reserve for substantially all outstanding accounts receivable that have not been collected as of January 31, 2011. Historically, we collected accounts receivable within 30 days, but after the ApothecaryRx sale, we saw a significant delay from third-party payers. During 2011, we collected approximately $427,000 from the accounts that were outstanding at January 31, 2011. This amount was recorded as a bad debt recovery in 2011. We do not anticipate any future collections from the remaining ARx accounts receivable.

•	We incurred certain severance and payroll costs, lease termination costs and equipment removal costs related to the pharmacy locations which were not assumed by the buyer.

Additional charges may be recorded in future periods dependent upon the final resolution of the items listed above.

Noncontrolling interests were allocated approximately $232,000 and $154,000 of net losses during 2011 and 2010. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $5.9 million (34% of approximately $17.5 million in net revenues) during 2011, compared to a net loss of approximately $19.1 million (93% of approximately $20.5 million in net revenues) during 2010.

Liquidity and Capital Resources

Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $4.9 million and working capital of $3.9 million. As of December 31, 2010, our liquidity and capital resources included cash and cash equivalents of $0.6 million and a working capital deficit of $20.5 million. The working capital deficit as of December 31, 2010 was a result of classifying our Arvest Credit Facility as current due to non-compliance with certain loan covenants.

Cash used in operating activities from continuing operations was $5.0 million during 2011 compared to $3.2 million during 2010. During 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $4.1 million, a net reduction of accounts payable and accrued liabilities totaling $0.2 million, and an increase in accounts receivable and other assets totaling $1.4 million. The primary sources of cash from operating activities during 2011 were a decrease in inventory and other assets of $0.7 million. During 2010, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $3.6 million, increase in inventories and accounts receivable totaling $0.7 million. The primary sources of cash from operating activities from continuing operations during 2010 was a net increase in accounts payable and accrued liabilities of $0.9 million.

Cash provided by discontinued operations during 2011 was $1.2 million compared to 2010 when discontinued operations used cash of $0.7 million. The cash provided by discontinued operations during 2011 was primarily related to $1.0 million received from the release of escrow funds related to the sale of ApothecaryRx.

Net cash used by investing activities from continuing operations during 2011 was approximately $0.7 million, including $0.6 million related to the acquisition of Village Sleep, compared to 2010 when investing activities from continuing operations used approximately $0.3 million resulting from the purchase of equipment net of dispositions.

Net cash provided by investing activities from discontinued operations during 2011 was $2.5 million compared to $29.1 million in 2010. In May 2011, we sold substantially all of the assets of East for $2.5 million. In December 2010, we sold substantially all of the assets of ApothecaryRx for $29.3 million.

Net cash provided by financing activities from continuing operations during 2011 was $6.3 million compared to net cash used in financing activities of $5.2 million during 2010. During 2011, we raised $7.3 million and $2.0 million in a public offering and private placement offering, respectively. We also received $1.0 million in proceeds from our credit facility with Valiant Investments, LLC which was subsequently repaid with common stock in conjunction with the private placement. During 2011, we made debt payments of $3.9 million. During 2010, the primary use of cash from financing activities from continuing operations was debt payments totaling $5.2 million.

Net cash used in financing activities from discontinued operations during 2010 was $20.0 million which was primarily related to $22 million in debt payments that were made from the proceeds of the sale of ApothecaryRx assets.

In December 2011, 50% of the funds held in the Indemnity Escrow Fund ($1.0 million) were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released on the 18-month anniversary of the final closing date of the sale (June 2012), subject to any pending claims for indemnification at that time. Of the $2,000,000 Indemnity Escrow Fund, $1,000,000 was subject to partial or full recovery by the buyer if the average daily prescription sales at the buyer’s location in Sterling, Colorado over a six-month period after the buyer purchased the ApothecaryRx location in Sterling, Colorado did not increase by a certain percentage of the average daily prescription sales of ApothecaryRx’s Sterling, Colorado location during a period prior to the closing (the “Retention Rate Earnout”). The six-month period has passed and there was no adjustment as a result of the Retention Rate Earnout.

Arvest Credit Facility

Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010, December 2010 and March 2012. As of December 31, 2010, the outstanding principal amount of the Arvest Credit Facility was $22,396,935.

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

Maturity Dates. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of advance or tranche (the “Tranche Note Maturity Date”). The maturity dates of each tranche of debt under the Acquisition Line range from June 2014 to August 2015. The Term Loan will become due on May 21, 2014.

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

Collateral. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of the Guarantors and in general our assets. If we sell any assets which are collateral for the Arvest Credit Facility, then subject to certain exceptions and without the consent of Arvest Bank, such sale proceeds must be used to reduce the amounts outstanding to Arvest Bank.

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

Compliance with Financial Covenants. As of December 31, 2011, our Debt Service Coverage Ratio is less than 1.25 to 1. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of obtaining the waiver, we agreed to the following conditions:

•	We paid all principal and interest due on the Arvest Debt through June 30, 2012.

•	We will pay on or before June 30, 2012, all principal and interest due on the Arvest Debt through December 31, 2012.

•	Beginning on April 1, 2012, and continuing through June 4, 2012, we must have $1.75 million in cash on hand and beginning June 5, 2012 and ending on June 30, 2012, we must have $2.5 million in cash prior to making the required principal and interest prepayment due on June 30, 2012.

•	Beginning on September 30, 2012, and on the last day of each quarter thereafter, our EBITDA must be positive for the immediately prior quarter. EBITDA is defined as net income plus: (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense and (iv) non-cash charges including impairment charges and stock compensation.

There is no assurance that Arvest Bank will waive any future violations of the Debt Service Coverage Ratio covenant. However, we have historically been successful in obtaining waivers from Arvest Bank.

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

Loan Agreement

On March 16, 2011, we entered into a Loan Agreement with Valiant Investments, LLC, an entity owned and controlled by Roy T. Oliver one of our controlling shareholders, of up to $1 million. We used the loan proceeds to fund our working capital needs. We fully advanced the loan during the third quarter of 2011 and in May 2011, we repaid the loan with common stock as part of our private placement offering. On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan.

Financial Commitments

We do not have any material capital commitments during the next 12 months except for a commitment for leasehold improvements of approximately $0.5 million. The commitment for leasehold improvements relates to a lease executed in March 2012 for our new corporate headquarters and offices. These offices are occupied under a lease agreement with City Place, LLC (“City Place”), requiring monthly rental payments of $17,970 plus additional payments for our allocable share of the basic expenses of City Place. The lease agreement with City Place expires on March 31, 2017. Non-controlling interests in City Place are held by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our Chief Executive Officer. In addition, we have contractual commitments of approximately $4.6 million for payments on our indebtedness, operating lease payments and other long-term liabilities. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.

Our future commitments under contractual obligations by expected maturity date at December 31, 2011 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Long-term debt (1)	$3,196,478	$15,224,100	$3,867,503	$—	$22,288,081
Operating leases	1,257,709	1,954,000	812,011	2,103,253	6,126,973
Other long-term liabilities (2)	117,283	117,282	—	—	234,565

	$4,571,470	$17,295,382	$4,679,514	$2,103,253	$28,649,619

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K) as of December 31, 2011 and 2010.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) business since the date of the acquisition in 2009 and for our remaining sleep diagnostic business since the fourth quarter of 2010. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. During the fourth quarter of 2010, we migrated much of our historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from our historic sleep diagnostic business was determined using the process utilized in the Somni business. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business by the end of 2011. This change in process and assumptions for our historic sleep therapy business is not expected to have a material impact on future operating results.

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

Cost of Services and Sales – Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the revenue from the sale is recognized over a specified period, the product cost associated with that sale is recognized over that same period. If the revenue from a product sale is recognized in one period, the cost of sale is recorded in the period the product was sold.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations for the years ended December 31, 2011 and 2010 follows:

	2011		2010
	Actual	Expected	Actual	Expected
Sleep diagnostic business	63.52	55 to 60	51.25	50 to 55
Sleep therapy business	71.45	65 to 70	52.14	55 to 60

Our DSO during 2011 was higher than our levels in 2010 in part due to the increase in sales, during the 4th quarter of 2011 versus the same quarter in 2010, driving an increase in our overall accounts receivable balances. We began to see the increase in DSO and overall accounts receivable in the third quarter of 2011. We began to implement specific action plans in the third and fourth quarters of 2011 to address the increase in both the overall level of receivables and the DSO. The plans addressing the older receivable balances (over 180 days) were implemented in the fourth quarter and therefore have not yet had the full expected impact on our receivable balances. Based on the third quarter DSO levels and based on the expected timing for the process improvement and collection efforts to impact our receivables, we adjusted our DSO expectations upward during the fourth quarter of 2011. While we saw improvement in our DSO in December compared to the other months in the quarter, we still exceeded our DSO expectations at December 31, 2011. However we expect to see the continued impact of our process improvements and collections efforts in the first quarter of 2012 and as a result DSO should return to these expected levels and then continue to improve during 2012.

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

Change in Accounting Method – On January 1, 2010, we elected to change our method of revenue recognition for sleep therapy equipment sales that are paid for over time (“rental equipment”) to recognize the revenue for rental equipment over the life of the rental period which typically ranges from 10 to 13 months. Prior to the business acquisitions made in the 3rd quarter of 2009, we recognized the total amount of revenue for entire rental equipment period at the inception of the rental period with an offsetting entry for estimated returns. The entities that were acquired in 2009 recorded revenue for rental equipment consistent with method being adopted. Recording revenue for rental equipment over the life of the rental period will provide more accurate interim information as this method relies less on estimates than the previous method in which potential rental returns had to be estimated.

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

Issued Guidance

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for us for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The adoption of these changes is not expected to have a material impact on our consolidated financial statements.

In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. We are currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During 2011 and 2010, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2011, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

Item 9B. Other Information.

Annual Stockholders Meeting

The 2011 Annual Meeting of Stockholders of Graymark Healthcare, Inc. will be held at 11:30 a.m. on May 14, 2012.

Amended Loan Agreement

On April 3, 2012, we executed the First Amendment to Amended and Restated Loan Agreement (“Amended Loan Agreement”) by and among Graymark Healthcare, Inc., SDC Holding, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank. Under the Amended Loan Agreement, our financial covenant requiring that we maintain a Debt Service Coverage Ratio of 1.25 to 1 was waived until March 31, 2013. As a condition of obtaining the waiver, we agreed to the following conditions:

•	We paid all principal and interest due on the Arvest Debt through June 30, 2012.

•	We will pay on or before June 30, 2012, all principal and interest due on the Arvest Debt through December 31, 2012.

•

Beginning on April 1, 2012, and continuing through June 4, 2012, we must have $1.75 million in cash on hand and beginning June 5, 2012 and ending on June 30, 2012, we must have $2.5 million in cash prior to making the required principal and interest prepayment due on June 30, 2012.

•

Beginning on September 30, 2012, and on the last day of each quarter thereafter, our EBITDA must be positive for the immediately prior quarter. EBITDA is defined as net income plus: (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense and (iv) non-cash charges including impairment charges and stock compensation.

A copy of the Amended Loan Agreement is filed herewith as Exhibits 10.7.6 and is incorporated herein by reference. The foregoing summary of the Amended Loan Agreement is qualified in its entirety by reference to the exhibits filed herewith.

Office Lease Agreement

On April 2, 2012, we entered into an Office Lease Agreement with City Place L.L.C., for our new executive offices located at 204 N. Robinson, Oklahoma City, Oklahoma. The lease covers approximately 14,872 square feet is for a term of 60 months and requires monthly rent payments of approximately $18 thousand per month plus a pro rata share of common area maintenance and other costs. Prior to occupying the premises, we completed a build out of the space to accommodate its centralization of operations and serve as its new executive offices. The aggregate cost of such leasehold improvements is being considered a prepayment of the rent by us. Mr. Roy Oliver, one of our greater than 5% shareholders, Mr. Stanton Nelson, our Chief Executive Officer and a director, each have an ownership interest in City Place L.L.C.

A copy of the Office Lease Agreement is filed herewith as Exhibit 10.22 and is incorporated herein by reference. The foregoing summary of the Office Lease Agreement is qualified in its entirety by reference to the exhibit filed herewith.

Amended and Restated Employment Agreements

On April 6, 2012, we entered into Amended and Restated Employment Agreements with each of Stanton Nelson, our Chief Executive Officer, and Edward M. Carriero, Jr., our Chief Financial Officer. The material terms of the amended agreements are summarized below.

Amended and Restated Employment Agreement with Stanton Nelson.

The amended employment agreement with Mr. Nelson replaces his prior employment agreement that became effective on October 1, 2009. Under the terms of the amended agreement, Mr. Nelson will continue to serve as Chief Executive Officer of the Company. Mr. Nelson’s employment is “at will” and may be terminated at any time by Mr. Nelson or the Company, subject to the terms of the amended agreement. Except to a limited extent and as expressly permitted by our Board of Directors, Mr. Nelson is prohibited from serving as an officer or director of a publicly-held company or owning an interest in a company that interferes with his full-time employment or that is engaged in a business activity similar to our business. Mr. Nelson will receive a base salary of $199,000, which may be increased in the discretion of the Compensation Committee of the Board of Directors of the Company. Mr. Nelson is eligible for participation in any and all benefit programs that the Company makes available to its employees, including health, dental and life insurance to the extent that he meets applicable eligibility requirements. Mr. Nelson is entitled to four weeks paid vacation yearly. We have the right to terminate Mr. Nelson’s agreement without cause for any reason, and Mr. Nelson may terminate his employment for cause, in either case on at least 30-day advance notice. In the event of termination without cause by us or termination by Mr. Nelson for cause, Mr. Nelson shall be entitled to a payment equal to 18-months of his most recent base salary plus eligibility in health and certain other benefit plans for 18 months from termination.

In addition, Mr. Nelson agreed that, during the 24 months following termination of his employment, he will:

•

Not acquire, attempt to acquire, solicit, perform services (directly or indirectly) in any capacity for, or aid another in the acquisition or attempted acquisition of an interest in any business involved in providing sleep disorder diagnostic services, sleep therapy or re-supply services in any city in the United States where the Company or any of its affiliates owns a sleep center, or that is within 40 miles of a sleep center location owned by the Company or any of its affiliates; and

•

Not solicit, induce, entice or attempt to entice (directly or indirectly) any employee, officer or director (except the executive officer’s personal secretary, if any), contractor, customer, vendor or subcontractor of the Company or any of its affiliates, or breach any relationship with the Company or any of its affiliates, and

•	Not solicit, induce, entice or attempt to entice any customer, vendor or subcontractor of the Company or any of its affiliates to cease doing business with the Company or any of its affiliates.

Amended and Restated Employment Agreement with Edward Carriero, Jr.

The amended employment agreement with Mr. Carriero replaces his prior employment agreement entered into on October 7, 2010. Under the amended agreement, Mr. Carriero will continue to serve as our Chief Financial Officer. Mr. Carriero’s employment is “at will” and may be terminated at any time by Mr. Carriero or the Company, subject to the terms of the amended agreement. Mr. Carriero will receive a base salary of $200,000, which may be increased in the discretion of the Compensation Committee of the Board of Directors of the Company. Mr. Carriero is eligible for participation in any and all benefit programs that the Company makes available to its employees, including health, dental and life insurance to the extent that he meets applicable eligibility requirements. Mr. Carriero is entitled to twenty days of paid vacation yearly. Upon termination of Mr. Carriero’s employment by us without cause or by him with good reason, Mr. Carriero shall be entitled to a payment equal to his most recent annual base salary plus eligibility in health and certain other benefit plans for 18 months from termination. In addition, Mr. Carriero agreed not to, directly or indirectly, seek to persuade any employee, contractor, customer, vendor or subcontractor of the Company, or any affiliated entity to discontinue, breach or terminate his or her employment, contract, or relationship with the Company, or such affiliated entity or to become employed or engaged in a business or activities likely to be competitive with the Company, or any affiliated entity, for a period of two years following his termination.

A copy of the Amended and Restated Employment Agreements with each of Mr. Nelson and Mr. Carriero are filed herewith as Exhibits 10.12.1 and 10.16.1, respectively, and are incorporated herein by reference. The foregoing summaries of the Amended and Restated Employment Agreements are qualified in their entirety by reference to the exhibits filed herewith.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2011 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits:

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 7, 2011.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.4	Form of Warrant Agreement dated May 4, 2011 and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.5	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

Exhibit No.	Description

10.1*	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.2.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.3	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.5	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.6	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.7	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trusteeof the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

Exhibit No.	Description

10.7.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.7.3	Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

10.7.4	Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.7.5	Letter Agreement dated March 11, 2011 by and between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.7.6+	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank.

10.8	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.9	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.10	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

Exhibit No.	Description

10.11*	Amended and Restated Employment Agreement between Registrant and Grant A. Christianson, dated October 19, 2010, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.12*	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.12.1+*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012.

10.13*	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.14*	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.15*	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.16*	Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.16.1+*	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012.

10.17	Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.17.1	First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.18	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.19.1	Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.2	Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.3	Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

Exhibit No.	Description

10.20	Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

10.21+*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping.

10.22+	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)

By:	/S/ STANTON NELSON
Stanton Nelson Chief Executive Officer

Date: April 9, 2012

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

Signature	Title	Date

/S/ STANTON NELSON	Chief Executive Officer	April 9, 2012
Stanton Nelson	(Principal Executive Officer)

/S/ EDWARD M. CARRIERO, JR.	Chief Financial Officer	April 9, 2012
Edward M. Carriero, Jr.	(Principal Financial Officer)

/S/ GRANT A. CHRISTIANSON	Chief Accounting Officer	April 9, 2012
Grant A. Christianson	(Principal Accounting Officer)

/S/ JAMIE HOPPING	Chairman of the Board	April 9, 2012
Jamie Hopping

/S/ JOSEPH HARROZ, JR.	Director	April 9, 2012
Joseph Harroz, Jr.

/S/ SCOTT MUELLER	Director	April 9, 2012
Scott Mueller

/S/ S. EDWARD DAKIL, M.D.	Director	April 9, 2012
S. Edward Dakil, M.D.

/S/ STEVEN L. LIST	Director	April 9, 2012
Steven L. List

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 7, 2011.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.4	Form of Warrant Agreement dated May 4, 2011 and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.5	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

10.1*	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan adopted by Registrant on the effective date of October 29, 2008, is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.2.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

Exhibit No.	Description

10.3	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.5	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.6	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.7	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.7.3	Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

Exhibit No.	Description

10.7.4	Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.7.5	Letter Agreement dated March 11, 2011 by and between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.7.6+	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank.

10.8	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.9	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.10	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

10.11*	Amended and Restated Employment Agreement between Registrant and Grant A. Christianson, dated October 19, 2010, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.12*	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.12.1+*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012.

10.13*	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.14*	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.15*	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

Exhibit No.	Description

10.16*	Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.16.1+*	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012.

10.17	Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.17.1	First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.18	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.19.1	Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.19.2	Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.3	Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.20	Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

10.21+*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping.

10.22+	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

Exhibit No.	Description

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

GRAYMARK HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

    and Shareholders of Graymark Healthcare, Inc.

    Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Graymark Healthcare, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. Graymark Healthcare, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graymark Healthcare, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

April 9, 2012

GRAYMARK HEALTHCARE, INC.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS

Cash and cash equivalents	$4,915,032	$639,655
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,100,612 and $2,791,906, respectively	3,095,447	2,597,848
Inventories	427,039	553,342
Current assets from discontinued operations	1,059,023	3,349,567
Other current assets	274,049	438,315

Total current assets	9,770,590	7,578,727

Property and equipment, net	2,935,992	3,642,847
Intangible assets, net	1,214,633	1,313,756
Goodwill	13,729,571	12,844,223
Other assets from discontinued operations	54,255	2,579,410
Other assets	280,289	733,589

Total assets	$27,985,330	$28,692,552

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$782,367	$909,983
Accrued liabilities	2,262,096	2,263,907
Current portion of long-term debt	2,071,597	22,768,781
Current liabilities from discontinued operations	723,274	2,140,602

Total current liabilities	5,839,334	28,083,273

Long-term debt, net of current portion	17,203,691	436,850
Other liabilities	117,282	—

Total liabilities	23,160,307	28,520,123

Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 15,070,634 and 7,238,403 issued and outstanding, respectively	1,507	724
Paid-in capital	40,080,923	29,521,558
Accumulated deficit	(35,113,386)	(29,218,977)

Total Graymark Healthcare shareholders’ equity	4,969,044	303,305
Noncontrolling interest	(144,021)	(130,876)

Total equity	4,825,023	172,429

Total liabilities and shareholders’ equity	$27,985,330	$28,692,552

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Net Revenues:
Services	$12,556,630	$14,963,916
Product sales	4,953,164	5,557,455

	17,509,794	20,521,371

Cost of Services and Sales:
Cost of services	5,137,027	5,515,380
Cost of sales	1,743,117	1,628,686

	6,880,144	7,144,066

Gross Margin	10,629,650	13,377,305

Operating Expenses:
Selling, general and administrative	13,743,820	15,821,701
Bad debt expense	895,863	1,803,100
Impairment of goodwill and intangible assets	—	7,874,886
Impairment of property and equipment	—	762,224
Depreciation and amortization	1,110,735	1,278,594

	15,750,418	27,540,505

Other (Expense):
Interest expense, net	(1,268,219)	(1,223,334)
Other expense	(14,665)	(5,048)
Impairment of equity investment	—	(200,000)

Net other (expense)	(1,282,884)	(1,428,382)

Income (loss) from continuing operations, before taxes	(6,403,652)	(15,591,582)
Provision for income taxes	(13,992)	(118,000)

Income (loss) from continuing operations, net of taxes	(6,417,644)	(15,709,582)
Income (loss) from discontinued operations, net of taxes	291,155	(3,579,937)

Net income (loss)	(6,126,489)	(19,289,519)
Less: Net income (loss) attributable to noncontrolling interests	(232,080)	(153,513)

Net income (loss) attributable to Graymark Healthcare	$(5,894,409)	$(19,136,006)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.54)	$(2.15)
Income from discontinued operations	0.03	(0.49)

Net income (loss) per share	$(0.51)	$(2.64)

Weighted average number of common shares outstanding	11,526,447	7,247,826

Weighted average number of diluted shares outstanding	11,526,447	7,247,826

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest
Balances, January 1, 2010	7,247,286	$725	$29,088,924	$(9,869,471)	$75,521

Stock-based compensation	(8,883)	(1)	432,634	—	—
Distributions to noncontrolling interests	—	—	—	—	(52,884)
Change in accounting method	—	—	—	(213,500)	—
Net loss	—	—	—	(19,136,006)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(153,513)

Balances, December 31, 2010	7,238,403	724	29,521,558	(29,218,977)	(130,876)

Issuance of common stock in private stock offering	1,293,103	129	2,999,871	—	—
Issuance of common stock in public stock offering	6,340,000	634	7,258,030	—	—
Stock-based compensation	159,021	16	268,486	—	—
Stock-based professional services	40,000	4	49,996	—	—
Fractional shares from reverse stock split	107	—	—	—	—
Purchase of noncontrolling interests	—	—	(17,018)	—	11,294
Noncontrolling interests in business acquisition	—	—	—	—	207,641
Net loss	—	—	—	(5,894,409)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(232,080)

Balances, December 31, 2011	15,070,634	$1,507	$40,080,923	$(35,113,386)	$(144,021)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Operating activities:
Net income (loss)	$(5,894,409)	$(19,136,006)
Less: Net income (loss) from discontinued operations	291,155	(3,579,937)

Net income (loss) from continuing operations	(6,185,564)	(15,556,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,110,735	1,278,594
Net income (loss) attributable to noncontrolling interests	(232,080)	(153,513)
Stock-based compensation and professional services	318,502	432,633
Bad debt expense	895,863	1,803,100
Change in accounting method	—	(213,500)
Impairment charges	—	8,837,110
Changes in assets and liabilities (net of acquisitions) –
Accounts receivable	(1,393,462)	(479,439)
Inventories	126,303	(201,757)
Other assets	617,566	74,431
Accounts payable	(127,616)	372,228
Accrued liabilities	(119,094)	573,629

Net cash (used in) operating activities from continuing operations	(4,988,847)	(3,232,553)
Net cash provided by (used in) operating activities from discontinued operations	1,189,525	(669,025)

Net cash (used in) operating activities	(3,799,322)	(3,901,578)

Investing activities:
Purchase of business	(596,000)	—
Purchase of property and equipment	(170,555)	(421,287)
Disposal of property and equipment	18,657	120,969

Net cash (used in) investing activities from continuing operations	(747,898)	(300,318)
Proceeds from sale of assets from discontinued operations	2,500,000	29,289,874
Net other cash (used in) investing activities from discontinued operations	—	(190,814)

Net cash provided by investing activities	1,752,102	28,798,742

Financing activities:
Issuance of common stock in private offering	2,000,000	—
Issuance of common stock in public offering	7,258,664	—
Debt proceeds	1,000,000	28,894
Debt payments	(3,930,343)	(5,200,411)
Purchase of noncontrolling interests	(5,724)	—
Distributions to noncontrolling interests	—	(52,884)

Net cash provided by (used in) financing activities from continuing operations	6,322,597	(5,224,401)
Net cash (used in) financing activities from discontinued operations	—	(19,992,360)

Net cash provided by (used in) financing activities	6,322,597	(25,216,761)

Net change in cash and cash equivalents	4,275,377	(319,597)
Cash and cash equivalents at beginning of year	639,655	959,252

Cash and cash equivalents at end of year	$4,915,032	$639,655

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

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

In May 2011 and December 2010, the Company executed the sale of substantially all of the assets of the Company’s subsidiaries, Nocturna East, Inc. (“East”) and ApothecaryRx, LLC (“ApothecaryRx”), respectively. East operated the Management Services Agreement (“MSA”) under which the Company provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services. ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As a result of the sale of East and ApothecaryRx, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements.

Note 2 – Basis of Presentation

As of December 31, 2010, the Company had an accumulated deficit of approximately $29.2 million and reported a net loss of approximately $19.1 million for the year then ending. The Company used approximately $3.2 million in cash from operating activities of continuing operations during the year ending December 31, 2010. Furthermore, the Company had a working capital deficit of approximately $20.5 million as of December 31, 2010. At that time, there was substantial doubt about the Company’s ability to continue as a going concern.

During May 2011 and June 2011, the Company raised a total of $9.3 million in net proceeds from a private and public offering of common stock and warrants. As of December 31, 2011, the Company had cash and cash equivalents of $4.9 million and total equity of $4.8 million. In addition, the Company expects to collect $1.0 million in June 2012 from the Indemnity Escrow Fund related to the ApothecaryRx sale transaction. The $4.9 million in cash and cash equivalents, as of December 31, 2011, and the expected cash availability over the next twelve months of $5.9 million are both more than management’s projected cash needs for the next twelve months of approximately $5.0 million. As a result, the initial doubts about the Company’s ability to continue as a going concern have been alleviated.

As of December 31, 2011 and 2010, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which is ratio required by the Company’s loan agreement with Arvest Bank. The Company has obtained a waiver from Arvest Bank for the Debt Service Coverage Ratio until March 31, 2013. As a result, the associated debt with Arvest Bank has been classified as long-term in the accompanying consolidated balance sheets. As of December 31, 2010, the Company did not have a waiver that extended past twelve months, so the associated debt with Arvest Bank was classified as current at that time. There are no assurances that Arvest Bank will waive any future debt covenant violations. However, management has historically been successful in obtaining waivers from Arvest Bank. See Note 10 – Borrowings.

On June 3, 2011, the Company executed a reverse stock split of the Company’s common stock in a ratio of 1-for-4. The effect of the reverse split reduced the Company’s outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split. The accompanying consolidated financial statements give effect to the reverse split as of the first date presented.

Note 3 – Summary of Significant Accounting Policies

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

Revenue recognition –

Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) business since the date of the acquisition in 2009 and for the Company’s remaining sleep diagnostic business since the fourth quarter of 2010. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. During the fourth quarter of 2010, the Company migrated much of its historic sleep diagnostic business to an in-network position. As a result, commencing with the fourth quarter of 2010, the revenue from the Company’s historic sleep diagnostic business was determined using the process utilized in the Somni business. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business by the third quarter of 2012. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

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

During the years ended December 31, 2011 and 2010, the Company’s revenue payer mix:

	2011	2010
Managed care organizations	56%	61%
Medicaid / Medicare	11%	12%
Hospital contracts	23%	22%
Private-pay	10%	5%

Cost of Services and Sales – Cost of services includes technician labor required to perform sleep diagnostics, fees associated with interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the sale is paid for over a specified period, the product cost associated with that sale is recognized over that same period. If the product is paid for in one period, the cost of sale is recorded in the period the product was sold.

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Accounts receivable – The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance and deductible provisions of their health insurance policies.

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

For the years ended December 31, 2011 and 2010, the amounts the Company collected in excess of recorded contractual allowances were approximately $81,000 and $271,000, respectively.

As of December 31, 2011 and 2010, accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	2011	2010
Allowance for contractual adjustments	$1,563,324	$1,511,330
Allowance for doubtful accounts	1,537,288	1,280,576

Total	$3,100,612	$2,791,906

The activity in the allowances for contractual adjustments and doubtful accounts for the years ending December 31, 2011 and 2010 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at January 1, 2010	$5,985,269	$3,787,311	$9,772,580

Provisions	18,502,775	1,763,736	20,266,511
Write-offs, net of recoveries	(22,976,714)	(3,757,580)	(26,734,294)
Change in accounting method	—	(512,891)	(512,891)

Balance at December 31, 2010	1,511,330	1,280,576	2,791,906

Reclass	165,288	(165,288)	—
Provisions	5,001,349	895,863	5,897,212
Write-offs, net of recoveries	(5,114,643)	(473,863)	(5,588,506)

Balance at December 31, 2011	$1,563,324	$1,537,288	$3,100,612

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of December 31, 2011 and 2010 follows:

	2011	2010
1 to 60 days	$1,902,197	$1,890,902
61 to 90 days	357,775	282,807
91 to 120 days	268,436	170,435
121 to 180 days	260,134	67,394
181 to 360 days	306,905	186,310
Greater than 360 days	—	—

Total	$3,095,447	$2,597,848

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

Included in accounts receivable are earned but unbilled receivables of approximately $205,000 and $129,000 as of December 31, 2011 and 2010, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

Approximately 11% of the Company’s accounts receivable is from Medicare and Medicaid programs and another 60% is due from major insurance companies. The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.

Restricted cash – As of December 31, 2011 and 2010, the Company had long-term restricted cash of $236,000 included in other assets in the accompanying consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

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

The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life
Equipment	5 to 7 years
Software	3 to 7 years
Furniture and fixtures	7 years

Asset Class	Useful Life
Leasehold improvements	25 years or remaining lease period, whichever is shorter
Vehicles	3 to 5 years

Goodwill and Intangible Assets – Goodwill and other indefinitely—lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

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

Deferred Offering Costs – The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Equity Investment in Non-Controlled Entity – The Company accounts for its investments in a non-controlled entity using the cost method which requires the investment to be recorded at cost plus any related guaranteed debt or other contingencies. Any earnings are recorded in the period received.

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

Advertising Costs – Advertising and sales promotion costs are expensed as incurred. Advertising expense for 2011 and 2010, included in continuing operations, was approximately $131,000 and $357,000, respectively.

Acquisition Costs – Acquisition costs are charged directly to expense when incurred.

Legal Issues – For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is deemed to be probable and the loss is reasonably estimable. Management determines the likelihood of an unfavorable outcome based on many factors such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. Once an unfavorable outcome is deemed probable, management weighs the probability of estimated losses, and the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed to be reasonably possible, then the matter is disclosed and no liability is recorded. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely, then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis or sooner if significant changes in matters have occurred to determine if a change in the likelihood of an unfavorable outcome or the estimate of a loss is necessary.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following securities were not included in the computation of diluted earnings (loss) per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2011	2010
Stock options and warrants	8,312,387	145,417

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. The amount of cash deposits as of December 31, 2011 in excess of FDIC limits was approximately $4.4 million. There were no cash deposits in excess of FDIC limits as of December 31, 2010.

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

Issued Guidance

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for the Company for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. The adoption of these changes is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 4 – Change in Accounting Method and Accounting Estimate

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

Note 5 – Acquisitions

On December 12, 2011, the Company acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of up to $960,000. Under the purchase agreement, the Company paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds will be reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. The Company determined the fair value of the contingent consideration or Withheld Funds to be $234,565. The Company will revalue the contingent consideration on a recurring basis at each reporting period. During the twelve months after the date of the acquisition, any difference between the $234,565 of contingent consideration recorded and the actual payment for Withheld Funds will be recorded as an adjustment to the original purchase accounting. Any adjustments recorded after one year will be recorded as an adjustment to earnings.

The acquisition of Village was based on management’s belief that the Village location will solidify the Company’s market presence in the Plano area.

The Village acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is tax deductible. As of December 31, 2011, management has completed a preliminary valuation of the fair value of the assets acquired and liabilities assumed in the Village acquisition. Management expects that the final appraisal of Village could result in changes, however it is not expected that the final appraisal amounts will be materially different from those reflected at December 31, 2011. The preliminary purchase allocation for the Village acquisition was as follows:

Village
Property and equipment	$102,859
Intangible assets	50,000
Goodwill	885,348

Total assets acquired	1,038,207

Liabilities assumed:
Contingent consideration	234,565

Noncontrolling interests	207,642

Net assets acquired	$596,000

During 2011, the Company recorded expenses of approximately $69,000 related to costs incurred in the acquisition of Village. The acquisition costs were primarily related to legal and professional fees and other costs incurred in performing due diligence.

The amounts of Village’s revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2011, were approximately $27,000 and $12,000, respectively. It was impracticable for Company to obtain adequate financial information, from Village’s previous facility manager, to prepare pro forma revenue and earnings information for Village for 2011 and 2010.

Note 6 – Discontinued Operations

On May 10, 2011, the Company executed an Asset Purchase Agreement (“Agreement”) with Daniel I. Rifkin, M.D., P.C. pursuant to which the Company sold substantially all of the assets of the Company’s subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. In conjunction with the sale of East assets, the Management Services Agreement (“MSA”) under which the Company provided certain services to the sleep centers owned by Independent Medical Practices (“IMA”) including billing and collections, trademark rights, non-clinical sleep center management services, equipment rental fees, general management services, legal support and accounting and bookkeeping services was terminated. The Company’s decision to sell the assets of East was primarily based on management’s determination that the operations of East no longer fit into the Company’s strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit the Company’s ability to sell CPAP devices and other supplies at the East locations. As a result of the sale of East, the related assets, liabilities, results of operations and cash flows of East have been classified as discontinued operations in the accompanying consolidated financial statements.

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

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds ($1,000,000) held in the Indemnity Escrow Fund were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund, if any, will be released in June 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification.

During 2010, the Company recorded a special charge of approximately $6.5 million ($0.90 per share) related to certain estimated costs resulting from the ApothecaryRx Sale. The components of the special charge are as follows:

Loss on liquidation of inventory	$2,041,051
Bad debt expense on remaining accounts receivable	3,003,190
Lease termination costs	859,580
Severance and payroll costs	493,303
Equipment removal and lease termination costs	119,489

Total charge	$6,516,613

The charges noted above were incurred as a result of the following:

•	The Company did not sell certain of the front-end merchandise and private-label and other over the counter drugs as part of the ApothecaryRx Sale. The loss on liquidation of inventory represents the loss on items that have been liquidated and the write-down of remaining inventory to expected liquidated values.

•	The Company recorded a reserve for substantially all outstanding accounts receivable that had not been collected as of January 31, 2011. Historically, the Company collected accounts receivable within 30 days, but after the ApothecaryRx sale, the Company saw a significant delay from third-party payers. During 2011, the Company collected approximately $427,000 from the accounts that were outstanding at January 31, 2011. This amount was recorded as a bad debt recovery in 2011. The Company does not anticipate any future collections from the remaining ARx accounts receivable.

•	The Company incurred certain severance and payroll costs, lease termination costs and equipment removal costs related to the pharmacy locations which were not assumed by the buyer.

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) are summarized below:

	2011	2010
Revenues
East	$566,874	$2,242,718
ApothecaryRx	(155,007)	79,038,856
Other	(1,184)	18,126

Total revenues	$410,683	$81,299,700

Income (loss) from discontinued operations, before taxes
East	$25,796	$(2,163,854)
ApothecaryRx	(426,067)	(324,092)
Other	(43,298)	(220,258)
Gain recorded on sale of East	734,724	—
Gain recorded on sale of ApothecaryRx	—	5,644,880
Special (charges) incurred on sale	—	(6,516,613)
Income tax (provision)	—	—

Income (loss) from discontinued operations	$291,155	$(3,579,937)

As noted above, the Company’s other discontinued operations generated net loss of ($43,298) and ($220,258) during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, other discontinued operations included a loss from the Company’s discontinued internet sales channel of ($44,430) which was offset by income from the Company’s discontinued film operations of $1,132. During the year ended December 31, 2010, other discontinued operations included a loss from the Company’s discontinued internet sales channel of ($225,948) which was offset by income from the Company’s discontinued film operations of $5,690.

The balance sheet items for East, ApothecaryRx and the Company’s other discontinued operations as of December 31, 2011 and 2010 are summarized below:

	2011	2010
Cash and cash equivalents	$1,099	$931,402
Accounts receivable, net of allowances	—	969,924
Inventories	34,219	68,267
Indemnity Escrow Fund	1,000,000	1,000,000
Other current assets	23,705	379,974

Total current assets	1,059,023	3,349,567

Fixed assets, net	54,255	328,680
Indemnity Escrow Fund	—	1,000,000
Intangible assets, net	—	1,087,000
Goodwill	—	163,730

Total noncurrent assets	54,255	2,579,410

Total assets	$1,113,278	$5,928,977

	2011	2010
Payables and accrued liabilities	$723,274	$2,140,602

Total liabilities	$723,274	$2,140,602

Note 7 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2011 and 2010:

	2011	2010
Equipment	$2,694,547	$2,640,178
Furniture and fixtures	555,423	542,096
Software	793,416	815,287
Vehicles	161,990	144,410
Leasehold improvements	1,663,355	1,492,998

	5,868,731	5,634,969
Accumulated depreciation	(2,932,739)	(1,992,122)

	$2,935,992	$3,642,847

Depreciation expense for the years ended December 31, 2011 and 2010 was $961,612 and $1,019,657, respectively.

During 2010, the Company identified impairment indicators relating to property and equipment at certain sleep diagnostic facilities and certain administrative facilities. The impairment indicators related primarily to sleep diagnostic systems that were no longer compatible with current systems and assets associated with sleep diagnostic and office facilities that were closed or consolidated into other locations. Accordingly, the Company performed a recoverability test and an impairment test on these locations and determined, based on the results of an undiscounted cash flow analysis (level 3 in the fair value hierarchy), that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 for the year ended December 31, 2010 was recorded as a component of operating expenses in the accompanying consolidated financial statements. There was no impairment charge recorded in 2011.

Note 8 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 were as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
January 1, 2010	$20,353,164	$—	$20,353,164
Impairment charge	—	(7,508,941)	(7,508,941)

December 31, 2010	20,353,164	(7,508,941)	12,844,223
Business acquisition	885,348	—	885,348

December 31, 2011	$21,238,512	$(7,508,941)	$13,729,571

As of December 31, 2011, the Company had approximately $13.7 million of goodwill resulting from business acquisitions. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss on goodwill and all related intangible assets. The second step of the impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Based on the Company’s (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing the Company’s business units, the Company determined that the carrying value of goodwill related to the Company’s sleep centers located in Oklahoma, Nevada and Texas exceeded their fair value. In addition, the Company determined the carrying value of the Company’s intangible assets exceeded their fair value. Accordingly, the Company recorded a noncash impairment charge, in December 2010, of $7.5 million and $0.4 million, respectively, on goodwill and other intangible assets. The Company’s evaluation of goodwill and indefinite lived intangible assets completed during 2011 resulted in no impairment losses.

Changes in the carrying amount of intangible assets during the years ended December 31, 2011 and 2010 were as follows:

	Gross Amount	Accumulated Impairment Losses	Accumulated Amortization	Net
January 1, 2010	$2,085,000	$—	$(197,699)	$1,887,301
Amortization	—	—	(207,600)	(207,600)
Impairment charge	—	(365,945)	—	(365,945)

December 31, 2010	2,085,000	(365,945)	(405,299)	1,313,756
Business acquisition	50,000	—	—	50,000
Amortization	—	—	(149,123)	(149,123)

December 31, 2011	$2,135,000	$(365,945)	$(554,422)	$1,214,633

At December 31, 2010, the Company also had intangible assets of $1,087,000 included in other assets from discontinued operations. These intangible assets were applicable to customer relationships at East which was sold in May 2011.

Intangible assets as of December 31, 2011 and 2010 include the following:

		2011			2010
	Useful Life (Years)	Carrying Value(1)	Accumulated Amortization	Net	Carrying Value(1)	Accumulated Amortization	Net
Customer relationships	5 -15	$1,139,333	$(319,634)	$819,699	$1,139,333	$(231,333)	$908,000
Covenants not to compete	3 -15	210,111	(145,056)	65,055	160,111	(119,000)	41,111
Trademark	10	229,611	(60,177)	169,434	229,611	(38,078)	191,533
Payor contracts	15	190,000	(29,555)	160,445	190,000	(16,888)	173,112

Total		$1,769,055	$(554,422)	$1,214,633	$1,719,055	$(405,299)	$1,313,756

(1)	The carrying value is net of accumulated impairment charges.

Amortization expense for the years ended December 31, 2011 and 2010 was $149,123 and $207,600, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2012	$156,178
2013	139,734
2014	138,344
2015	123,067
2016	109,200

Note 9 – Other Assets:

Deferred Offering Costs

As of December 31, 2010, the Company had deferred offering costs of approximately $435,000. The costs were incurred in conjunction with a public stock offering that the Company completed in 2011. See Note 13 – Capital Structure.

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

The Company has provided with documentation from the Fund referencing tax credits which are available to the Company in the amount of approximately $400,000. The tax credits expired in 2010. Given the Company’s historical operating losses, management determined in the 4th quarter of 2010 that realization of the Company’s $200,000 investment from proceeds other than utilization of the tax credit was remote and as a result an impairment charge of $200,000 was recorded.

Note 10 – Borrowings

The Company’s borrowings as of December 31, 2011 and 2010 are as follows:

	Rate (1)	Maturity Date	2011	2010
Bank line of credit	6%	June 2014 - Aug. 2015	$14,114,145	$14,396,935
Senior bank debt	6%	May 2014	4,708,984	8,000,000
Notes payable on equipment	6 - 14%	Apr. 2012 - Dec. 2013	282,872	417,249
Sleep center working capital notes payable	3.25 - 6%	Mar. 2012 - Jan. 2015	90,247	225,124
Seller financing	7.6%	Sep. 2012	40,317	90,662
Notes payable on vehicles	2.9 - 3.9%	Nov. 2012 - Dec. 2013	38,723	63,586
Insurance premium financing	2.97	Nov. 2011	—	12,075

Total borrowings			19,275,288	23,205,631
Less: Current portion of long-term debt			(2,071,597)	(22,768,781)

Long-term debt			$17,203,691	$436,850

(1)	Effective rate as of December 31, 2011

In May 2008 and as amended in May 2009, July 2010, December 2010 and March 2012, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility”. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. Prior to June 30, 2010, the floor rate was 5%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1 and Minimum Net Worth, as defined.

As of December 31, 2011, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1. Arvest Bank has waived the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of obtaining the waiver, the Company agreed to the following conditions:

•	The Company paid all principal and interest due on the Arvest Debt through June 30, 2012.

•	The Company will pay on or before June 30, 2012, all principal and interest due on the Arvest Debt through December 31, 2012.

•

Beginning on April 1, 2012, and continuing through June 4, 2012, the Company must have $1.75 million in cash on hand and beginning June 5, 2012 and ending on June 30, 2012, the Company must have $2.5 million in cash prior to making the required principal and interest prepayment due on June 30, 2012.

•

Beginning on September 30, 2012, and on the last day of each quarter thereafter, the Company’s EBITDA must be positive for the immediately prior quarter. EBITDA is defined as net income plus: (i) interest expense, (ii) income tax expense, (iii) depreciation and amortization expense and (iv) non-cash charges including impairment charges and stock compensation.

There is no assurance that Arvest Bank will waive any future violations of the Debt Service Coverage Ratio covenant. However, management has historically been successful in obtaining waivers from Arvest Bank.

The Company has entered into various notes payable for the purchase of sleep diagnostic equipment. The balance owed at December 31, 2011 of $282,872 is comprised of two notes with principal balances at December 31, 2011 of $274,872 and $8,000, respectively, and that bear interest at fixed rates of 6% and 14%, respectively. The Company is required to make monthly payments of principal and interest totaling $15,449. The notes mature in December 2013 and April 2012, respectively.

The Company has entered into various notes payable to banks to supplement the working capital needs of its individual sleep centers. The amount owed under these notes at December 31, 2011 of $90,247 bear interest at variable rates ranging from 0.0% to 1.5% above the prime rate as published in the Wall Street Journal except for one note which bears interest at a fixed rate of 6.0%. The Company is required to make monthly payments of principal and interest totaling $4,743. The notes mature on varying dates from March 2012 to January 2015.

As part of the sale of ApothecaryRx assets, the Company retained one seller financing note payable. The note bears interest at a fixed rate of 7.6% and matures in September 2012. The Company is required to make monthly payments of principal and interest of $4,627.

The Company has entered various notes payable for the purchase of vehicles. Under the terms of the notes, the Company is required to make monthly principal and interest payments totaling $2,221. The notes mature on various dates from November 2012 to December 2013.

At December 31, 2011, future maturities of long-term debt were as follows:

2012	$2,071,597
2013	2,548,585
2014	11,052,339
2015	3,602,767
2016	—
Thereafter	—

Note 11 – Commitments and Contingencies

Legal Issues

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the year ended December 31, 2011, the Company incurred $160,000 in settlement expenses related to its ongoing asserted and unasserted legal claims. During the year ended December 31, 2010, the Company did not incur any costs in settlement expenses related to its ongoing asserted and unasserted legal claims.

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

The Company’s rental expense for operating leases in 2011 and 2010 was $1,605,474 and $1,908,322, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2011:

2012	$1,257,709
2013	1,146,921
2014	807,079
2015	479,190
2016	332,821
Thereafter	2,103,253

Total	$6,126,973

Significant Supplier

The Company is dependent on merchandise vendors to provide sleep disorder related products for resale. The Company’s largest sleep product suppliesr are Fisher & Paykel Healthcare, which supplied approximately 38% and 39% of the Company’s sleep supplies in the years ended December 31, 2011 and 2010, respectively, and ResMed, Inc., which supplied approximately 32% and 30% of the Company’s sleep supplies in the years ended December 31, 2011 and 2010, respectively. In management’s opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of the Company’s needs, the Company would be able to find a suitable alternative supplier, but possibly not without significant disruption to the Company’s business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

Note 12 – Income Taxes

The income tax provision for the years ended December 31, 2011 and 2010 consists of:

	2011	2010
Current provision	$13,992	$118,000
Deferred provision (benefit)	(2,168,000)	998,000
Change in beginning of year valuation allowance	2,168,000	(998,000)

Total	$13,992	$118,000

Current provision, discontinued operations	$—	$48,795

The Company expensed $110,000 during the year ended December 31, 2010 for estimated penalties incurred for filing certain Federal tax returns late. The amount expensed is included in the income tax provision. There were no estimated penalties expensed during the year ended December 31, 2011. The Company has accrued interest and penalties of approximately $159,000 at December 31, 2011 and 2010 related to the late filing of certain tax returns. The accrued interest and penalties are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred income tax assets and liabilities as of December 31, 2011 and 2010 are comprised of:

	2011	2010
Deferred income tax assets:
Current:
Accounts receivable	$538,000	$1,664,000
Accrued liabilities	87,000	106,000

	625,000	1,770,000
Valuation allowance	(625,000)	(1,770,000)

Total current deferred tax assets	—	—

Long-term:
Goodwill	3,249,000	4,839,000
Net operating loss carryforwards	10,025,000	4,725,000
State tax credit carryforwards	—	400,000
Intangible assets	77,000	154,000
Acquisition costs	63,000	38,000
Stock awards	50,000	69,000

	13,464,000	10,225,000
Valuation allowance	(13,162,000)	(9,849,000)

Total long-term deferred tax assets	302,000	376,000
Deferred income tax liabilities:
Long-term:
Fixed assets, net	302,000	376,000

Deferred tax asset, net	$—	$—

The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2011 and 2010 follows:

	2011	2010
Beginning valuation allowance	$11,619,000	$12,617,000
Change in valuation allowance	2,168,000	(998,000)

Ending valuation allowance	$13,787,000	$11,619,000

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2011	2010
Federal statutory rate	35.0%	35.0%
Change in valuation allowance	-35.5	5.2
Nondeductible impairment charges	—	-29.6
Other	0.3	-11.5

Effective income tax rate	-0.2%	-0.9%

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $28,644,000, expiring at various dates through 2026. Approximately $3,012,000 of the Company’s net operating loss carryforwards are subject to an annual limitation of approximately $218,000.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2004 and later tax returns are still subject to examination.

Note 13 – Capital Structure

In June 2011, the Company completed a public offering of 6,000,000 shares of common stock and warrants exercisable for the purchase of 6,700,000 shares for gross proceeds of $8,400,000 or $1.40 per combination of one share of common stock and a warrant to purchase one share of common stock. The underwriter of the offering received sales commissions of $420,350 (5% of the gross proceeds), a corporate finance fee of $168,140 (2% of the gross proceeds) and a legal and other expense allowance of $116,094 (1.4% of the gross proceeds). In conjunction with the offering, each investor received a warrant to purchase one share of common stock for each share of common stock purchased. The amount received for the warrants has been included in additional paid-in capital in the accompanying consolidated balance sheets. The warrants are exercisable for the purchase of one share of common stock for $1.50 beginning June 20, 2011 and on or before June 20, 2016. The Company incurred $883,271 in expenses directly associated with the offering. These expenses have been reflected as a reduction in additional paid-in capital in the accompanying consolidated balance sheets.

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

Note 14 – Stock Options, Grants and Warrants

The Company has adopted three stock option plans, the 2008 Long-Term Incentive Plan (the “Incentive Plan”), the 2003 Stock Option Plan (the “Employee Plan”) and the 2003 Non-Employee Stock Option Plan (the “Non-Employee Plan”).

The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The number of shares of common stock authorized and reserved under the Incentive Plan is 750,000.

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

The assumptions used to value the option and warrant grants are as follows:

	2011	2010
Expected life (in years)	2.5	2.5
Volatility	62%	81%
Risk free interest rate	0.5%	0.4%
Dividend yield	—%	—%

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2010	206,716	$11.92
Granted – options	31,250	4.72
Forfeited – warrants	(50,000)	10.00
Forfeited – options	(42,549)	16.24

Outstanding at December 31, 2010	145,417	9.76
Granted – warrants	7,993,103	1.63
Granted – options	225,000	2.08
Forfeited – options	(51,133)	8.46

Outstanding at December 31, 2011	8,312,387	$1.73

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/11	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/11	Average Exercise Price
$1.01 to $3.00	6,750,000	4.5	$1.50	6,712,500	$1.50
$3.01 to $5.00	1,505,603	2.6	2.38	1,455,603	2.38
$5.01 to $7.00	56,784	0.9	12.69	56,784	12.69

Total	8,312,387			8,224,887

The fair value of the 225,000 and 31,250 options issued in 2011 and 2010 was estimated to be approximately $69,000 and $71,000, respectively. The value of the options is recorded as compensation expense or, in the case of non-employee third parties, as professional services expense over the requisite service period which equals the vesting period of the options. Compensation expense related to stock options was $44,000 and $84,000 during 2011 and 2010, respectively.

The options and warrants outstanding and options and warrants exercisable as of December 31, 2011 and 2010 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

Unvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	106,250	$7.60
Granted	52,500	4.56
Vested	(84,375)	5.80
Forfeited	(51,875)	6.88

Unvested at December 31, 2010	22,500	9.76
Granted	225,000	1.13
Vested	(236,250)	1.54
Forfeited	—	—

Unvested at December 31, 2011	11,250	$9.76

During 2011 and 2010, the Company issued 225,000 and 52,500, respectively, restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was $255,000 and $239,000, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award. During 2011 and 2010, the Company recorded compensation expense related to stock grant awards of approximately $275,000 and $390,000, respectively. As of December 31, 2011 and 2010, the Company has unrecognized compensation expense associated with the stock grants, options and warrants of approximately $145,000 and $464,000, respectively.

Note 15 – Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market in an orderly transaction between market participants. In determining fair value, the accounting standards established a three-level hierarchy that distinguishes between (i) market data obtained or developed from independent sources (i.e., observable data inputs) and (ii) a reporting entity’s own data and assumptions that market participants would use in pricing an asset or liability (i.e., unobservable data inputs). Financial assets and financial liabilities measured and reported at fair value are classified in one of the following categories, in order of priority of observability and objectivity of pricing inputs:

•	Level 1 – Fair value based on quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Fair value based on significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•

Level 3 – Fair value based on prices or valuation techniques that require significant unobservable data inputs. Inputs would normally be a reporting entity’s own data and judgments about assumptions that market participants would use in pricing the asset or liability.

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

Nonrecurring Fair Value Measurements:

Business Acquisition – In December 2011, the Company acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of $960,000. Under the purchase agreement, the Company paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds will be reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. The Company determined the fair value of the contingent consideration or Withheld Funds to be $234,565.

Goodwill and Intangible Assets – Goodwill and indefinite-lived intangible assets are tested for possible impairment as of the beginning of the fourth quarter of each year. During 2010, management concluded that the carrying values of goodwill and certain intangible assets at its sleep centers located in Nevada, Oklahoma and Texas exceeded their respective fair values. In addition, the carrying value of the Company’s indefinite lived intangible asset and certain other intangible assets associated with the MSA at Eastern exceeded their fair value. As a result, the Company recorded impairment charges totaling $10.8 million to write down the goodwill and intangible assets to their respective implied fair values. Also during 2010, the Company identified impairment indicators relating to property and equipment at certain sleep diagnostic facilities and certain administrative facilities and determined that the fair value of the identified assets was less than their carrying value. As a result, an impairment charge of $762,224 was recorded during 2010 to write down the property and equipment to its implied fair value.

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

The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2011:
Contingent consideration	$234,565	$—	$—	$234,565	$—
December 31, 2010:
Goodwill	$13,007,953	$—	$—	$13,007,953	$(7,508,941)
Intangible assets	2,400,756	—	—	2,400,756	(3,243,056)

					$(10,751,997)

Note 16 – Related Party Transactions

On March 16, 2011, the Company executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The interest rate on the note was 6% and the maturity date of the note was August 1, 2011. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. In May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering. During 2011, the Company incurred approximately $5,000 in interest expense on the Valiant Note.

As of December 31, 2011 and 2010, the Company had approximately $4.3 million and $0.6 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $84,000 and $110,000 at December 31, 2011 and 2010, respectively. The interest rates on the notes are fixed at 6%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., one of the Company’s directors. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company’s corporate headquarters and offices are occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. From April 2010 through November 2010, the Company paid a reduced monthly rental payment of $4,200 per month and prior to April 2010, the monthly rental payments were $10,300. Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the years ended December 31, 2011 and 2010, the Company incurred approximately $84,000 and $75,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 17 – Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

In March 2012, the executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company is required to make monthly lease payments of $17,970 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, the Company is responsible for all costs associated with preparing the space for occupancy (the “Improvement Costs”). During the term of the lease, City Place will reimburse the Company for the Improvement Costs by offsetting the monthly lease payment against the balance of the remaining Improvement Costs. As of March 29, 2012, the Company had incurred approximately $500,000 in Improvement Costs. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer.

Note 18 – Supplemental Cash Flow Information

Cash payments for interest and income taxes and certain noncash investing and financing activities for the years ended December 31, 2011 and 2010 follows:

	2011	2010
Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$1,299,000	$1,230,000
Interest expense, discontinued operations	—	1,345,000
Income taxes	—	20,000

Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$1,000,000	$—
Contingent consideration (see Note 5 – Acquisitions)	234,565	—