Form 10-Q
period 2012-03-31
Graymark Healthcare, Inc.
filed 2012-05-15
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of May 15, 2012, 15,070,634 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

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

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries and “Sleep Management Solutions,” or “SMS,” refers to our sleep centers and related service and supply business.

i

PART I. FINANCIAL INFORMATION

Item 1.	Graymark Healthcare, Inc. Consolidated Condensed Financial Statements.

The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, the Consolidated Condensed Statements of Operations for the three month periods ended March 31, 2012 and 2011, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,893,466	$4,915,032
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,227,224 and $3,100,612, respectively	3,397,280	3,095,447
Inventories	376,667	427,039
Current assets from discontinued operations	1,054,972	1,059,023
Other current assets	398,246	274,049

Total current assets	7,120,631	9,770,590

Property and equipment, net	3,366,620	2,935,992
Intangible assets, net	1,174,486	1,214,633
Goodwill	13,729,571	13,729,571
Other assets from discontinued operations	45,605	54,255
Other assets	275,662	280,289

Total assets	$25,712,575	$27,985,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,324,303	$782,367
Accrued liabilities	1,957,107	2,262,096
Current portion of long-term debt	2,225,045	2,071,597
Current liabilities from discontinued operations	600,942	723,274

Total current liabilities	6,107,397	5,839,334

Long-term debt, net of current portion	16,615,234	17,203,691
Other liabilities	117,282	117,282

Total liabilities	22,839,913	23,160,307
Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 15,070,634 issued and outstanding	1,507	1,507
Paid-in capital	40,103,113	40,080,923
Accumulated deficit	(37,043,483)	(35,113,386)

Total Graymark Healthcare shareholders’ equity	3,061,137	4,969,044
Noncontrolling interest	(188,475)	(144,021)

Total equity	2,872,662	4,825,023

Total liabilities and shareholders’ equity	$25,712,575	$27,985,330

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Net Revenues:
Services	$3,376,796	$2,957,604
Product sales	986,071	1,246,377

	4,362,867	4,203,981

Cost of Services and Sales:
Cost of services	1,363,382	1,222,944
Cost of sales	395,112	408,696

	1,758,494	1,631,640

Gross Margin	2,604,373	2,572,341

Operating Expenses:
Selling, general and administrative	3,684,417	3,589,252
Bad debt expense	297,881	117,847
Depreciation and amortization	271,699	279,939

	4,253,997	3,987,038

Other (Expense):
Interest expense, net	(289,028)	(349,577)
Other expense	—	(2,229)

Net other (expense)	(289,028)	(351,806)

Income (loss) from continuing operations, before taxes	(1,938,652)	(1,766,503)
(Provision) benefit for income taxes	(3,498)	(3,498)

Income (loss) from continuing operations, net of taxes	(1,942,150)	(1,770,001)
Income (loss) from discontinued operations, net of taxes	(32,401)	(150,969)

Net income (loss)	(1,974,551)	(1,920,970)
Less: Net income (loss) attributable to noncontrolling interests	(44,454)	(84,704)

Net income (loss) attributable to Graymark Healthcare	$(1,930,097)	$(1,836,266)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.13)	$(0.23)
Income (loss) from discontinued operations	—	(0.02)

Net income (loss) per share	$(0.13)	$(0.25)

Weighted average number of common shares outstanding	15,070,634	7,238,403

Weighted average number of diluted shares outstanding	15,070,634	7,238,403

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Operating activities:
Net income (loss)	$(1,930,097)	$(1,836,266)
Less: Net income (loss) from discontinued operations	(32,401)	(150,969)

Net income (loss) from continuing operations	(1,897,696)	(1,685,297)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	271,699	279,939
Noncontrolling interests	(44,454)	(84,704)
Stock-based compensation and professional services, net of cashless vesting	22,190	23,716
Bad debt expense	297,881	117,847
Changes in assets and liabilities -
Accounts receivable	(599,714)	65,096
Inventories	50,372	(31,358)
Other assets	(119,570)	(56,650)
Accounts payable	541,936	242,269
Accrued liabilities	(304,989)	(646,178)

Net cash (used in) operating activities from continuing operations	(1,782,345)	(1,775,320)
Net cash provided by (used in) operating activities from discontinued operations	(142,032)	1,205,601

Net cash provided by (used in) operating activities	(1,924,377)	(569,719)

Investing activities:
Purchase of property and equipment	(662,180)	(9,780)
Disposal of property and equipment	—	18,638

Net cash provided by (used in) investing activities from continuing operations	(662,180)	8,858
Net cash (used in) investing activities from discontinued operations	—	(190,814)

Net cash (used in) investing activities	(662,180)	(181,956)

Financing activities:
Debt proceeds	67,553	725,000
Debt payments	(502,562)	(102,420)

Net cash provided by (used in) financing activities from continuing operations	(435,009)	622,580
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(435,009)	622,580

Net change in cash and cash equivalents	(3,021,566)	(129,095)
Cash and cash equivalents at beginning of period	4,915,032	639,655

Cash and cash equivalents at end of period	$1,893,466	$510,560

Cash Paid for Interest and Income Taxes:
Interest expense	$292,723	$354,585

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$9,000

Noncash Investing and Financing Activities:
Property and equipment purchases included in accounts payable	$189,553	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended March 31, 2012 and 2011

Note 1 – Nature of Business

Graymark Healthcare, Inc. (the “Company”) is organized in Oklahoma and provides diagnostic sleep testing services and care management solutions for people with chronic sleep disorders. In addition, the Company sells equipment and related supplies and components used to treat sleep disorders. The Company’s products and services are used primarily by patients with obstructive sleep apnea, or OSA. The Company’s sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM’s, preferred method of treatment for obstructive sleep apnea. The Company’s sleep diagnostic facilities also determine the correct pressure settings for patient treatment with positive airway pressure. The Company sells CPAP devices and supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined. There are noncontrolling interest holders in some of the Company’s testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Note 2 – Basis of Presentation

Reverse Stock Split – On June 3, 2011, the Company executed a reverse stock split of the Company’s common stock in a ratio of 1-for-4. The effect of the reverse split reduced the Company’s outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split. The accompanying condensed consolidated financial statements give effect to the reverse split as of the first date presented.

Operating Results and Management’s Plan – As of March 31, 2012, the Company had an accumulated deficit of approximately $37.0 million and reported a net loss of approximately $1.9 million for the three months then ending. In addition, the Company used approximately $1.8 million in cash from operating activities during the three months ending March 31, 2012. During the next three to six months, management expects operating results to improve as certain new diagnostic locations commence operations. Management also plans to continue to monitor the level of selling, general and administrative expenses during that time. Management believes that between cash on hand, working capital, potential capital raises and or debt renegotiations, the Company will have enough capital to continue its operations for the next twelve months. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company, but there is no assurance that the Company will be successful in raising the necessary capital or continue as a going concern.

As noted in Note 6 – Borrowings, under the Company’s loan agreement with Arvest Bank, beginning on April 1, 2012, and continuing through June 4, 2012, the Company must have $1.75 million in cash on hand and beginning June 5, 2012 and ending on June 30, 2012, the Company must have $2.5 million in cash prior to making the required principal and interest prepayment that is due on June 30, 2012. If the Company fails to maintain the required cash on hand or does not make the required prepayment, either will be an event of default under the Company’s loan agreement with Arvest Bank. In addition, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. Under a notice received from NASDAQ, the Company has until June 18, 2012, to regain compliance. If the Company is delisted from NASDAQ, that will be an event of default under the Company’s loan agreement with Arvest Bank. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The December 31, 2011 consolidated condensed balance sheet was derived from audited financial statements.

Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation including the assets, liabilities, results of operations and cash flows of East which are reflected as discontinued operations.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for the Company’s remaining sleep diagnostic business since the fourth quarter of 2010. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business by the third quarter of 2012. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

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

The patient and their third party insurance provider typically share in the payment for the Company’s products and services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, the Company is not certain of the full amount of patient responsibility at the time of service. The Company estimates amounts due from patients prior to service and attempts to collect those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.

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

Restricted cash – As of March 31, 2012 and December 31, 2011, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

Accounts receivable – The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance provisions of their health insurance policies.

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s historic therapy business has been out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems report this revenue at a higher gross billed amount, which the Company adjusts to an expected net amount based on historic payments. The Company expects to migrate its historical therapy business to the same process used in the sleep diagnostic business in the third quarter of 2012. As the Company continues to move more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

For the three months ended March 31, 2012 and 2011, the amounts the Company collected in excess of (less than) recorded contractual allowances were approximately ($39,000) and $45,000, respectively. These amounts reflect the amount of actual cash received in excess of the original contractual amount recorded at the time of service.

Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	March 31, 2012	December 31, 2011
Allowance for contractual adjustments	$1,524,592	$1,563,324
Allowance for doubtful accounts	1,702,632	1,537,288

Total	$3,227,224	$3,100,612

The activity in the allowances for contractual adjustments and doubtful accounts for the three months ending March 31, 2012 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at December 31, 2011	$1,563,324	$1,537,288	$3,100,612
Provisions	178,015	297,881	475,896
Write-offs, net of recoveries	(216,747)	(132,537)	(349,284)

Balance at March 31, 2012	$1,524,592	$1,702,632	$3,227,224

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
1 to 60 days	$2,051,917	$1,902,197
61 to 90 days	445,996	357,775
91 to 120 days	326,477	268,436
121 to 180 days	290,177	260,134
181 to 360 days	282,713	306,905
Greater than 360 days	—	—

Total	$3,397,280	$3,095,447

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

Included in accounts receivable are earned but unbilled receivables of approximately $225,000 and $205,000 as of March 31, 2012 and December 31, 2011, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires certain healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and was adopted by the Company on January 1, 2012. This ASU applies to health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though it has not assessed the patient’s ability to pay. The Company evaluates the collectability of payments at the time of service for substantially all of its business and as a result, the Company has determined that the reporting provisions in the ASU do not apply to the Company.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for the Company for any goodwill impairment test performed on January 1, 2012 or later. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

Note 4 – Discontinued Operations

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

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the three months ended March 31, 2012 and 2011 are summarized below:

	2012	2011
Revenues:
East	$—	$485,892
ApothecaryRx	—	(66,214)
Other	—	—

Total revenues	$—	$419,678

Income (loss) from discontinued operations, before taxes:
East	$—	$63,709
ApothecaryRx	(32,291)	(206,966)
Other	(110)	(7,712)
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(32,401)	$(150,969)

The balance sheet items for the Company’s discontinued operations as of March 31, 2012 and December 31, 2011 are summarized below:

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$—	$1,099
Inventories	31,267	34,219
Indemnity Escrow Fund	1,000,000	1,000,000
Other current assets	23,705	23,705

Total current assets	1,054,972	1,059,023

Fixed assets, net	45,605	54,255

Total noncurrent assets	45,605	54,255

Total assets	$1,100,577	$1,113,278

Payables and accrued liabilities	$600,942	$723,274

Note 5 – Goodwill and Other Intangibles

The carrying amount of goodwill as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
Gross amount	$21,238,512	$21,238,512
Accumulated impairment losses	(7,508,941)	(7,508,941)

Carrying value	$13,729,571	$13,729,571

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

The carrying amount of intangible assets as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011
Gross amount	$2,135,000	$2,135,000
Accumulated impairment losses	(365,945)	(365,945)

Carrying value	$1,769,055	$1,769,055

Intangible assets as of March 31, 2012 and December 31, 2011 include the following:

	Useful Life (Years)	March 31, 2012			December 31, 2011 Net
		Carrying Value	Accumulated Amortization	Net
Customer relationships	8 – 15	$1,139,333	$(340,756)	$798,577	$819,699
Covenants not to compete	3 – 15	210,111	(155,389)	54,722	65,055
Trademark	10 – 15	229,611	(65,702)	163,909	169,434
Payor contracts	15	190,000	(32,722)	157,278	160,445

Total		$1,769,055	$(594,569)	$1,174,486	$1,214,633

Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $40,000 and $37,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended March 31,
2013	$150,011
2014	139,734
2015	134,177
2016	121,820
2017	114,267

Note 6 – Borrowings

The Company’s long-term debt as of March 31, 2012 and December 31, 2011 are as follows:

	Rate (1)	Maturity Date	March 31, 2012	December 31, 2011
Bank line of credit	6%	Jun. 2014 – Aug. 2015	$13,845,450	$14,114,145
Senior bank debt	6%	May 2014	4,559,332	4,708,984
Notes payable on equipment	6%	Dec. 2013	231,777	282,872
Sleep center notes payable	6%	Jan. 2015	78,010	90,247
Seller financing	7.65%	Sept. 2012	27,121	40,317
Notes payable on vehicles	2.9 - 3.9%	Nov. 2012 –Dec. 2013	32,373	38,723
Equipment capital lease	10.65%	Feb. 2015	66,216	—

Total borrowings			18,840,279	19,275,288
Less: Current portion of long-term debt			(2,225,045)	(2,071,597)

Long-term debt			$16,615,234	$17,203,691

(1)	Effective rate as of March 31, 2012

At March 31, 2012, future maturities of long-term debt were as follows:

Twelve months ended March 31,
2013	$2,225,045
2014	2,553,613
2015	10,617,302
2016	3,444,319
2017	—
Thereafter	—

In May 2008 and as amended in May 2009, July 2010, December 2010 and April 2012, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility.” The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1, as defined.

As of March 31, 2012, the Company’s Debt Service Coverage Ratio was less than 1.25 to 1. Arvest Bank has deferred the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of the amended loan agreement, the Company agreed to the following conditions:

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

Note 7 – Commitments and Contingencies

Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the three months ended March 31, 2012 and 2011, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 8 – Fair Value Measurements

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

Note 9 – Related Party Transactions

As of March 31, 2012 and December 31, 2011, the Company had $1.5 million and $4.3 million, respectively, on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $77,000 and $84,000 at March 31, 2012 and December 31, 2011, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company is required to make monthly lease payments of $17,970 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, the Company is responsible for all costs associated with preparing the space for occupancy (the “Improvement Costs”). During the term of the lease, City Place will reimburse the Company for the Improvement Costs by offsetting the monthly lease payment against the balance of the remaining Improvement Costs. As of March 31, 2012, the Company had incurred approximately $654,000 in Improvement Costs. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the three months ended March 31, 2012 and 2011, the Company incurred approximately $32,000 and $30,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 10 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

We provide diagnostic sleep testing services and care management solutions, or SMS, for people with chronic sleep disorders. In addition, we provide therapy services (delivery and set up of CPAP equipment together with training related to the operation and maintenance of CPAP equipment) and the sale of related disposable supplies and components used to maintain the CPAP equipment. Our products and services are used primarily by patients with obstructive sleep apnea, or OSA. Our sleep centers provide monitored sleep diagnostic testing services to determine sleep disorders in the patients being tested. The majority of the sleep testing is to determine if a patient has OSA. A continuous positive airway pressure, or CPAP, device is the American Academy of Sleep Medicine’s, or AASM’s, preferred method of treatment for obstructive sleep apnea. Our sleep diagnostic facilities also determine the correct pressure settings for patient CPAP devices via titration testing. We sell CPAP devices and disposable supplies to patients who have tested positive for sleep apnea and have had their positive airway pressure determined.

As of March 31, 2012, we operated 100 sleep diagnostic and therapy centers in 9 states; 22 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Under the Agreement, the consideration for the ApothecaryRx assets purchased and liabilities assumed is $25,500,000 plus up to $7,000,000 for inventory (“Inventory Amount”), but less any payments remaining under goodwill protection agreements and any amounts due under promissory notes which are assumed by buyer (the “Purchase Price”). For purposes of determining the Inventory Amount, the parties agreed to hire an independent valuator to perform a review and valuation of inventory being purchased from each pharmacy location. We received approximately $24.5 million in net proceeds from the sale of assets of which $2.0 million was deposited into an indemnity escrow account (the “Indemnity Escrow Fund”) as previously agreed pursuant to the terms of an indemnity escrow agreement. These proceeds are net of approximately $1.0 million of security deposits transferred to the buyer and the assumption by the buyer of liabilities associated with goodwill protection agreements and promissory notes. We also received an additional $3.8 million for the sale of inventory to Walgreens at 17 of our pharmacies with the inventory for the remaining pharmacy being sold as part of the litigation settlement. We used $22.0 million of the proceeds to pay-down our senior credit facility.

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund ($1.0 million) were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund will be released in June 2012 (the 18-month anniversary of the final closing date of the sale), subject to any pending claims for indemnification.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2012 and 2011. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three Month Periods Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
Net Revenues:
Services	$3,376,796	$2,957,604
Product sales	986,071	1,246,377

	4,362,867	4,203,981

Cost of services	1,363,382	1,222,944
Cost of sales	395,112	408,696
Selling, general and administrative	3,684,417	3,589,252
Bad debt expense	297,881	117,847
Depreciation and amortization	271,699	279,939
Net other expense	289,028	351,806

Loss from continuing operations, before taxes	(1,938,652)	(1,766,503)
Provision for income taxes	(3,498)	(3,498)

Loss from continuing operations, net of taxes	(1,942,150)	(1,770,001)
Discontinued operations, net of taxes	(32,401)	(150,969)

Net loss	(1,974,551)	(1,920,970)
Less: Noncontrolling interests	(44,454)	(84,704)

Net loss attributable to Graymark Healthcare	$(1,930,097)	$(1,836,266)

Discussion of Three Month Periods Ended March 31, 2012 and 2011

Services revenues increased $0.4 million (a 14.2% increase) during the three months ended March 31, 2012 compared with the first quarter of 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve.

The increase in revenues from sleep diagnostic services during the first quarter of 2012 compared to the first quarter of 2011 was due to a $0.5 million increase at our Hospital/Outreach locations which was partially offset by a $0.1 million decrease at our clinic locations. Revenue from our IDTF locations was flat during the first quarter of 2012 compared to the first quarter of 2011.

The $0.5 million increase in our Hospital/Outreach locations was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the first quarter of 2012, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.2 million of the Hospital/Outreach revenue increase in the first quarter of 2012 compared to the same period in 2011.

•	Revenue from new hospital agreements that commenced operations since the first quarter of 2011 contributed $0.1 million of the revenue increase compared to the first quarter of 2011.

•

Periodically, we receive revenues from performing research studies at our clinics in Kansas City, MO. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the first quarter of 2012, we performed more research sleep studies compared to the first quarter of 2011. This increase in research studies resulted in an increase of $0.1 million in revenue in compared to the first quarter of 2011.

•

An increase in the number of sleep studies performed in our existing Hospital/Outreach locations in the first quarter of 2012 compared to the first quarter of 2011 resulted in an increase of $0.1 million in revenue.

The $0.1 million decline in revenues related to our clinic services was related to the closing of our clinics in the Oklahoma City area during 2011.

Product sales revenues from our sleep therapy business decreased $0.3 million (a 20.9% decrease) during the three months ended March 31, 2012 compared with the first quarter of 2011. The decrease was due to $0.3 million in lower set-up revenue driven by a combination of lower volumes due to lower conversion rates of sleep studies to CPAP set-ups and lower average reimbursement per set-up. Revenue from our re-supply business was flat. An increase in resupply volume was fully offset by a decrease in the average revenue per resupply sale.

Cost of services increased $0.1 million (an 11.5% increase) during the three months ended March 31, 2012 compared with the first quarter of 2011. The increase sleep study volumes in the first quarter of 2012 compared to 2011 resulted in approximately $0.2 million of increased expense, partially offset by operational efficiencies including a decrease in technician labor cost per sleep study performed and the renegotiation and resulting reduction of professional interpretation fees resulting in a decrease of $0.1 million compared to the first quarter of 2011.

Cost of services revenue as a percent of services was 40.4% and 41.3% during the first quarter of 2012 and 2011, respectively. The reduction was due to the increased volumes which allow for more efficient technician scheduling and improved interpretation fee costs due to the renegotiation of several interpretation fee rates during 2011.

Cost of sales from our sleep therapy business was flat during the three months ended March 31, 2012 compared with the first quarter of 2011.

Cost of sales as a percent of product sales was 40.1% and 32.8% during the first quarter of 2012 and 2011 respectively. The increase in cost of sales as a percent of product sales was due primarily to the following:

•	Our average revenue per set-up and resupply sale were both lower in the first quarter of 2012 compared to the first quarter of 2011.

•

Beginning in the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment compared to the first quarter of 2011.

Selling, general and administrative expenses increased $0.1 million (a 2.7% increase) to $3.7 million or 84.4% of revenue from $3.6 million or 85.4% of revenue during the three months ended March 31, 2012, compared with the first quarter of 2011. The increase in selling, general and administrative expenses was primarily due to an increase in operating expenses in our sleep diagnostic business of $0.1 million compared to the first quarter of 2011 as we added infrastructure to support anticipated new business in 2012, including the acquisition of Village Sleep in December 2011.

Bad debt expense increased $0.2 million to $0.3 million or 6.8% of revenue from $0.1 million or 2.8% of revenue during the three months ended March 31, 2012, compared with the first quarter of 2011. Our bad debt expense is driven primarily by the aging of our account receivable balances. During the first quarter of 2011, we had recoveries and other one-time adjustments in our Somni business. During the first quarter of 2012, our accounts receivable balance was higher which also contributed to the increase over the prior year quarter.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization was flat during the three months ended March 31, 2012 compared to the first quarter of 2011.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased $0.1 million (a 17.8% decrease) during the three months ended March 31, 2012 compared with the first quarter of 2011. The decrease is related to principal reductions made on our borrowings.

Discontinued operations represent the net loss from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations.

Noncontrolling interests were allocated approximately $44,000 of net loss during the three months ended March 31, 2012 compared with the first quarter of 2011 when noncontrolling interests were allocated approximately $85,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.9 million (44% of approximately $4.4 million in net revenues) during the first quarter of 2012, compared to a net loss of approximately $1.8 million (44% of approximately $4.2 million in net revenues) during the first quarter of 2011.

Liquidity and Capital Resources

Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of March 31, 2012, our liquidity and capital resources included cash and cash equivalents of $1.9 million and working capital of $1.0 million. As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $4.9 million and working capital of $3.9 million.

Cash used in operating activities from continuing operations was $1.8 million during the three months ended March 31, 2012 compared to $1.8 million for the first three months of 2011. During the three months ended March 31, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $1.4 million and an increase in accounts receivable and other assets totaling $0.7 million. During the three months ended March 31, 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $1.3 million, increase in inventories and a net decrease in accounts payable and accrued liabilities of $0.4 million. The primary sources of cash from operating activities from continuing operations during the first quarter of 2012 was a net increase in accounts payable and accrued liabilities of $0.2 million.

Cash used by discontinued operations for the three months ended March 31, 2012 was $0.1 million compared to the first three months of 2011 when discontinued operations provided $1.2 million in cash.

Net cash used by investing activities from continuing operations during the three months ended March 31, 2012 was $0.7 million compared to the first three months of 2011 when investing activities from continuing operations provided approximately $9,000.

There were no investing activities from discontinued operations during the three months ended March 31, 2012. Net cash provided by investing activities from discontinued operations during the three months ended March 31, 2011 was $0.2 million.

Net cash used by financing activities from continuing operations during the three months ended March 31, 2012 was $0.4 million compared to the first three months of 2011 when financing activities from continuing operations provided $0.6 million. During the three months ended March 31, 2012 and 2011, we made debt payments of $0.5 million and $0.1 million, respectively. During the three months ended March 31, 2011, we received $0.7 million in proceeds from our credit facility with Valiant Investments, LLC.

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

We believe that between cash on hand, working capital, potential capital raises and or debt renegotiations, we will have enough capital to continue our operations for the next twelve months. Historically, we have been able to raise the capital necessary to fund our operation and growth, but there is no assurance that we will be successful in raising the necessary capital or continue as a going concern.

Arvest Credit Facility

Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010, December 2010 and April 2012. As of March 31, 2012, the outstanding principal amount of the Arvest Credit Facility was $18.4 million.

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

Compliance with Financial Covenants. As of March 31, 2012, our Debt Service Coverage Ratio was less than 1.25 to 1. Arvest Bank has deferred the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of the amended loan agreement, we agreed to the following conditions:

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at March 31, 2012 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Long-term debt(1)	$3,328,098	$15,123,488	$3,511,826	$—	$21,963,412
Operating leases	1,364,389	2,058,697	1,069,029	2,035,345	6,257,460
Other long-term liabilities(2)	117,283	117,282	—	—	234,565

	$4,809,770	$17,299,467	$4,580,855	$2,035,345	$2,035,345

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2011 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for our remaining sleep diagnostic business since the fourth quarter of 2010. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business by the end of the third quarter of 2012. This change in process and assumptions for our historic sleep therapy business is not expected to have a material impact on future operating results.

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

The patient and their third party insurance provider typically share in the payment for our products and services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, we are not certain of the full amount of patient responsibility at the time of service. We estimate amounts due from patients prior to service and attempt to collect those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.

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

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our historical therapy business has been out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems report this revenue at a higher gross billed amount, which we adjusted to an expected net amount based on historic payments. We expect to migrate our historical therapy business to the same process used in our sleep diagnostic business in the third quarter of 2012. As we continue to move more of our business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	March 31, 2012		December 31, 2011
	Actual	Expected	Actual	Expected
Sleep diagnostic business	68.86	60 to 65	63.52	55 to 60
Sleep therapy business	79.94	65 to 70	71.45	65 to 70

We increased the expected DSO, for our sleep diagnostic business, during the first quarter of 2012 based on the anticipated build-up of accounts receivable related to two new locations which commenced operations in December 2011. Actual DSO exceeded these revised expectations due to the impact of growth in our overall diagnostic business. Although our diagnostic revenues have increased in the first quarter of 2012 compared to the fourth quarter of 2011, the build-up of related accounts receivable has exceeded that revenue growth and caused the DSO calculation to increase. We expect to see continued growth in our business in the second quarter of 2012 and expect to increase our DSO expectations for the second quarter by an additional 3 to 5 days. Our actual therapy DSO significantly exceeded expectations due to the lower revenue than anticipated in our therapy business. While we saw a reduction in net accounts receivable in the first quarter of 2012 compared to the fourth quarter of 2011, it was outpaced by the decrease in revenue, resulting in the increased DSO. We believe we will improve DSO in the second quarter of 2012, however due to the timing issues, we do not expect we will return to previous levels by the end of the second quarter and expect to increase our DSO expectations for therapy by 5 days for the second quarter of 2012.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

In July 2011, the FASB issued “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (ASU 2011-07), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and was adopted by us on January 1, 2012. This ASU applies to health care entities that recognize significant amounts of patient service revenue at the time services are rendered even though it has not assessed the patient’s ability to pay. We evaluate the collectability of payments at the time of service for substantially all of its business and as a result, we have determined that the reporting provisions in the ASU do not apply to us.

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective for us for any goodwill impairment test performed on January 1, 2012 or later. The adoption of these changes did not have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

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

On December 21, 2011, we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2). The notice indicated that we had been granted 180 calendar days, or until June 18, 2012, to regain compliance. To regain compliance the bid price must exceed $1.00 per share for 10 consecutive business days.

In addition, we have a history of continuing operating losses. Net losses were $1.9 million during the three months ended March 31, 2012 and $5.9 million during the year ended December 31, 2011. As of March 31, 2012, we had an accumulated deficit of $37.0 million and shareholders’ equity of $2.9 million. NASDAQ Marketplace Rule 5550(b), the continued listing standards for primary equity securities on The Nasdaq Capital Market requires stockholders’ equity of at least $2.5 million. Given our history of operating losses and our forecast for 2012, we expect to have stockholders’ equity of less than $2.5 million as of the end of the second quarter of 2012 absent the issuance of additional equity securities, the sale of assets, or the acquisition of another company or business. If we were to have less than $2.5 million in stockholders’ equity as at the end of a reporting period, we would be in violation of the Nasdaq continuing listing rules. If we did not regain compliance with the continued listing standards, our common stock would be subject to delisting.

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

We have a bank credit facility of approximately $18.4 million and any of the following events would be an event of default under our Loan Agreement: delisting of our common stock from the NASDAQ Capital Market; not maintaining the required cash on hand under our Loan Agreement through June 30, 2012 or not making the required prepayment of principal and interest due under our Loan Agreement due on or before June 30, 2012.

We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of March 31, 2012, the outstanding principal amount of the Arvest Credit Facility was $18,404,782. The following are potential events of default under the Loan Agreement:

•	If our common stock is delisted from the NASDAQ Capital Market, that will be an event of default under our Loan Agreement.

•

We must maintain $1.75 million in cash on hand through June 4, 2012 and beginning on June 5, 2012 and ending on June 30, 2012, we must have $2.5 million in cash on hand prior to making the required principal and interest prepayment due on June 30, 2012. If we do not maintain the required cash on hand, that will be an event of default under our Loan Agreement.

•

We are required to pay on or before June 30, 2012, all principal and interest due on the Arvest Debt through December 31, 2012. If we do not make the required prepayment, which is approximately $1.5 million, that will be an event of default under our Loan Agreement.

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

At March 31, 2012, we had approximately $13.7 million and $1.2 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our sleep centers during the years 2007 through 2011. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature. Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units. Our evaluation of goodwill and intangible assets completed during 2011 did not identify any impairment. If we do not meet our forecast during the second quarter of 2012 or experience expected revenue increases at certain new facilities during the second quarter of 2012, we could determine that those financial events represent triggering events which would require us to perform an evaluation of our goodwill and intangible assets during the second quarter of 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We do not have anything to report under this Item.

Item 3.	Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

We do not have anything to report under this Item.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description

10.1	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to Exhibit 10.7.6 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.2	Amended and Restated Employment Agreement between the Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.3	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012, is incorporated by reference to Exhibit 10.16.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.4	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2	Certification of Edward M. Carriero, Jr., Chief Financial Officer of Registrant (furnished herewith).

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Edward M. Carriero, Jr., Chief Financial Officer of Registrant (furnished herewith).

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2012

	By:	/S/ EDWARD M. CARRIERO, JR.
Edward M. Carriero, Jr.
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2012

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)
Date: May 15, 2012