Form 10-Q
period 2012-06-30
Graymark Healthcare, Inc.
filed 2012-08-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, 15,155,634 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements.

The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, the Consolidated Condensed Statements of Operations for the three month and six month periods ended June 30, 2012 and 2011, and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,071,733	$4,915,032
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,124,247 and $3,100,612, respectively	3,350,177	3,095,447
Inventories	401,381	427,039
Current assets from discontinued operations	27,778	1,059,023
Other current assets	493,013	274,049

Total current assets	5,344,082	9,770,590

Property and equipment, net	3,382,679	2,935,992
Intangible assets, net	1,131,699	1,214,633
Goodwill	10,688,571	13,729,571
Other assets from discontinued operations	—	54,255
Other assets	271,035	280,289

Total assets	$20,818,066	$27,985,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable	$1,401,875	$782,367
Accrued liabilities	2,800,261	2,262,096
Current portion of long-term debt	18,254,154	2,071,597
Current liabilities from discontinued operations	395,627	723,274

Total current liabilities	22,851,917	5,839,334

Long-term debt, net of current portion	213,614	17,203,691
Other liabilities	117,282	117,282

Total liabilities	23,182,813	23,160,307

Equity:
Graymark Healthcare shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 15,155,634 and 15,070,634 issued and outstanding, respectively	1,516	1,507
Paid-in capital	40,182,696	40,080,923
Accumulated deficit	(42,305,503)	(35,113,386)

Total Graymark Healthcare shareholders’ equity (deficit)	(2,121,291)	4,969,044
Noncontrolling interest	(243,456)	(144,021)

Total equity (deficit)	(2,364,747)	4,825,023

Total liabilities and shareholders’ equity (deficit)	$20,818,066	$27,985,330

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Net Revenues:
Services	$3,166,931	$3,143,390
Product sales	1,144,976	1,265,763

	4,311,907	4,409,153

Cost of Services and Sales:
Cost of services	1,373,552	1,292,960
Cost of sales	402,082	388,660

	1,775,634	1,681,620

Gross Margin	2,536,273	2,727,533

Operating Expenses:
Selling, general and administrative	3,788,287	3,133,739
Bad debt expense	354,775	122,980
Impairment of goodwill	3,041,000	—
Depreciation and amortization	335,537	277,534

	7,519,599	3,534,253

Other (Expense):
Interest expense, net	(283,170)	(325,367)
Other expense	—	(7,005)

Net other (expense)	(283,170)	(332,372)

Income (loss) from continuing operations, before taxes	(5,266,496)	(1,139,092)
(Provision) benefit for income taxes	3,498	(3,498)

Income (loss) from continuing operations, net of taxes	(5,262,998)	(1,142,590)
Income (loss) from discontinued operations, net of taxes	(47,810)	542,342

Net income (loss)	(5,310,808)	(600,248)
Less: Net income (loss) attributable to noncontrolling interests	(48,788)	(18,378)

Net income (loss) attributable to Graymark Healthcare	$(5,262,020)	$(581,870)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.34)	$(0.13)
Income (loss) from discontinued operations	—	0.06

Net income (loss) per share	$(0.34)	$(0.07)

Weighted average number of common shares outstanding	15,115,469	8,787,853

Weighted average number of diluted shares outstanding	15,115,469	8,787,853

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Net Revenues:
Services	$6,543,726	$6,100,994
Product sales	2,131,048	2,512,140

	8,674,774	8,613,134

Cost of Services and Sales:
Cost of services	2,736,935	2,515,904
Cost of sales	797,194	797,356

	3,534,129	3,313,260

Gross Margin	5,140,645	5,299,874

Operating Expenses:
Selling, general and administrative	7,472,703	6,722,989
Bad debt expense	652,655	240,828
Impairment of goodwill	3,041,000	—
Depreciation and amortization	607,236	557,474

	11,773,594	7,521,291

Other (Expense):
Interest expense, net	(572,198)	(674,944)
Other expense	—	(9,234)

Net other (expense)	(572,198)	(684,178)

Income (loss) from continuing operations, before taxes	(7,205,147)	(2,905,595)
(Provision) benefit for income taxes	—	(6,996)

Income (loss) from continuing operations, net of taxes	(7,205,147)	(2,912,591)
Income (loss) from discontinued operations, net of taxes	(80,211)	391,373

Net income (loss)	(7,285,358)	(2,521,218)
Less: Net income (loss) attributable to noncontrolling interests	(93,241)	(103,082)

Net income (loss) attributable to Graymark Healthcare	$(7,192,117)	$(2,418,136)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.47)	$(0.35)
Income (loss) from discontinued operations	(0.01)	0.05

Net income (loss) per share	$(0.48)	$(0.30)

Weighted average number of common shares outstanding	15,093,052	8,017,408

Weighted average number of diluted shares outstanding	15,093,052	8,017,408

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Operating activities:
Net income (loss)	$(7,192,117)	$(2,418,136)
Less: Net income (loss) from discontinued operations	(80,211)	391,373

Net income (loss) from continuing operations	(7,111,906)	(2,809,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	607,236	557,474
Impairment of goodwill	3,041,000	—
Noncontrolling interests	(93,241)	(103,082)
Stock-based compensation and professional services, net of cashless vesting	101,782	42,812
Bad debt expense	652,655	240,828
Changes in assets and liabilities -
Accounts receivable	(907,385)	(480,773)
Inventories	25,658	16,913
Other assets	(209,710)	(689,074)
Accounts payable	619,508	(320,795)
Accrued liabilities	538,165	(40,067)

Net cash (used in) operating activities from continuing operations	(2,736,238)	(3,585,273)
Net cash provided by operating activities from discontinued operations	677,462	370,846

Net cash (used in) operating activities	(2,058,596)	(3,214,427)

Investing activities:
Purchase of property and equipment	(972,358)	(10,439)
Disposal of property and equipment	1,369	17,889

Net cash provided by (used in) investing activities from continuing operations	(970,989)	7,450
Net cash provided by investing activities from discontinued operations	—	2,500,000

Net cash provided by (used in) investing activities	(970,989)	2,507,450

Financing activities:
Issuance of common stock and warrants	—	8,877,814
Debt proceeds	174,952	1,000,000
Debt payments	(982,472)	(3,211,884)
Distributions to noncontrolling interests	(6,194)	(5,724)

Net cash provided by (used in) financing activities from continuing operations	(813,714)	6,660,206
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(813,714)	6,660,206

Net change in cash and cash equivalents	(3,843,299)	5,953,229
Cash and cash equivalents at beginning of period	4,915,032	639,655

Cash and cash equivalents at end of period	$1,071,733	$6,592,884

Cash Paid for Interest and Income Taxes:
Interest expense	$572,154	$696,053

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$—

Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$—	$1,000,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended June 30, 2012 and 2011

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

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of June 30, 2012, the Company had an accumulated deficit of approximately $42.3 million and reported a net loss of approximately $7.2 million for the six months then ending. In addition, the Company used approximately $2.4 million in cash from operating activities from continuing operations during the six months ending June 30, 2012. In May 2012, the Company entered into a letter of intent to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of the Company’s common stock and a warrant for the purchase of 4 million shares of the Company’s common stock at an exercise price of $1.50. Management believes that the acquisition of Foundation will result in the Company being profitable on a prospective basis. The definitive agreement for the purchase of Foundation was signed on August 13, 2012, but there is no assurance that the Foundation acquisition will be closed. Management also plans on raising capital or issuing additional debt in the near term to meet the Company’s immediate cash needs. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company, but there is no assurance that the Company will be successful in raising the necessary capital to fund the Company’s operations.

As noted in Note 6 – Borrowings, during the three months ended June 30, 2012, the Company did not maintain the minimum cash balance required under the Company’s loan agreement with Arvest Bank. In addition, the Company did not make the required principal and interest prepayment due to Arvest Bank on June 30, 2012.

The Company has requested Arvest Bank to waive these violations. Arvest Bank is considering the waiver of these violations in conjunction with its review of the contemplated Foundation acquisition. Furthermore, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. Under a notice received from NASDAQ, the Company had until June 18, 2012, to regain compliance. The Company received a notice of delisting on June 19, 2012. The Company filed an appeal and went before a hearing with NASDAQ on July 26, 2012. If the Company is delisted from NASDAQ, that will be an event of default under the Company’s loan agreement with Arvest Bank. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults. Given that the Company is not in compliance with certain covenants under the loan agreement with Arvest Bank, the associated debt has been classified as current on the accompanying consolidated condensed balance sheets.

These uncertainties raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The December 31, 2011 consolidated condensed balance sheet was derived from audited financial statements.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the business acquired from

somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for the Company’s remaining sleep diagnostic business since the fourth quarter of 2010. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business by the end of 2012. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

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

Restricted cash – As of June 30, 2012 and December 31, 2011, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

Accounts receivable – The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance provisions of their health insurance policies.

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s historic therapy business has been out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems report this revenue at a higher gross billed amount, which the Company adjusts to an expected net amount based on historic payments. The Company expects to migrate its historical therapy business to the same process used in the sleep diagnostic business in by the end of 2012. As the Company continues to move more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

For the six months ended June 30, 2012 and 2011, the amounts the Company collected in excess of (less than) the recorded contractual allowances were approximately $73,000 and $117,000, respectively. These amounts reflect the amount of actual cash received in excess of the original contractual amount recorded at the time of service.

Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	June 30, 2012	December 31, 2011
Allowance for contractual adjustments	$1,679,275	$1,563,324
Allowance for doubtful accounts	1,444,972	1,537,288

Total	$3,124,247	$3,100,612

The activity in the allowances for contractual adjustments and doubtful accounts for the three months ending June 30, 2012 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at December 31, 2011	$1,563,324	$1,537,288	$3,100,612
Provisions	1,198,785	652,655	1,851,440
Write-offs, net of recoveries	(1,082,834)	(744,971)	(1,827,805)

Balance at June 30, 2012	$1,679,275	$1,444,972	$3,124,247

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
1 to 60 days	$1,918,745	$1,902,197
61 to 90 days	388,232	357,775
91 to 120 days	308,298	268,436
121 to 180 days	341,840	260,134
181 to 360 days	393,062	306,905
Greater than 360 days	—	—

Total	$3,350,177	$3,095,447

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

Included in accounts receivable are earned but unbilled receivables of approximately $355,000 and $205,000 as of June 30, 2012 and December 31, 2011, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

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

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund were released in June 2012 (the 18-month anniversary of the final closing date of the sale), without deduction for any pending claims for indemnification.

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the six months ended June 30, 2012 and 2011 are summarized below:

	2012	2011
Revenues:
East	$—	$566,874
ApothecaryRx	—	(134,708)
Other	—	(1,184)

Total revenues	$—	$430,982

Income (loss) from discontinued operations, before taxes:
East	$—	$28,652
ApothecaryRx	(45,762)	(363,314)
Other	(34,449)	(8,689)
Gain recorded on sale of East	—	734,724
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(80,211)	$391,373

The balance sheet items for the Company’s discontinued operations as of June 30, 2012 and December 31, 2011 are summarized below:

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$4,073	$1,099
Inventories	—	34,219
Indemnity Escrow Fund	—	1,000,000
Other current assets	23,705	23,705

Total current assets	27,778	1,059,023

Fixed assets, net	—	54,255

Total noncurrent assets	—	54,255

Total assets	$27,778	$1,113,278

Payables and accrued liabilities	$395,627	$723,274

Note 5 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill as of June 30, 2012 and December 31, 2011 were as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
December 31, 2011	$21,238,512	$(7,508,941)	$13,729,571
Impairment charge	—	(3,041,000)	(3,041,000)

June 30, 2012	$21,238,512	$(10,549,941)	$10,688,571

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

Based on the Company’s current sleep study trends and forecasted cash flows at each business unit, management determined that impairment indicators existed during the second quarter of 2012. Based on assumptions similar to those that market participants would make in valuing the Company’s business units, the Company determined that the carrying value of goodwill related to the Company’s sleep centers exceeded their fair value. Accordingly, in June 2012, the Company recorded a noncash impairment charge on goodwill of $3.0 million.

The carrying amount of intangible assets as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011
Gross amount	$2,135,000	$2,135,000
Accumulated impairment losses	(365,945)	(365,945)

Carrying value	$1,769,055	$1,769,055

Intangible assets as of June 30, 2012 and December 31, 2011 include the following:

	Useful Life (Years)	June 30, 2012			December 31, 2011 Net
		Carrying Value	Accumulated Amortization	Net
Customer relationships	8 – 15	$1,139,333	$(364,516)	$774,817	$819,699
Covenants not to compete	3 – 15	210,111	(165,723)	44,388	65,055
Trademark	10 – 15	229,611	(71,228)	158,383	169,434
Payor contracts	15	190,000	(35,889)	154,111	160,445

Total		$1,769,055	$(637,356)	$1,131,699	$1,214,633

Amortization expense for the three months ended June 30, 2012 and 2011 was approximately $43,000 and $37,000 respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $83,000 and $74,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended June 30,
2013	$143,844
2014	139,734
2015	131,400
2016	116,544
2017	114,267

Note 6 – Borrowings

The Company’s long-term debt as of June 30, 2012 and December 31, 2011 are as follows:

	Rate (1)	Maturity Date	June 30, 2012	December 31, 2011
Bank line of credit	6%	Jun. 2014 – Aug. 2015	$13,579,994	$14,114,145
Senior bank debt	6%	May 2014	4,408,995	4,708,984
Notes payable on equipment	6%	Dec. 2013	207,396	282,872
Sleep center notes payable	6%	Jan. 2015	70,348	90,247
Seller financing	7.65%	Sept. 2012	13,676	40,317
Notes payable on vehicles	2.9 – 3.9%	Nov. 2012 – Dec. 2013	26,510	38,723
Equipment capital lease	10.65%	Feb. 2015	160,849	—

Total borrowings			18,467,768	19,275,288
Less: Current portion of long-term debt			(18,254,154)	(2,071,597)

Long-term debt			$213,614	$17,203,691

(1)	Effective rate as of June 30, 2012

At June 30, 2012, future maturities of long-term debt were as follows:

Twelve months ended June 30,
2013	$18,254,154
2014	162,765
2015	50,840
2016	—
2017	—
Thereafter	—

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

As of June 30, 2012, the Company’s Debt Service Coverage Ratio was less than 1.25 to 1. Arvest Bank has deferred the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of the amended loan agreement, the Company agreed to the following conditions:

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

During the three months ended June 30, 2012, the Company did not maintain the minimum cash balance required under the Company’s loan agreement with Arvest Bank. In addition, the Company did not make the required principal and interest prepayment due to Arvest Bank on June 30, 2012. The Company has requested Arvest Bank to waive these violations. Arvest Bank is considering the waiver of these violations in conjunction with its review of the contemplated Foundation acquisition. Furthermore, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market and upon filing this Quarterly Report on Form 10-Q, the Company will be non-compliant with the minimum shareholders’ equity requirement for continued listing on The NASDAQ Capital Market. Under a notice received from NASDAQ, the Company had until June 18, 2012, to regain compliance. The Company received notice of delisting on June 19, 2012. The Company filed an appeal and went before a hearing with NASDAQ on July 26, 2012. If the Company is delisted from NASDAQ, that will be an event of default under the Company’s loan agreement with Arvest Bank. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults. Given that the Company is not in compliance with certain covenants under the loan agreement with Arvest Bank, the associated debt has been classified as current on the accompanying consolidated condensed balance sheets.

Note 7 – Commitments and Contingencies

Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the six months ended June 30, 2012 and 2011, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 8 – Fair Value Measurements

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. Due to the factors detailed in Note 6 – Borrowings, the fair value of the Company’s long-term debt, including the current portion, is less than its carrying value.

Note 9 – Related Party Transactions

As of June 30, 2012 and December 31, 2011, the Company had $0.5 million and $4.3 million, respectively, on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $70,000 and $84,000 at June 30, 2012 and December 31, 2011, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company pays monthly rent of $17,970 through June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs the Company incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the six months ended June 30, 2012, the Company incurred approximately $45,000 in lease expense under the terms of the lease.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the six months ended June 30, 2012 and 2011, the Company incurred approximately $32,000 and $60,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 10 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except the following:

On August 13, 2012, we signed a definitive agreement for the purchase of Foundation. Under the definitive agreement, the Company will issue 35 million shares of the Company’s common stock and a warrant for the purchase of 4 million shares of the Company’s common stock at an exercise price of $1.50. Management believes that the acquisition of Foundation will result in the Company being profitable on a prospective basis. Although the definitive agreement has been executed, there is no assurance that the acquisition will be closed.

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

As of June 30, 2012, we operated 107 sleep diagnostic and therapy centers in 10 states; 26 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Going Concern and Management’s Plan

As of June 30, 2012, we had an accumulated deficit of approximately $42.3 million and reported a net loss of approximately $7.2 million for the six months then ending. In addition, we used approximately $2.4 million in cash from operating activities from continuing operations during the six months ending June 30, 2012. In May 2012, we entered into a letter of intent to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of our common stock and a warrant for the purchase of 4 million shares of the Company’s common stock at an exercise price of $1.50. We believe that the acquisition of Foundation will result us being profitable on a prospective basis. The definitive agreement for the purchase of Foundation was signed on August 13, 2012, but there is no assurance that the Foundation acquisition will be closed. Management also plans on raising capital or issuing additional debt in the near term to meet our immediate cash needs. Historically, management has been able to raise the capital necessary to fund our operations and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations.

During the three months ended June 30, 2012, we did not maintain the minimum cash balance required under our loan agreement with Arvest Bank. In addition, we did not make the required principal and interest prepayment due to Arvest Bank on June 30, 2012. We have requested Arvest Bank to waive these violations. Arvest Bank is considering the waiver of these violations in conjunction with its review of the contemplated Foundation acquisition. Furthermore, we are not currently in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market and upon filing this Quarterly Report on Form 10-Q, we are non-compliant with the minimum shareholders’ equity requirement for continued listing on The NASDAQ Capital Market. Under a notice received from NASDAQ, we had until June 18, 2012, to regain compliance. We received a notice of delisting on June 19, 2012. We filed an appeal and went before a hearing with NASDAQ on July 26, 2012. If we are delisted from NASDAQ, that will be an event of default under our loan agreement with Arvest Bank. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults. Given that we are not in compliance with certain covenants under the loan agreement with Arvest Bank, the associated debt has been classified as current on the accompanying consolidated condensed balance sheets.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds held in the Indemnity Escrow Fund ($1.0 million) were released, without deduction for any indemnification claims. All remaining funds held in the Indemnity Escrow Fund ($1.0 million) were released in June 2012 (the 18-month anniversary of the final closing date of the sale), without deduction for any indemnification claims.

Results of Operations

The following table sets forth selected results of our operations for the three and six months ended June 30, 2012 and 2011. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three and Six Month Periods Ended June 30, 2012 and 2011

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Revenues:
Services	$3,166,931	$3,143,390	$6,543,726	$6,100,994
Product sales	1,144,976	1,265,763	2,131,048	2,512,140

	4,311,907	4,409,153	8,674,774	8,613,134

Cost of services	1,373,552	1,292,960	2,736,935	2,515,904
Cost of sales	402,082	388,660	797,194	797,356
Selling, general and administrative	3,788,287	3,133,739	7,472,703	6,722,989
Bad debt expense	354,775	122,980	652,655	240,828
Impairment of goodwill	3,041,000	—	3,041,000	—
Depreciation and amortization	335,537	277,534	607,236	557,474
Net other expense	283,170	332,372	572,198	684,178

Loss from continuing operations, before taxes	(5,262,998)	(1,139,092)	(7,205,147)	(2,905,595)
Provision for income taxes	3,498	(3,498)	—	(6,996)

Loss from continuing operations, net of taxes	(5,262,998)	(1,142,590)	(7,205,147)	(2,912,591)
Discontinued operations, net of taxes	(47,810)	542,342	(80,211)	391,373

Net loss	(5,310,808)	(600,248)	(7,285,358)	(2,521,218)
Less: Noncontrolling interests	(48,788)	(18,378)	(93,241)	(103,082)

Net loss attributable to Graymark Healthcare	$(5,262,020)	$(581,870)	$(7,192,117)	$(2,418,136)

Discussion of Three Month Periods Ended June 30, 2012 and 2011

Services revenues were flat during the three months ended June 30, 2012 compared with the second quarter of 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. Revenues in both of these environments were flat compared to the second quarter of 2011.

Within our ITDF operations, we saw a slight decline in volumes compared to the second quarter of 2011 driven by a combination of lower volume in our base business (locations open for at least one year) and volume from our Midtown Tulsa location that was transitioned from an IDTF to a hospital based location during the second quarter of 2011, partially offset by volumes from new locations opened during the past year. This decrease in volume was offset by an increase in average rate per sleep study compared to the second quarter of 2011. This is in part due to payor mix in our existing locations as well as the transition in June 2012 of our North Texas facilities to provider based billing agreements which result in higher reimbursement per sleep study in that market.

Within our Hospital/Outreach operations which includes research studies, we saw an increase in volume compared to the second quarter of 2011 driven primarily by the transition of our Tulsa Midtown location to a hospital based location from an IDTF location and growth in our base facilities (facilities open at least one year) volume. Additionally, we saw a slight improvement in our average rate per sleep study in this area, primarily due to the mix of patients among the various hospital facilities. These increases were offset by a decrease in research sleep studies compared to the second quarter of 2011.

Product sales revenues from our sleep therapy business decreased $0.1 million (a 9.5% decrease) during the three months ended June 30, 2012 compared with the second quarter of 2011. The decrease was due to a $0.2 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.1 million increase in revenue from our re-supply business.

The reduction in CPAP set-up revenues was due to a reduction in average revenue per set-up performed which resulted from a combination of a change in the mix of payors and rate reductions from some payors and a slight decrease in set-up volumes compared to the second quarter of 2011. The increase in supply revenue was driven by a $0.2 million increase due to increased volume compared to the second quarter of 2011 offset by $0.1 million decrease due to lower average reimbursement per shipment.

Cost of services increased $0.1 million (a 6.2% increase) during the three months ended June 30, 2012 compared with the second quarter of 2011. The increase in cost of services due to the increase in volume compared to the second quarter of 2011 as well as a slight increase in average cost per sleep study performed.

Cost of services as a percent of service revenue was 43.4% and 41.1% during the three months ended June 30, 2012 and 2011, respectively. The increase in cost of services as a percent of service revenue was primarily due to the shift in our business towards Hospital/Outreach sleep studies. Studies performed at our Hospital/Outreach locations have a lower reimbursement per sleep study compared to our IDTF locations, and as a result, have a higher cost of service as a percentage of revenue. During the second quarter of 2012, 55% of our sleep studies were performed in an IDTF location compared to the second quarter of 2011 when 62% of our sleep studies were performed at an IDTF location. The higher cost of service percentage in Hospital/Outreach locations is more than offset by the significantly lower operating expense associated with these locations, primarily related to the lack of facility costs at these locations.

Cost of sales from our sleep therapy business was flat during the three months ended June 30, 2012 compared with the second quarter of 2011.

Cost of sales as a percent of product sales was 35.1% and 30.7% during the three months ended June 30, 2012 and 2011, respectively. The increase in cost of sales as a percent of product sales was primarily due to the following:

•

Beginning in July 2011, we began providing monthly supply shipments in our Texas, Oklahoma and Nevada markets. These monthly shipments contain fewer products than our quarterly shipments and, while profitable, the monthly shipments have a lower average revenue per shipment than quarterly shipments and a lower margin than CPAP set-ups.

•

During the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment. While we have reduced some of the impact of this shift, we continue to experience higher average CPAP costs in these markets.

•

The mix of therapy business between set-ups and shipments was weighted more towards shipments in the second quarter of 2012 compared to the same quarter of 2011. Re-supply shipments have a lower average margin than CPAP set-ups.

Selling, general and administrative expenses increased $0.7 million (a 20.9% increase) to $3.8 million or 87.9% of revenue from $3.1 million or 71.1% of revenue during the three months ended June 30, 2012, compared with the second quarter of 2011. The increase in selling, general and administrative expenses was primarily due to:

•

an increase in central shared service expense of $0.5 million as we added or centralized infrastructure necessary to support our ongoing growth plans for the balance of 2012 and forward. This growth was primarily in the areas of sales, legal and compliance and human resources as well as the centralization of patient scheduling and benefits verification from field locations to a central office;

•

an increase in corporate overhead expense of $0.4 million, of which $0.1 million is related to the timing of stock compensation for our board members compared to 2011 and $0.3 million is due to non-recurring legal and other expenses related to a potential acquisition;

•

a decrease in facility operating expenses $0.2 million due to a combination of the centralization of patient scheduling and verification as well as reductions in overhead costs due to organizational restructuring of our operations and renegotiated facility costs at some locations.

Bad debt expense increased $0.3 million to $0.4 million or 8.2% of revenue from $0.1 million or 2.8% of revenue during the three months ended June 30, 2012, compared with the second quarter of 2011. Our bad debt expense is driven primarily by the aging of our account receivable balances. In the second quarter of 2012, we saw growth in our aging categories over 180 days compared to the second quarter of 2011 where our reserve rates are highest. Additionally, in some of our new locations, physician diagnostic codes were determined to be ineligible for reimbursement by several payors. While we have now addressed the diagnostic coding issue and do not expect it to continue, we incurred higher bad debt related to these claims during the second quarter of 2012.

Impairment of goodwill – Based on our current sleep study trends and forecasted cash flows at each business unit, we determined that impairment indicators existed during the second quarter of 2012. Based on assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers exceeded their fair value. Accordingly, in June 2012, we recorded a noncash impairment charge on goodwill of $3.0 million.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased approximately $58,000 (a 20.9% increase) during the three months ended June 30, 2012 compared to the second quarter of 2011. The increase is primarily due to the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased approximately $49,000 (a 14.8% decrease) during the three months ended June 30, 2012 compared with the second quarter of 2011. The decrease is related to principal reductions made on our borrowings.

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

Noncontrolling interests were allocated approximately $49,000 of net loss during the three months ended June 30, 2012 compared with the second quarter of 2011 when noncontrolling interests were allocated approximately $18,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $5.3 million (122% of approximately $4.3 million in net revenues) during the second quarter of 2012, compared to a net loss of approximately $0.6 million (13% of approximately $4.4 million in net revenues) during the second quarter of 2011.

Discussion of Six Month Periods Ended June 30, 2012 and 2011

Services revenues increased $0.4 million (a 7.3% increase) during the six months ended June 30, 2012 compared with the first six months of 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve.

The increase in revenues from sleep diagnostic services during the first six months of 2012 compared to the first six months of 2011 was due to a $0.5 million increase at our Hospital/Outreach locations which was partially offset by a $0.1 million decrease at our clinic locations. Revenue from our IDTF locations was flat during the first half of 2012 compared to the first half of 2011.

The $0.5 million increase in our Hospital/Outreach locations was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the first six months of 2012, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.2 million of the Hospital/Outreach revenue increase in the first half of 2012 compared to the same period in 2011.

•

Revenue from new hospital agreements that commenced operations since the first six months of 2011 contributed $0.1 million of the revenue increase in the first six months of 2012 compared to the first six months of 2011.

•

An increase in the number of sleep studies performed in our existing Hospital/Outreach locations in the first six months of 2012 compared to the first six months of 2011 resulted in an increase of $0.2 million in revenue.

At our clinic service locations, patients scheduled office visits with medical staff to determine if a sleep study was necessary. The $0.1 million decline in revenues related to our clinic services was related to the closing of our clinic service locations in Oklahoma during the fourth quarter of 2011.

Product sales revenues from our sleep therapy business decreased $0.4 million (a 15.2% decrease) during the six months ended June 30, 2012 compared with the first six months of 2011. The decrease was due to a $0.5 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.1 million increase in revenue from our re-supply business.

The reduction in CPAP set-up revenues was due to a reduction in average revenue per set-up performed of $0.2 million due to a combination of a change in the mix of payors and rate reductions from some payors and a decrease in set-up volumes of $0.3 million compared to the first six months of 2011. The increase in supply revenue was driven by a $0.3 million increase due to increased volume compared to the first six months of 2011 offset by $0.2 million decrease due to lower average reimbursement per shipment.

Cost of services increased $0.2 million (an 8.8% increase) during the six months ended June 30, 2012 compared with the first six months of 2011. Of the increase in cost of services, $0.3 million was due to the increase in volume compared to the first six months of 2011 which was offset by a $0.1 million decrease related to lower average cost per sleep study performed compared to the first half of 2011. Cost of services as a percent of service revenue was 41.8% and 41.2% during the six months ended June 30, 2012 and 2011, respectively.

Cost of sales from our sleep therapy business was flat during the six months ended June 30, 2012 compared with the first six months of 2011.

Cost of sales as a percent of product sales was 37.4% and 31.7% during the six months ended June 30, 2012 and 2011, respectively. The increase in cost of sales as a percent of product sales was primarily due to the following:

•

Beginning in July 2011, we began providing monthly supply shipments in our Texas, Oklahoma and Nevada markets. These monthly shipments contain fewer products than our quarterly shipments and, while profitable, the monthly shipments have lower average revenue per shipment than quarterly shipments and a lower margin than CPAP set-ups.

•

During the third quarter of 2011, due to the CPAP prescribing patterns of a few physicians in our Texas and Oklahoma markets, our mix of CPAP equipment shifted to higher cost equipment which caused an increase in the average cost of our CPAP equipment. While we have reduced some of the impact of this shift, we continue to experience higher average CPAP costs in these markets.

•

The mix of therapy business between set-ups and shipments was weighted more towards shipments in the first six months of 2012 compared to the same period of 2011, which have a lower average margin than set-ups.

Selling, general and administrative expenses increased $0.7 million (an 11.2% increase) to $7.5 million or 86% of revenue from $6.7 million or 78% of revenue during the six months ended June 30, 2012, compared with the first six months of 2011. The increase in selling, general and administrative expenses was primarily due to:

•

an increase in central shared service expense of $1.0 million as we added or centralized infrastructure necessary to support our ongoing growth plans for the balance of 2012 and forward. This growth was primarily in the areas of sales, legal and compliance and human resources as well as the centralization of patient scheduling and benefits verification from field locations to a central office;

•

an increase in corporate overhead expense of $0.4 million, of which $0.1 million is related to the timing of stock compensation for our board members and $0.3 million due to non-recurring legal and other expenses related to a potential acquisition;

•

a decrease in facility operating expenses $0.6 million due to a combination of the centralization of patient scheduling and verification as well as reductions in overhead costs due to organizational restructuring of our operations and renegotiation of facility costs at some locations.

Bad debt expense increased $0.5 million to $0.7 million or 7.5% of revenue from $0.2 million or 2.8% of revenue during the six months ended June 30, 2012, compared with the first six months of 2011. Our bad debt expense is driven primarily by the aging of our account receivable balances. In the first six months of 2012, we saw growth in our aging categories over 180 days compared to the first six months of 2011 where our reserve rates are highest. Additionally, in some of our new locations, physician diagnostic codes were determined to be ineligible for reimbursement by several payors. While we have now addressed the diagnostic coding issue and do not expect it to continue, we incurred higher bad debt related to these claims during the first six months of 2012.

Impairment of goodwill – Based on our current sleep study trends and forecasted cash flows at each business unit, we determined that impairment indicators existed during the second quarter of 2012. Based on assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers exceeded their fair value. Accordingly, in June 2012, we recorded a noncash impairment charge on goodwill of $3.0 million.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased approximately $50,000 (an 8.9% increase) during the six months ended June 30, 2012 compared to the first six months of 2011. The increase is primarily due to the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased $0.1 million (a 16.4% decrease) during the six months ended June 30, 2012 compared with the first six months of 2011. The decrease is related to principal reductions made on our borrowings.

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

Noncontrolling interests were allocated approximately $93,000 of net loss during the six months ended June 30, 2012 compared with the first six months of 2011 when noncontrolling interests were allocated approximately $103,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $7.3 million (83% of approximately $8.7 million in net revenues) during the first six months of 2012, compared to a net loss of approximately $2.4 million (28% of approximately $8.6 million in net revenues) during the first six months of 2011.

Liquidity and Capital Resources

Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of June 30, 2012, our liquidity and capital resources included cash and cash equivalents of $1.1 million and working capital deficit of $17.5 million. As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $4.9 million and working capital of $3.9 million.

Cash used in operating activities from continuing operations was $2.4 million during the six months ended June 30, 2012 compared to $3.6 million for the first six months of 2011. During the six months ended June 30, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.8 million and an increase in accounts receivable and other assets totaling $1.1 million. During the six months ended June 30, 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.1 million, a net reduction of accounts payable and accrued liabilities totaling $0.3 million, and an increase in accounts receivable and other assets totaling $1.2 million. The primary sources of cash from operating activities from continuing operations during the first six months of 2012 was a net increase in accounts payable and accrued liabilities of $1.2 million.

Cash provided by discontinued operations for the six months ended June 30, 2012 was $0.7 million compared to $0.4 million for the first six months of 2011. Cash provided by discontinued operations for the six months ended June 30, 2012, included $1.0 million received from the final proceeds of the ApothecaryRx Indemnity Escrow Fund.

Net cash used by investing activities from continuing operations during the six months ended June 30, 2012 was $1.0 million compared to the first six months of 2011 when investing activities from continuing operations provided approximately $7,000.

There were no investing activities from discontinued operations during the six months ended June 30, 2012. Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2011 was $2.5 million. In May 2011, we sold substantially all of the assets of East for $2.5 million.

Net cash used by financing activities from continuing operations during the six months ended June 30, 2012 was $0.8 million compared to the first six months of 2011 when financing activities from continuing operations provided $6.7 million. During the six months ended June 30, 2012 and 2011, we made debt payments of $1.0 million and $3.2 million, respectively. During the six months ended June 30, 2012 and 2011, we received $0.2 and $1.0 million, respectively, in debt proceeds. During the six months ended June 30, 2011, we raised $6.9 million and $2.0 million in a public offering and private placement offering, respectively.

As of June 30, 2012, we had an accumulated deficit of approximately $42.3 million and reported a net loss of approximately $7.2 million for the six months then ending. In addition, we used approximately $2.4 million in cash from operating activities from continuing operations during the six months ending June 30, 2012. In May 2012, we entered into a letter of intent to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of our common stock and a warrant for the purchase of 4 million shares of the Company’s common stock at an exercise price of $1.50. We believe that the acquisition of Foundation will result us being profitable on a prospective basis. The definitive agreement for the purchase of Foundation was signed on August 13, 2012, but there is no assurance that the Foundation acquisition will be closed. We also plan on raising capital or issuing additional debt in the near term to meet our immediate cash needs. Historically, management has been able to raise the capital necessary to fund our operations and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Arvest Credit Facility

Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010, December 2010 and April 2012. As of June 30, 2012, the outstanding principal amount of the Arvest Credit Facility was $18.0 million.

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

Compliance with Financial Covenants. As of June 30, 2012, our Debt Service Coverage Ratio was less than 1.25 to 1. Arvest Bank has deferred the Debt Service Coverage Ratio and Minimum Net Worth requirements until March 31, 2013. In April 2012 and as a condition of the amended loan agreement, we agreed to the following conditions:

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

During the three months ended June 30, 2012, we did not maintain the minimum cash balance required under our loan agreement with Arvest Bank. In addition, we did not make the required principal and interest prepayment due to Arvest Bank on June 30, 2012. We have requested Arvest Bank to waive these violations. Arvest Bank is considering the waiver of these violations in conjunction with its review of the Foundation acquisition. Furthermore, we are not currently in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market and upon filing this Quarterly Report on Form 10-Q, we are non-compliant with the minimum shareholders’ equity requirement for continued listing on The NASDAQ Capital Market. Under a notice received from NASDAQ, we had until June 18, 2012, to regain compliance. We received a notice of delisting on June 19, 2012. We filed an appeal and went before a hearing with NASDAQ on July 26, 2012. If we are delisted from NASDAQ, that will be an event of default under our loan agreement with Arvest Bank. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults. Given that we are not in compliance with certain covenants under the loan agreement with Arvest Bank, the associated debt has been classified as current on the accompanying consolidated condensed balance sheets.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at June 30, 2012 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Long-term debt(1)	$19,359,019	$222,839	$—	$—	$19,581,858
Operating leases	1,473,210	2,021,678	1,210,362	1,989,595	6,694,845
Other long-term liabilities(2)	117,283	117,282	—	—	234,565

	$20,949,512	$2,361,799	$1,210,362	$1,989,595	$26,511,268

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for our remaining sleep diagnostic business since the fourth quarter of 2010. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business by the end of the end of 2012. This change in process and assumptions for our historic sleep therapy business is not expected to have a material impact on future operating results.

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

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our historical therapy business has been out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems report this revenue at a higher gross billed amount, which we adjusted to an expected net amount based on historic payments. We expect to migrate our historical therapy business to the same process used in our sleep diagnostic business in the end of 2012. As we continue to move more of our business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	June 30, 2012		December 31, 2011
	Actual	Expected	Actual	Expected
Sleep diagnostic business	69.12	65 to 70	63.52	55 to 60
Sleep therapy business	72.05	70 to 75	71.45	65 to 70

We increased the expected DSO for our sleep diagnostic business, for the second quarter of 2012 based on the anticipated build-up of accounts receivable related new locations and delays in collecting specific claims from certain payors. These two items had the expected impact on our diagnostic DSO and we are in the expected range for the quarter (up 0.26 days from the first quarter of 2012). Our collection rates on the new locations have started to improve, and we have resolved the issues related to the delayed payments and have started to collect on these amounts. As a result, we expect our DSO to improve in the third quarter, resulting in a reduction of our expected DSO for the third quarter.

As expected, we saw substantial improvement in our therapy DSO as the timing issues we saw in the first quarter of 2012 related to revenues and the related collections resolved as expected. As planned, we did increase our DSO expectation for the second quarter and our actual results fell in that range. We expect continued DSO improvement in the third quarter resulting in a reduction of our expected DSO for the third quarter.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to close the acquisition of the ambulatory surgery center and surgical hospital businesses of Foundation Healthcare Affiliates or raise additional debt or equity financing we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

We previously announced our execution of a definitive agreement to acquire Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC from Foundation Healthcare, LLC. The ultimate consummation of such transaction is subject to a number of closing conditions and the receipt of third party consents, including from Arvest Bank, our secured lender, as well as secured lenders to and preferred members of Foundation. As of June 30, 2012, we had cash of approximately $1.1 million and for the six months then ended, we used $2.1 million of cash in operating activities. We expect to have enough cash to fund operations into September 2012, but not thereafter. In order to fund operations into September 2012, we have taken, and will continue to take, measures to allow us to extend our ability to operate, including increasing the time for payment of our accounts payable. In addition, based on our current forecasts, we do not expect to be able to make the regularly scheduled payment of principal and interest of approximately $0.3 million due to Arvest Bank during September 2012. We expect to be able to make this payment promptly after the closing of the Foundation transaction. We currently expect to close the Foundation acquisition during September 2012. If we are unable to close the Foundation acquisition during September 2012 or at all, we will need to raise additional funds, whether from issuances of equity and or debt, asset sales or otherwise, in order to continue normal operations and continue payments on our Arvest Bank credit facility. If we are unable to consummate the Foundation acquisition in a timely manner or raise additional funds, we may be forced to substantially scale back operations or entirely cease operations and discontinue our business.

On June 16, 2012, we received a delisting notice from NASDAQ. On July 26, 2012, we went before the NASDAQ Hearing Panel to request an extension of time. If the NASDAQ does not grant us an extension or if we fail to maintain any of the other required listing standards, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. Failure to meet NASDAQ’s continued listing criteria may result in the delisting of our common stock on the NASDAQ Capital Market.

On December 21, 2011, we received a notice from NASDAQ stating that the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market set forth in Listing Rule 5550(a)(2) (the “Rule”). The notice indicated that we had been granted 180 calendar days, or until June 18, 2012, to regain compliance. Furthermore, on June 16, 2012, we received a notice from NASDAQ stating that we had not regained compliance with the Rule and as a result, we were not eligible for a second 180 day period. In accordance with the Nasdaq Listing Rule 5800 Series, we appealed the NASDAQ’s determination and requested a hearing with the NASDAQ Hearing Panel (the “Panel”). We went before the Panel on July 26, 2012 and presented a plan for us to regain compliance with the minimum bid price requirement and requested that the staff grant us an extension to execute our plan. To regain compliance the bid price must exceed $1.00 per share for 10 consecutive business days.

In addition, we have a history of continuing operating losses. Net losses were $7.2 million during the six months ended June 30, 2012 and $5.9 million during the year ended December 31, 2011. As of June 30, 2012, we had an accumulated deficit of $42.30 million and shareholders’ equity deficit of $2.4 million. NASDAQ Marketplace Rule 5550(b), the continued listing standards for primary equity securities on The Nasdaq Capital Market requires stockholders’ equity of at least $2.5 million. During our hearing with the Panel on July 26, 2012, we presented a plan to regain compliance with minimum stockholders’ equity requirements. We expect to receive the Panel’s decision in the next 30 days.

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

We have a bank credit facility of approximately $18.0 million and the following events are events of default under our Loan Agreement: during the three months ended June 30, 2012, we did not maintain the required cash on hand and we did not make a required prepayment of principal and interest. In addition, the delisting of our common stock from the NASDAQ Capital Market would be an event of default under our Loan Agreement.

We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of June 30, 2012, the outstanding principal amount of the Arvest Credit Facility was $18.0 million. In April 2012 and as a condition of the amended loan agreement, we agreed to the following conditions:

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

During the three months ended June 30, 2012, we did not maintain the minimum cash balance required under our loan agreement with Arvest Bank. In addition, we did not make the required principal and interest prepayment due to Arvest Bank on June 30, 2012. We have requested Arvest Bank to waive these violations. Arvest Bank is considering the waiver of these violations in conjunction with its review of the Foundation acquisition.

If our common stock is delisted from the NASDAQ Capital Market, that will be an event of default under our Loan Agreement.

If Arvest Bank does not waive these covenant violations and we receive a notice of default from Arvest Bank and the default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of certain of our current and former executive officers and our largest stockholder and in general our assets. In addition, in connection with a third amendment to the Arvest Credit Facility in July 2010, we also entered into a Deposit Control Agreement with Arvest Bank covering our accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the Loan Agreement, as amended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2012, in connection with engaging an investor relations firm, we issued them a warrant exercisable at $0.50 per share for up to 150,000 shares of our common stock. The warrant was, and the shares of common stock issuable upon exercise of the warrant will be, issued pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction.

Item 3. Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We do not have anything to report under this Item.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

4.1+	Warrant to Purchase Common Stock dated May 14, 2012.

10.1	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to Exhibit 10.7.6 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.2	Amended and Restated Employment Agreement between the Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.3	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012, is incorporated by reference to Exhibit 10.16.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.4	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.5	Amended and Restated Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2012.

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2	Certification of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
Date: August 14, 2012		(Principal Executive Officer)

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
Date: August 14, 2012		(Principal Financial Officer)

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
Date: August 14, 2012		(Principal Accounting Officer)