Form 10-Q
period 2012-09-30
Graymark Healthcare, Inc.
filed 2012-11-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, 16,640,079 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements.

The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, the Consolidated Condensed Statements of Operations for the three month and nine month periods ended September 30, 2012 and 2011, and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$113,327	$4,915,032
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,160,741 and $3,100,612, respectively	3,264,556	3,095,447
Inventories	375,690	427,039
Current assets from discontinued operations	34,486	1,059,023
Other current assets	718,778	274,049

Total current assets	4,506,837	9,770,590

Property and equipment, net	3,128,640	2,935,992
Intangible assets, net	1,092,591	1,214,633
Goodwill	10,688,571	13,729,571
Other assets from discontinued operations	—	54,255
Other assets	266,408	280,289

Total assets	$19,683,047	$27,985,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable	$2,291,735	$782,367
Accrued liabilities	2,719,741	2,262,096
Current portion of long-term debt	18,423,280	2,071,597
Current liabilities from discontinued operations	580,391	723,274

Total current liabilities	24,015,147	5,839,334

Long-term debt, net of current portion	158,925	17,203,691
Other liabilities	117,282	117,282

Total liabilities	24,291,354	23,160,307
Equity:
Graymark Healthcare shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 15,195,634 and 15,070,634 issued and outstanding, respectively	1,520	1,507
Paid-in capital	40,214,976	40,080,923
Accumulated deficit	(44,536,078)	(35,113,386)

Total Graymark Healthcare shareholders’ equity (deficit)	(4,319,582)	4,969,044
Noncontrolling interest	(288,725)	(144,021)

Total equity (deficit)	(4,608,307)	4,825,023

Total liabilities and shareholders’ equity (deficit)	$19,683,047	$27,985,330

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Net Revenues:
Services	$3,167,411	$3,287,272
Product sales	1,123,607	1,195,700

	4,291,018	4,482,972

Cost of Services and Sales:
Cost of services	1,396,400	1,299,030
Cost of sales	412,876	462,048

	1,809,276	1,761,078

Gross Margin	2,481,742	2,721,894

Operating Expenses:
Selling, general and administrative	3,517,041	3,316,295
Bad debt expense	371,552	387,388
Depreciation and amortization	313,669	279,463

	4,202,262	3,983,146

Other (Expense):
Interest expense, net	(271,363)	(300,791)
Other expense	—	(3,000)

Net other (expense)	(271,363)	(303,791)

Income (loss) from continuing operations, before taxes	(1,991,883)	(1,565,043)
(Provision) benefit for income taxes	—	(3,498)

Income (loss) from continuing operations, net of taxes	(1,991,883)	(1,568,541)
Income (loss) from discontinued operations, net of taxes	(283,961)	(14,896)

Net income (loss)	(2,275,844)	(1,583,437)
Less: Net income (loss) attributable to noncontrolling interests	(45,269)	(27,544)

Net income (loss) attributable to Graymark Healthcare	$(2,230,575)	$(1,555,893)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.13)	$(0.10)
Income (loss) from discontinued operations	(0.02)	—

Net income (loss) per share	$(0.15)	$(0.10)

Weighted average number of common shares outstanding	15,176,938	14,885,911

Weighted average number of diluted shares outstanding	15,176,938	14,885,911

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Net Revenues:
Services	$9,711,137	$9,388,267
Product sales	3,254,655	3,707,840

	12,965,792	13,096,107

Cost of Services and Sales:
Cost of services	4,133,334	3,814,933
Cost of sales	1,210,069	1,259,404

	5,343,403	5,074,337

Gross Margin	7,622,389	8,021,770

Operating Expenses:
Selling, general and administrative	10,989,745	10,039,289
Bad debt expense	1,024,207	628,215
Impairment of goodwill	3,041,000	—
Depreciation and amortization	920,905	836,936

	15,975,857	11,504,440

Other (Expense):
Interest expense, net	(843,562)	(975,735)
Other expense	—	(12,234)

Net other (expense)	(843,562)	(987,969)

Income (loss) from continuing operations, before taxes	(9,197,030)	(4,470,639)
(Provision) benefit for income taxes	—	(10,494)

Income (loss) from continuing operations, net of taxes	(9,197,030)	(4,481,133)
Income (loss) from discontinued operations, net of taxes	(364,172)	376,478

Net income (loss)	(9,561,202)	(4,104,655)
Less: Net income (loss) attributable to noncontrolling interests	(138,510)	(130,626)

Net income (loss) attributable to Graymark Healthcare	$(9,422,692)	$(3,974,029)

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations	$(0.60)	$(0.42)
Income (loss) from discontinued operations	(0.02)	0.04

Net income (loss) per share	$(0.62)	$(0.38)

Weighted average number of common shares outstanding	15,121,218	10,332,069

Weighted average number of diluted shares outstanding	15,121,218	10,332,069

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Operating activities:
Net income (loss)	$(9,422,692)	$(3,974,029)
Less: Net income (loss) from discontinued operations	(364,172)	376,478

Net income (loss) from continuing operations	(9,058,520)	(4,350,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	920,905	836,936
Impairment of goodwill	3,041,000	—
Noncontrolling interests	(138,510)	(130,626)
Stock-based compensation and professional services, net of cashless vesting	134,066	186,783
Bad debt expense	1,024,207	628,215
Changes in assets and liabilities -
Accounts receivable	(1,193,316)	(975,869)
Inventories	51,349	41,100
Other assets	(430,848)	(319,440)
Accounts payable	1,509,368	(307,483)
Accrued liabilities	457,645	(269,371)

Net cash (used in) operating activities from continuing operations	(3,682,654)	(4,660,262)
Net cash provided by operating activities from discontinued operations	571,737	253,854

Net cash (used in) operating activities	(3,110,917)	(4,406,408)

Investing activities:
Purchase of property and equipment	(992,880)	(50,129)
Disposal of property and equipment	1,369	17,889

Net cash provided by (used in) investing activities from continuing operations	(991,511)	(32,240)
Net cash provided by investing activities from discontinued operations	—	2,500,000

Net cash provided by (used in) investing activities	(991,511)	2,467,760

Financing activities:
Issuance of common stock and warrants	—	9,317,332
Debt proceeds	1,359,760	1,000,000
Debt payments	(2,052,843)	(3,474,300)
Distributions to noncontrolling interests	(6,194)	(5,724)

Net cash provided by (used in) financing activities from continuing operations	(699,277)	6,837,308
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(699,277)	6,837,308

Net change in cash and cash equivalents	(4,801,705)	4,898,660
Cash and cash equivalents at beginning of period	4,915,032	639,655

Cash and cash equivalents at end of period	$113,327	$5,538,315

Cash Paid for Interest and Income Taxes:
Interest expense	$858,802	$999,718

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$—

Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$—	$1,000,000

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended September 30, 2012 and 2011

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

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of September 30, 2012, the Company had an accumulated deficit of approximately $44.5 million and reported a net loss of approximately $9.4 million for the nine months then ending. In addition, the Company used approximately $3.7 million in cash from operating activities from continuing operations during the nine months ending September 30, 2012. In August 2012, the Company executed a definitive agreement to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of the Company’s common stock and a warrant for the purchase of 4 million shares of the Company’s common stock at an exercise price of $1.50 (assuming conversion of the preferred stock which was to be issued at closing). The Foundation acquisition has not closed and management does not believe that it will close in its current form due to certain external factors including the inability to obtain the consent of certain preferred interest holders of certain subsidiaries of Foundation. Management is working on an alternative structure for the Foundation transaction, but there is no assurance that the Foundation acquisition will be closed. On November 12, 2012, the Company executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of the Company’s common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund the operations of the Company. Including the stock proceeds from OHP, management estimates that the Company has enough cash to operate through December 31, 2012. Management also plans on raising equity capital or issuing additional debt in the near term to meet the Company’s additional cash needs in 2013. In addition, management has initiated a cost reduction plan that is estimated will save the Company in excess of $2 million in 2013. The cost reduction plan includes a reduction in the labor force and general corporate expenses as well as process improvements that will result in lower bad debt expense. During the fourth quarter of 2012, management also anticipates developing a plan to close certain non-profitable lab locations. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company, but there is no assurance that the Company will be successful in raising the necessary capital to fund the Company’s operations.

As noted in Note 6 – Borrowings, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, the Company must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that we will initially meet the requirement, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets as of September 30, 2012. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

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

Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ended December 31, 2012. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011. The December 31, 2011 consolidated condensed balance sheet was derived from audited financial statements.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors. The Company has used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for the Company’s remaining sleep diagnostic business since the fourth quarter of 2010. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business in 2013. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

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

Cost of Services and Sales – Cost of services includes technician labor required to perform sleep diagnostics, fees associated with scoring and interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the revenue from the sale is recognized over a specified period, the product cost associated with that sale is recognized over that same period. If the revenue from a product sale is recognized in one period, the cost of sale is recorded in the period the product was sold.

Restricted cash – As of September 30, 2012 and December 31, 2011, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

Accounts receivable – The majority of the Company’s accounts receivable is due from private insurance carriers, Medicare/Medicaid and other third-party payors, as well as from patients relating to deductible and coinsurance provisions of their health insurance policies.

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of the Company’s historic therapy business has been out-of-network with several payors, which means the Company does not have defined contracted reimbursement rates with these payors. For this reason, the Company’s systems report this revenue at a higher gross billed amount, which the Company adjusts to an expected net amount based on historic payments. The Company expects to migrate its historical therapy business to the same process used in the sleep diagnostic business in 2013. As the Company continues to move more of its business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. The Company has established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

For the nine months ended September 30, 2012 and 2011, the amounts the Company collected in excess of (less than) the recorded contractual allowances were approximately $74,000 and $187,000, respectively. These amounts reflect the amount of actual cash received in excess of the original contractual amount recorded at the time of service.

Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	September 30, 2012	December 31, 2011
Allowance for contractual adjustments	$1,680,078	$1,563,324
Allowance for doubtful accounts	1,480,663	1,537,288

Total	$3,160,741	$3,100,612

The activity in the allowances for contractual adjustments and doubtful accounts for the nine months ending September 30, 2012 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at December 31, 2011	$1,563,324	$1,537,288	$3,100,612
Provisions	2,647,808	1,024,207	3,672,015
Write-offs, net of recoveries	(2,531,054)	(1,080,832)	(3,611,886)

Balance at September 30, 2012	$1,680,078	$1,480,663	$3,160,741

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
1 to 60 days	$1,911,031	$1,902,197
61 to 90 days	425,082	357,775
91 to 120 days	247,703	268,436
121 to 180 days	338,775	260,134
181 to 360 days	341,965	306,905
Greater than 360 days	—	—

Total	$3,264,556	$3,095,447

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

Included in accounts receivable are earned but unbilled receivables of approximately $176,000 and $205,000 as of September 30, 2012 and December 31, 2011, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payers. Billing delays can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payer does not accept the claim for payment, the customer is ultimately responsible.

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

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the nine months ended September 30, 2012 and 2011 are summarized below:

	2012	2011
Revenues:
East	$—	$566,874
ApothecaryRx	—	(155,007)
Other	—	(1,184)

Total revenues	$—	$410,683

Income (loss) from discontinued operations, before taxes:
East	$—	$27,419
ApothecaryRx	(329,663)	(376,831)
Other	(34,509)	(8,834)
Gain recorded on sale of East	—	734,724
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(364,172)	$376,478

The balance sheet items for the Company’s discontinued operations as of September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$10,781	$1,099
Inventories	—	34,219
Indemnity Escrow Fund	—	1,000,000
Other current assets	23,705	23,705

Total current assets	34,486	1,059,023

Fixed assets, net	—	54,255

Total noncurrent assets	—	54,255

Total assets	$34,486	$1,113,278

Payables and accrued liabilities	$580,391	$723,274

Note 5 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill as of September 30, 2012 and December 31, 2011 were as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
December 31, 2011	$21,238,512	$(7,508,941)	$13,729,571
Impairment charge	—	(3,041,000)	(3,041,000)

September 30, 2012	$21,238,512	$(10,549,941)	$10,688,571

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

The carrying amount of intangible assets as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
Gross amount	$2,135,000	$2,135,000
Accumulated impairment losses	(365,945)	(365,945)

Carrying value	$1,769,055	$1,769,055

Intangible assets as of September 30, 2012 and December 31, 2011 include the following:

	Useful Life (Years)	September 30, 2012			December 31, 2011 Net
		Carrying Value	Accumulated Amortization	Net
Customer relationships	8 –15	$1,139,333	$(386,656)	$752,677	$819,699
Covenants not to compete	3 – 15	210,111	(174,001)	36,110	65,055
Trademark	10 – 15	229,611	(76,752)	152,859	169,434
Payor contracts	15	190,000	(39,055)	150,945	160,445

Total		$1,769,055	$(676,464)	$1,092,591	$1,214,633

Amortization expense for the three months ended September 30, 2012 and 2011 was approximately $39,000 and $52,000, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $122,000 and $156,000, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended September 30,
2013	$139,733
2014	139,734
2015	125,845
2016	115,668
2017	113,641

Note 6 – Borrowings

The Company’s long-term debt as of September 30, 2012 and December 31, 2011 are as follows:

	Rate (1)	Maturity Date	September 30, 2012	December 31, 2011
Bank line of credit	6%	Jun. 2014 – Aug. 2015	$12,890,843	$14,114,145
Senior bank debt	6%	May 2014	4,097,446	4,708,984
Note payable to shareholder	8%	Mar. 2013	1,184,808	—
Notes payable on equipment	6%	Dec. 2013	172,962	282,872
Sleep center notes payable	6%	Jan. 2015	63,279	90,247
Seller financing	7.65%	Sept. 2012	—	40,317
Notes payable on vehicles	2.9 - 3.9%	Nov. 2012 – Dec. 2013	20,057	38,723
Equipment capital lease	10.65%	Feb. 2015	152,810	—

Total borrowings			18,582,205	19,275,288
Less: Current portion of long-term debt			(18,423,280)	(2,071,597)

Long-term debt			$158,925	$17,203,691

(1)	Effective rate as of September 30, 2012

At September 30, 2012, future maturities of long-term debt were as follows:

Twelve months ended September 30,
2013	$18,423,280
2014	125,591
2015	33,334
2016	—
2017	—
Thereafter	—

In May 2008 and as amended in May 2009 and July 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility.” In December 2010 and as amended in April 2012, August 2012 and October 2012, the Company entered into an Amended and Restated Loan Agreement covering the Credit Facility. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company is obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by various individual shareholders of the Company. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1, as defined.

As of September 30, 2012, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, the Company must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that we will initially meet the requirement, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets as of September 30, 2012. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

On August 31, 2012, the Company paid all principal and interest due to Arvest Bank through December 31, 2012 in the total amount of $1,184,808. The principal amount of $754,161 was immediately applied to the indebtedness. The interest amount is being held by Arvest Bank and is being applied to interest in accordance with the terms of the loan agreement. As of September 30, 2012, the prepaid interest amount held by Arvest Bank is $271,530 and is included in other current assets in the accompanying condensed consolidated balance sheets.

On August 31, 2012, the Company executed a promissory note with Mr. Roy T. Oliver in the amount of $1,184,808. The interest rate on the note is 8% and maturity date of the note is March 31, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the note to fund its payment obligation to Arvest Bank.

Note 7 – Commitments and Contingencies

Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the nine months ended September 30, 2012 and 2011, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

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

Note 9 – Related Party Transactions

On August 31, 2012, the Company executed a promissory note with Mr. Roy T. Oliver in the amount of $1,184,808. The interest rate on the note is 8% and maturity date of the note is March 31, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank.

As of September 30, 2012 and December 31, 2011, the Company had approximately $41,000 and $4.3 million, respectively, on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $63,000 and $84,000 at September 30, 2012 and December 31, 2011, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company pays monthly rent of $17,970 through June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs the Company incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the nine months ended September 30, 2012, the Company incurred approximately $47,000 in lease expense under the terms of the lease.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the nine months ended September 30, 2012 and 2011, the Company incurred approximately $32,000 and $90,000, respectively, in lease expense under the terms of the lease. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 10 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements except the following:

On November 12, 2012, the Company executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of the Company’s common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund the operations of the Company.

On November 5, 2012, the Company’s shareholders gave the Company’s board of directors the authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split in a ratio to be determined by the Board. The primary reason for obtaining shareholder approval for the reverse split was increase the per share market price of the Company’s common stock in order to maintain the $1.00 minimum per share requirement for continued listing on The NASDAQ Capital Market. On November 2, 2012, the Company was notified by NASDAQ that the Company’s common stock would be delisted from The Nasdaq Capital Market, effective at the open of business on Tuesday, November 6, 2012. As a result of the delisting by NASDAQ, on November 6, 2012, the Company’s Board elected to not effect the reverse stock split.

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

As of September 30, 2012, we operated 107 sleep diagnostic and therapy centers in 10 states; 26 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Going Concern and Management’s Plan

As of September 30, 2012, we had an accumulated deficit of approximately $44.5 million and reported a net loss of approximately $9.4 million for the nine months then ending. In addition, we used approximately $3.7 million in cash from operating activities from continuing operations during the nine months ending September 30, 2012. In August 2012, we executed a definitive agreement to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of our common stock and a warrant for the purchase of 4 million shares of our common stock at an exercise price of $1.50 (assuming conversion of the preferred stock which was to be issued at closing). The Foundation acquisition has not closed and we do not believe that it will close in its current form due to certain external factors including the inability to obtain the consent of certain preferred interest holders of certain subsidiaries of Foundation. We are working on an alternative structure for the Foundation transaction, but there is no assurance that the Foundation acquisition will be closed. On November 12, 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of our common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund our operations. Including the stock proceeds from OHP, management estimates that we have enough cash to operate through December 31, 2012. We also plan on raising equity capital or issuing additional debt in the near term to meet our additional cash needs in 2013. In addition, management has initiated a cost reduction plan that is estimated will save us in excess of $2 million in 2013. The cost reduction plan includes a reduction in the labor force and general corporate expenses as well as process improvements that will result in lower bad debt expense. During the fourth quarter of 2012, management also anticipates developing a plan to close certain non-profitable lab locations. Historically, we have been able to raise the capital necessary to fund our operation and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations.

As of September 30, 2012, our Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under our loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, we must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that we will initially meet the requirement, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets as of September 30, 2012. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

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

Results of Operations

The following table sets forth selected results of our operations for the three and nine months ended September 30, 2012 and 2011. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three and Nine Month Periods Ended September 30, 2012 and 2011

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2012	2011	2012	2011
Net Revenues:
Services	$3,167,411	$3,287,272	$9,711,137	$9,388,267
Product sales	1,123,607	1,195,700	3,254,655	3,707,840

	4,291,018	4,482,972	12,965,792	13,096,107

Cost of services	1,396,400	1,299,030	4,133,334	3,814,933
Cost of sales	412,876	462,048	1,210,069	1,259,404
Selling, general and administrative	3,517,041	3,316,295	10,989,745	10,039,289
Bad debt expense	371,552	387,388	1,024,207	628,215
Impairment of goodwill	—	—	3,041,000	—
Depreciation and amortization	313,669	279,463	920,905	836,936
Net other expense	271,363	303,791	843,562	987,969

Loss from continuing operations, before taxes	(1,991,883)	(1,565,043)	(9,197,030)	(4,470,639)
Provision for income taxes	—	(3,498)	—	(10,494)

Loss from continuing operations, net of taxes	(1,991,883)	(1,568,541)	(9,197,030)	(4,481,133)
Discontinued operations, net of taxes	(283,961)	(14,896)	(364,172)	376,478

Net loss	(2,275,844)	(1,583,437)	(9,561,202)	(4,104,655)
Less: Noncontrolling interests	(45,269)	(27,544)	(138,510)	(130,626)

Net loss attributable to Graymark Healthcare	$(2,230,575)	$(1,555,893)	$(9,422,692)	$(3,974,029)

Discussion of Three Month Periods Ended September 30, 2012 and 2011

Services revenues declined $0.1 million or 3.6% during the three months ended September 30, 2012 compared with the third quarter of 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our Hospital/ Outreach locations, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. The decrease in revenues from sleep diagnostic services during the third quarter of 2012 compared to the third quarter of 2011 was due to a $0.3 million decrease at our IDTF locations which was partially offset by a $0.2 million increase at our Hospital/Outreach locations.

The $0.3 million decline in IDTF revenues compared to the third quarter of 2012 was due to the following:

•

A decrease in the number of sleep studies performed at our existing (open for more than one year) sleep labs in the third quarter of 2012 compared to the third quarter of 2011 resulted in a decrease of $0.3 million;

•	A lower average reimbursement per sleep study performed at our existing sleep labs in the third quarter of 2012 compared to the third quarter of 2011 resulted in a decrease of $0.2 million;

•	Revenue from new facilities opened since the third quarter of 2011 contributed $0.2 million in revenue during the third quarter of 2012.

The $0.2 million increase in Hospital/Outreach revenues compared to the third quarter of 2012 was due to the following:

•	A decrease in the number sleep studies at existing facilities in the third quarter of 2012 compared to the third quarter of 2011 resulted in a decrease in revenue of $0.1;

•

An increase in average rate per sleep study at our existing facilities due to a change in the mix of patients between the various facilities resulted in an increase of $0.1 million during the third quarter of 2012 compared to the third quarter of 2011;

•

Periodically, we receive revenues from performing research studies at our clinics in Kansas City, Missouri. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the third quarter of 2012, we performed more research sleep studies compared to the third quarter of 2011 which resulted in an increase of in revenue of $0.1 million.

•	Revenue from new facilities opened since the third quarter of 2011 contributed $0.1 million in revenue during the third quarter of 2012.

Product sales revenues from our sleep therapy business decreased $0.1 million or 6.0% during the three months ended September 30, 2012 compared with the third quarter of 2011. The decrease was due to a $0.1 million reduction in revenue from the initial set-up of CPAP devices.

The reduction in CPAP set-up revenues was due to a reduction in set-up volumes compared to the third quarter of 2011 driven by a combination of lower sleep study volumes in our Kansas market and a lower conversion rate of sleep studies to set-ups in our Oklahoma, Texas and Nevada markets in the third quarter of 2012 compared to the third quarter of 2011.

Cost of services increased $0.1 million or 7.5% during the three months ended September 30, 2012 compared with the third quarter of 2011. The increase in cost of services is due to an increase in average cost per sleep study performed which was primarily due to non-recurring separation costs associated with the transition of our sleep study scoring process from an internal process to a contracted process during the third quarter of 2012.

Cost of services as a percent of service revenue was 44.1% and 39.5% during the three months ended September 30, 2012 and 2011, respectively. The increase in cost of services as a percent of service revenue was primarily due to the separation costs associated with the transition of our sleep study scoring process from an internal process to a contracted process during the third quarter of 2012. These costs were one time in nature and the outsourcing of the scoring process is expected to drive overall cost savings when fully implemented in the fourth quarter of 2012.

Cost of sales from our sleep therapy business decreased approximately $49,000 or 10.6% during the three months ended September 30, 2012 compared with the third quarter of 2011. In addition, cost of sales as a percent of product sales was 36.7% and 38.6% during the three months ended September 30, 2012 and 2011, respectively. We have seen improvement in the average cost of the equipment utilized in our therapy business compared to the third quarter of 2011 which has driven the improved margins.

Selling, general and administrative expenses increased $0.2 million or 6.1% to $3.5 million or 82% of revenue from $3.3 million or 74% of revenue during the three months ended September 30, 2012, compared with the third quarter of 2011. The increase in selling, general and administrative expenses was primarily due to:

•

an increase in central shared service expense of $0.3 million as we added infrastructure and centralized certain operations to our corporate office. The added infrastructure was primarily in the areas of sales, compliance and human resources. In addition, we centralized patient scheduling and benefits verification from field locations to our corporate office;

•

an increase in corporate overhead expense of $0.2 million due to $0.3 million of non-recurring legal and other expenses related to potential acquisitions partially offset by $0.1 million related to the timing of stock compensation awards to our board members in 2012 compared to 2011;

•

a decrease in facility operating expenses $0.2 million due to a combination of the centralization of patient scheduling and verification as well as reductions in overhead costs due to organizational restructuring of our operations and renegotiated facility costs at some locations.

•	a decrease in operating expenses of $0.1 million due to the closure of our clinic facilities in Oklahoma in the fourth quarter of 2011.

Bad debt expense for the third quarter of 2012 was flat compared to the third quarter of 2011. Bad debt as a percent of revenue was 8.7% and 8.6% for the third quarters of 2012 and 2011, respectively.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased approximately $34,000 or 12.2% during the three months ended September 30, 2012 compared to the third quarter of 2011. The increase is primarily due to the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased approximately $32,000 or 10.7% during the three months ended September 30, 2012 compared with the third quarter of 2011. The decrease is related to principal reductions made on our borrowings.

Discontinued operations represent the net loss from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. During the third quarter of 2012, the loss from discontinued operations is primarily due to an increase in our estimate for future potential lease liabilities of $0.3 million at our former ApothecaryRx locations that have outstanding lease obligations.

Noncontrolling interests were allocated approximately $45,000 of net loss during the three months ended September 30, 2012 compared with the third quarter of 2011 when noncontrolling interests were allocated approximately $28,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $2.2 million during the third quarter of 2012, compared to a net loss of approximately $1.6 million during the third quarter of 2011.

Discussion of Nine Month Periods Ended September 30, 2012 and 2011

Services revenues increased $0.3 million or 3.4% during the nine months ended September 30, 2012 compared with the first nine months of 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our Hospital/ Outreach locations, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve.

The increase in revenues from sleep diagnostic services during the first nine months of 2012 compared to the first nine months of 2011 was due to a $0.7 million increase at our Hospital/Outreach locations which was partially offset by a $0.2 million decrease at our IDTF locations and a $0.2 million decrease at our clinic locations.

The $0.7 million increase in our Hospital/Outreach location revenue during the first nine months of 2012 compared to the first nine months of 2011 was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the first nine months of 2012, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.2 million of the Hospital/Outreach revenue increase in the first nine months of 2012 compared to the same period in 2011.

•

Revenue from new hospital agreements that commenced operations since the first nine months of 2011 contributed $0.2 million of the revenue increase in the first nine months of 2012 compared to the first nine months of 2011.

•

An increase in overall average reimbursement per sleep study due to a change in the mix of patients between the various facilities at our existing Hospital/Outreach locations in the first nine months of 2012 compared to the first nine months of 2011 resulted in an increase of $0.2 million in revenue.

•

Periodically, we receive revenues from performing research studies at our clinics in Kansas City, Missouri. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the first nine months of 2012, we performed more research sleep studies compared to the first nine months of 2011. This increase in research studies resulted in an increase of $0.1 million in revenue in compared to the first nine months of 2011.

The $0.2 million decrease in revenue at our IDTF locations compared to the first nine months of 2011 was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. As a result for the first nine months of 2012, revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.1 million of the IDTF revenue decrease in the first nine months of 2012 compared to the same period in 2011.

•	A decrease in the volume of sleep studies done at our existing facilities resulted in a $0.4 million decline in revenue in the first nine months of 2012 compared to the first nine months of 2011;

•

A decrease in the overall average reimbursement per sleep study in our existing facilities resulted in a $0.3 million decline in revenue during the first nine months of 2012 compared to the first nine months of 2011. The decrease is due to a combination of a change in mix of the locations where studies were performed and the mix of payors at the various locations.

•	Revenue from new facilities opened since the third quarter of 2011 contributed $0.6 million in revenue compared to the first nine months of 2011.

The $0.2 million decline in revenues related to our clinic services were due to the closing of our clinic service locations in Oklahoma City during the fourth quarter of 2011.

Product sales revenues from our sleep therapy business decreased $0.5 million or 12.2% during the nine months ended September 30, 2012 compared with the first nine months of 2011. The decrease was due to a $0.6 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.1 million increase in revenue from our re-supply business.

The $0.6 million reduction in CPAP set-up revenues was due to a $0.3 million decrease related to the average revenue per set-up performed which was caused by a change in the mix of payors as well as rate reductions from some payors and a $0.3 million decrease due to lower set-up volumes during the first nine months of 2012 compared to the first nine months of 2011. The increase in supply revenue was driven by a $0.4 million increase related to increased volume during the first nine months of 2012 compared to the first nine months of 2011 which was partially offset by $0.2 million decrease caused by lower average reimbursement per shipment.

Cost of services increased $0.3 million or 8.3% during the nine months ended September 30, 2012 compared with the first nine months of 2011. Of the increase in cost of services, $0.3 million was due to the increase in volume during the first nine months of 2012 compared to the first nine months of 2011 driven primarily by new facilities opened since the third quarter of 2011. Cost of services as a percent of service revenue was 42.6% and 40.6% during the nine months ended September 30, 2012 and 2011, respectively.

Cost of sales from our sleep therapy business was flat during the nine months ended June 30, 2012 compared with the first nine months of 2011. Cost of sales as a percent of product sales was 37.2% and 34.0% during the nine months ended September 30, 2012 and 2011, respectively. The increase in cost of sales as a percent of product sales was primarily due to the following:

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

•

The mix of therapy business between set-ups and shipments was weighted more towards shipments in the first nine months of 2012 compared to the same period of 2011, which have a lower average margin than set-ups.

Selling, general and administrative expenses increased $1.0 million or 9.5% to $11.0 million or 85% of revenue from $10.0 million or 77% of revenue during the nine months ended September 30, 2012, compared with the first nine months of 2011. The increase in selling, general and administrative expenses was primarily due to:

•

an increase in central shared service expense of $1.2 million as we added infrastructure and centralized certain operations to our corporate office. The added infrastructure was primarily in the areas of sales, compliance and human resources. In addition, we centralized patient scheduling and benefits verification from field locations to our corporate office;

•	an increase in corporate overhead expense of $0.6 million due to non-recurring legal and other expenses related to potential acquisitions;

•

a decrease in facility operating expenses of $0.5 million due to a combination of the centralization of patient scheduling and verification as well as reductions in overhead costs due to organizational restructuring of our operations and renegotiation of facility costs at some locations;

•	a decrease in operating expenses of $0.3 million due to the closure of our clinic facilities in Oklahoma in the fourth quarter of 2011.

Bad debt expense increased $0.4 million to $1.0 million or 7.9% of revenue from $0.6 million or 4.8% of revenue during the nine months ended September 30, 2012, compared with the first nine months of 2011. The increase in our bad debt expense occurred in the first half of 2012 compared to the same period in 2011. This was driven primarily by the aging of our account receivable balances. In the first nine months of 2012, we saw growth in our aging categories over 180 days compared to the first nine months of 2011 where our reserve rates are highest. Additionally, in some of our new locations, physician diagnostic codes were determined to be ineligible for reimbursement by several payors. While we have now addressed the diagnostic coding issue and do not expect it to continue, we incurred higher bad debt expense related to these claims during the first nine months of 2012. Our bad debt expense in the third quarter of 2012 was flat compared to the same period in 2011.

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

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.1 million or 10.0% during the nine months ended September 30, 2012 compared to the first nine months of 2011. The increase is primarily due to the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased $0.1 million or 14.6% during the nine months ended September 30, 2012 compared with the first nine months of 2011. The decrease is related to principal reductions made on our borrowings.

Discontinued operations represent the net loss from the operations of East and ApothecaryRx. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. During the third quarter of 2012, the loss from discontinued operations is primarily due to an increase in our estimate for future potential lease liabilities of $0.3 million at our former ApothecaryRx locations that have outstanding lease obligations.

Noncontrolling interests were allocated approximately $139,000 of net loss during the nine months ended September 30, 2012 compared with the first nine months of 2011 when noncontrolling interests were allocated approximately $131,000 of net loss. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $9.4 million during the first nine months of 2012, compared to a net loss of approximately $4.0 million during the first nine months of 2011.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of September 30, 2012, our liquidity and capital resources included cash and cash equivalents of $0.1 million and working capital deficit of $19.5 million. As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $4.9 million and working capital of $3.9 million.

Cash used in operating activities from continuing operations was $3.7 million during the nine months ended September 30, 2012 compared to $4.7 million for the first nine months of 2011. During the nine months ended September 30, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $4.1 million and an increase in accounts receivable and other assets totaling $1.6 million. During the nine months ended September 30, 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.8 million, a net reduction of accounts payable and accrued liabilities totaling $0.6 million, and an increase in accounts receivable and other assets totaling $1.3 million. The primary sources of cash from operating activities from continuing operations during the first nine months of 2012 was a net increase in accounts payable and accrued liabilities of $2.0 million.

Cash provided by discontinued operations for the nine months ended September 30, 2012 was $0.6 million compared to $0.2 million for the first nine months of 2011. Cash provided by discontinued operations for the nine months ended September 30, 2012, included $1.0 million received from the final proceeds of the ApothecaryRx Indemnity Escrow Fund.

Net cash used by investing activities from continuing operations during the nine months ended September 30, 2012 was $1.0 million compared to the first nine months of 2011 when investing activities from continuing operations provided approximately $32,000. Investing activities during the first nine months of 2012 were primarily related to the purchase of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

There were no investing activities from discontinued operations during the nine months ended September 30, 2012. Net cash provided by investing activities from discontinued operations during the nine months ended September 30, 2011 was $2.5 million. In May 2011, we sold substantially all of the assets of East for $2.5 million.

Net cash used by financing activities from continuing operations during the nine months ended September 30, 2012 was $0.7 million compared to the first nine months of 2011 when financing activities from continuing operations provided $6.8 million. During the nine months ended September 30, 2012 and 2011, we made debt payments of $2.1 million and $3.5 million, respectively. During the nine months ended September 30, 2012 and 2011, we received $1.4 and $1.0 million, respectively, in debt proceeds. During the nine months ended September 30, 2011, we raised $6.9 million and $2.0 million in a public offering and private placement offering, respectively. In addition, $1.0 million of debt proceeds received in the nine months ended September 30, 2011 was converted into shares of our common stock during such period.

As of September 30, 2012, we had an accumulated deficit of approximately $44.5 million and reported a net loss of approximately $9.4 million for the nine months then ending. In addition, we used approximately $3.7 million in cash from operating activities from continuing operations during the nine months ending September 30, 2012. In August 2012, we executed a definitive agreement to purchase Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 35 million shares of our common stock and a warrant for the purchase of 4 million shares of our common stock at an exercise price of $1.50 (assuming conversion of the shares of preferred stock which was to be issued at closing). The Foundation acquisition has not closed and we do not believe that it will close in its current form due to certain external factors including the inability to obtain the consent of certain preferred interest holders of certain subsidiaries of Foundation. We are working on an alternative structure for the Foundation transaction, but there is no assurance that the Foundation acquisition will be closed. On November 12, 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of our common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund our operations. Including the stock proceeds from OHP, management estimates that we have enough cash to operate through December 31, 2012. We also plan on raising equity capital or issuing additional debt in the near term to meet the Company’s additional cash needs in 2013. Historically, we have been able to raise the capital necessary to fund our operation and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Arvest Credit Facility

Effective May 21, 2008, we entered into a loan agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009, May 2009 and July 2010. On December 20, 2010 we executed an Amended and Restated Loan Agreement (the “Loan Agreement”) with Arvest Bank which was subsequently amended in April 2012, August 2012 and October 2012. As of September 30, 2012, the outstanding principal amount of the Arvest Credit Facility was $17.0 million.

Personal Guaranties. Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner (the “Guarantors”) have each executed separate guaranties for the payment of certain of our obligations owed to Arvest Bank and our performance under the Loan Agreement and related documents. The initial liability of each Guarantor is limited to the Guarantor Pro Rata Percentage (on a several basis) times the Guaranteed Amount ($15 million) and is not reduced by payments made by us or another Guarantor until such time as (i) the obligation of Arvest Bank to make advances under the loan has terminated and (ii) the unpaid principal balance of the Loan and other obligations of the Borrowers under the Loan Agreement is reduced below the Guaranteed Amount ($15 million). Initially, the Guarantor Pro Rata Percentage was in proportion to the Guarantor’s ownership of our common stock holdings as of a certain date.

In conjunction with the employment termination of Mr. Luster, we agreed to obtain release of his guaranty. The January 2009 Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely. During the third quarter of 2010, Mr. Oliver and Mr. Nelson assumed the personal guaranty liability of Mr. Salalati.

Furthermore, the Guarantors agreed not to sell, transfer or otherwise dispose of or create, assume or suffer to exist any pledge, lien, security interest, charge or encumbrance on our common stock shares owned by them that exceeds, in one or an aggregate of transactions, 20% of the respective common stock shares owned by such Guarantor at May 21, 2008, except after notice to Arvest Bank. Each Guarantor has also agreed not to sell, transfer or permit to be transferred voluntarily or by operation of law assets owned by such Guarantor that would materially impair the financial worth of the Guarantor or Arvest Bank’s ability to collect the full amount of such Guarantor’s obligations.

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

Positive EBITDA. Beginning on March 31, 2013, and on the last day of each quarter thereafter, our EBITDA (“earnings before interest, taxes, depreciation and amortization”) must be positive for such immediately ended quarter. “Positive EBITDA” for any period means the net income for that period: (a) plus the following for such period to the extent deducted in calculating such net income, without duplication: (i) interest expense, (ii) all income tax expense; (iii) depreciation and amortization expense; and (iv) non-cash charges constituting intangible impairment charges, equity compensation and fixed asset impairment charges; (b) but, and in all cases, excluding from the calculation of EBITDA: (i) any extraordinary items (as determined in accordance with GAAP); and (ii) onetime or non-recurring gains or losses associated with the sale or disposition of any business, asset, contract or lease.

Compliance with Financial Covenants. As of September 30, 2012, our Debt Service Coverage Ratio was less than 1.25 to 1 which will be the required ratio under our Loan Agreement for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, we must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

Default and Remedies. In addition to the general defaults of failure to perform our obligations and those of the Guarantors, collateral casualties, misrepresentation, bankruptcy, entry of a judgment of $50,000 or more, failure of first liens on collateral, default also includes our delisting by OTC Bulletin Board or other similar over-the-counter market. In the event a default is not cured within 10 days or in some case five days following notice of the default by Arvest Bank (and in the case of failure to perform a payment obligation for three times with notice), Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at September 30, 2012 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Long-term debt(1)	$19,508,244	$165,469	$—	$—	$19,673,713
Operating leases	1,441,992	1,863,625	1,085,034	1,882,405	6,273,056
Other long-term liabilities(2)	117,283	117,282	—	—	234,565

	$21,067,519	$2,146,376	$1,085,034	$1,882,405	$26,181,334

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payers. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors. We have used this method to determine the net revenue for the business acquired from somniCare, Inc. and somniTech, Inc. (“Somni”) since the date of the acquisition in 2009 and for our remaining sleep diagnostic business since the fourth quarter of 2010. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not had contract rates to use for determining net revenue for a majority of our payors. For this portion of the business, we perform a quarterly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business in 2013. This change in process and assumptions for our historic sleep therapy business is not expected to have a material impact on future operating results.

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

Cost of Services and Sales – Cost of services includes technician labor required to perform sleep diagnostics, fees associated with scoring and interpreting the results of the sleep study and disposable supplies used in providing sleep diagnostics. Cost of sales includes the acquisition cost of sleep therapy products sold. Costs of services are recorded in the time period the related service is provided. Cost of sales is recorded in the same time period that the related revenue is recognized. If the revenue from the sale is recognized over a specified period, the product cost associated with that sale is recognized over that same period. If the revenue from a product sale is recognized in one period, the cost of sale is recorded in the period the product was sold.

Accounts Receivable – Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts. The majority of our accounts receivable is due from private insurance carriers, Medicare and Medicaid and other third-party payors, as well as from customers under co-insurance and deductible provisions.

Third-party reimbursement is a complicated process that involves submission of claims to multiple payers, each having its own claims requirements. Adding to this complexity, a significant portion of our historical therapy business has been out-of-network with several payors, which means we do not have defined contracted reimbursement rates with these payors. For this reason, our systems report this revenue at a higher gross billed amount, which we adjusted to an expected net amount based on historic payments. We expect to migrate our historical therapy business to the same process used in our sleep diagnostic business in 2013. As we continue to move more of our business to in-network contracting, the level of reserve related to contractual allowances is expected to decrease. In some cases, the ultimate collection of accounts receivable subsequent to the service dates may not be known for several months. As these accounts age, the risk of collection increases and the resulting reserves for bad debt expense reflect this longer payment cycle. We have established an allowance to account for contractual adjustments that result from differences between the amounts billed to customers and third-party payers and the expected realizable amounts. The percentage and amounts used to record the allowance for doubtful accounts are supported by various methods including current and historical cash collections, contractual adjustments, and aging of accounts receivable.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	September 30, 2012		December 31, 2011
	Actual	Expected	Actual	Expected
Sleep diagnostic business	70.28	65 to 70	63.52	55 to 60
Sleep therapy business	67.40	65 to 70	71.45	65 to 70

We maintained our expected DSO for our sleep diagnostic business from second quarter levels due to a mix of competing factors impacting our accounts receivable in the third quarter. We were successful in our efforts to clear certain older A/R amounts from our receivables though a combination of collections and write offs. This was offset by payment timing delays as we transitioned some locations to provider based billing agreements during the quarter, and delays from certain government payors in processing claims. We expect to continue to improve our collection efforts and resolve several of the outstanding items extending our DSO during the fourth quarter, which should result in some improvement in DSO, however we currently project our expected DSO will remain consistent.

As expected, we saw continued improvement in our therapy DSO we continued to improve our collections in this area and did not have the offsetting short term collection issues we incurred in our diagnostic business. As a result, we lowered our expected DSO level for the third quarter and expect to maintain this lower expectation for the balance of the year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We previously announced our execution of a definitive agreement to acquire Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC from Foundation Healthcare, LLC. The ultimate consummation of such transaction is subject to a number of closing conditions and the receipt of third party consents, including from Arvest Bank, our secured lender, as well as secured lenders to and preferred members of certain subsidiaries of Foundation. As of September 30, 2012, we had cash of approximately $0.1 million and for the nine months then ended, we used $3.7 million of cash in operating activities. On November 12, 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of our common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund our operations. Including the stock proceeds from OHP, we expect to have enough cash to fund operations into December 2012, but not thereafter. In order to fund operations into December 2012, we have taken, and will continue to take, measures to allow us to extend our ability to operate, including increasing the time for payment of our accounts payable. Due to delays in payments of our accounts payable, certain of our vendors have, from time to time, delayed services or shipment of products to us until payment of owed amounts. If we continue to meaningfully delay payment of our accounts payable, our business may be materially adversely affected by our vendors refusal to provide services or product to us. If we are unable to consummate the Foundation acquisition in a timely manner or raise additional funds, we may be forced to substantially scale back operations or entirely cease operations and discontinue our business.

Our common stock is quoted on the OTCQB, which may limit the liquidity and price of our common stock more than if our common stock quoted or listed on or a national securities exchange.

Our common stock is currently quoted on the OTCQB, an inter-dealer automated quotation system for equity securities not listed on a national securities exchange. Quotation of our common stock on the OTCQB may limit the liquidity and price of our common stock more than if our common stock was quoted or listed on a national securities exchange. Some investors may perceive our common stock to be less attractive because they are traded in the over-the-counter market. In addition, as an OTCQB company, we do not attract the extensive analyst coverage that accompanies companies listed on a national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. In addition, holders of our common stock may face restrictions on the resale of our common stock due to state “blue sky” laws. These factors may have an adverse impact on the trading and price of our common stock.

Our securities are “Penny Stock” and subject to specific rules governing their sale to investors.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for our shareholders to sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTCQB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 12, 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of our common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and will be used to fund our operations. No underwriters were utilized in this transaction. This was a private placement to a single investor with whom we have a prior relationship and who represented to us that it is an accredited investor and we issued the securities pursuant to an exemption from registration requirements of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

See Item 2 for unregistered sale of equity securities that occurred on November 13, 2012.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

2.1+	Membership Interest Purchase Agreement, dated August 13, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 17, 2012.

2.2	Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.1	Second Amendment to Amended and Restated Loan Agreement dated August 31, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 17, 2012.

10.2	Promissory Note, dated August 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 17, 2012.

10.3	Third Amendment to Amended and Restated Loan Agreement by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank., is incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on November 1, 2012.

10.4	Subscription Agreement executed with Graymark Investments, LLC on November 12, 2012 (furnished herewith).

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2	Certification of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	The schedules and exhibits to the Membership Interest Purchase Agreement are not being filed herewith. The Membership Interest Purchase Agreement contains a list briefly identifying the contents of the schedules and exhibits to such document. The Registrant undertakes to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2012

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 14, 2012