Form 10-K
period 2012-12-31
Graymark Healthcare, Inc.
filed 2013-04-01
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes     ☒   No

As of June 30, 2012, the aggregate market value of Graymark Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price, or the average bid and asked price) was approximately $3,146,000.

As of April 1, 2013, 16,770,079 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2012 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

GRAYMARK HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements”. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries.

ii

PART I

Item 1. Business.

We are a provider of care management solutions to the sleep disorder market in the United States. We provide a comprehensive diagnosis and care management solution for patients suffering from sleep disorders.

Going Concern and Management’s Plan

As of December 31, 2012, we had an accumulated deficit of $57.6 million and reported a net loss of $22.4 million for 2012. In addition, we used $4.2 million in cash from operating activities from continuing operations during the year. On March 29, 2013, we signed a definitive purchase agreement with Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 98.5 million shares of our common stock. We expect the transaction to close in the second quarter of 2013, however there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (our senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. If the transaction is closed, our primary focus will be the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, we anticipate that our existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

There is no assurance that the Foundation transaction will close and we currently do not have sufficient cash on hand and do not expect to generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. Historically, we have been able to raise the capital necessary to fund our operations and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations and obligations.

If we are unable to close the Foundation transaction or raise additional funds, we may be forced to substantially scale back operations or entirely cease our operations and discontinue our business. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On March 13, 2008, our Board of Directors approved a reverse split of our common stock at a ratio of one-for-five shares. The effective date of the reverse split was April 11, 2008. On January 26, 2011, our Board of Directors approved a reverse stock split in one of five ratios, namely 1 for 2, 3, 4, 5 or 6. On February 1, 2011, we received the consent of a majority of our shareholders for this reverse stock split. On May 18, 2011, our Board of Directors resolved to effect the reverse stock split of our common stock in a ratio of 1-for-4 effective after the close of business on June 3, 2011. We executed the reverse stock split to regain compliance with the continued listing standards of the Nasdaq Capital Market (we were ultimately delisted from the Nasdaq Capital Market on November 2, 2012). The effect of the reverse split reduced our outstanding common stock shares from 34,126,022 to 8,531,506 shares as of the date of the reverse split.

Sleep Management Market

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

We believe these factors present an opportunity for us because we provide a complete continuum of care for those who suffer from OSA – from initial diagnosis to treatment with a continuous positive airway pressure, or CPAP, device to providing ongoing CPAP supplies and long-term follow-up care.

•

The amount being spent on sleep disorder diagnosis and treatment is increasing. A 2010 Frost & Sullivan report estimated the U.S. sleep diagnostic market was $1.4 billion in 2008, and that it will grow to $3.4 billion by 2015 for a compound annual growth rate of 14.3%.

•

The sleep diagnostic market is highly fragmented. Our presence as one of the larger overall providers of sleep diagnostic services with 91 total diagnostic and therapy locations, as of March 15, 2013, comprised of 20 independent sleep care centers and 81 hospital sleep diagnostic programs, out of a total we estimate includes 4,000 sleep clinics in the United States, illustrates the level of fragmentation in the market. Only a limited number of companies provide a comprehensive solution which includes initial diagnosis to treatment with a CPAP device and the provision of ongoing CPAP supplies and long-term follow-up care.

The sleep management market is also presenting us and most other non-hospital industry participants with a number of significant challenges that must be overcome to operate this business effectively and profitably.

•

Substantial decrease in third party reimbursements. The industry has seen annual reductions in third party reimbursements from both government payers such as Medicare and Medicaid and commercial insurance carriers. In addition, Medicare and Medicaid have begun competitive bidding for certain regions for the therapy services that we provide. Based on the results of this competitive bidding to date, we expect to see additional reimbursement reductions by government payers.

•

Increase in home testing. Third party payers are increasingly encouraging patients and physicians to use home sleep testing for diagnosing sleep illnesses. This has had the effect of reducing the volume of patients who use our traditional in-lab sleep diagnostic services, a trend that is accelerating in the market place.

•

Lack of Scale. While we have substantially grown our business over the past five years to become the second largest operator of sleep diagnostic labs, we have not yet achieved the scale necessary to profitably operate our business. We have seen numerous other industry participants cease operations due to lack of scale and the other challenges we identify here.

•

Difficulties in patient collections. While we have instituted numerous procedures to collect additional amounts from the patient at the point of service, as well as amounts due from patients after service is provided, we still have difficulties collecting a substantial portion of patient receivables on a timely basis.

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

Care Management

Our thorough wellness and continuing care program led by our medical staff provides the greatest opportunity for our patients to use their CPAP devices properly and stay compliant. After the initial CPAP device set-up, our clinical staff contacts the patient regularly during the initial six months and each six months thereafter to enhance patient understanding and to ensure the greatest chance for the short- and long-term success for the patient. Most importantly, where we have the program in place, our medical staff has an in-person visit with the patient and their CPAP device approximately 45 days after the initial set-up. The purpose of the visit is to verify initial compliance and to enhance compliance by assuring proper fit and feel of the CPAP device (usually the mask), determining if there are any medical impediments to compliance (such as untreated allergies), and answering any questions about the operation or care of the equipment. We also work closely with the patient’s physicians to aid in their follow-up care and monitoring of the treatment.

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

Our Business Strategy

We manage our business as a provider of sleep diagnostic services and care management for sleep disorders towards break-even on an operating cash flow basis, excluding debt service costs. The following are the key elements of our strategy:

•

Integrate previous acquisitions and acquire new sleep program management services agreements. We intend to successfully integrate our existing sleep clinics and rationalize our operational and corporate overhead. Our scale allows us to provide central services to our sleep clinics, which create economic synergies across acquired sleep clinics and reduces our operating costs per clinic. When we contract with hospital sleep diagnostic centers we enter into a management agreement to manage the existing sleep center without any purchase price or capital outlay on our part which allows us to increase our therapy business through additional patient referrals without adding to our cost base. We expect to add our care management and ongoing re-supply services to existing high volume diagnostic services to generate additional revenues. We intend to continue to standardize and integrate billing, human resources, purchasing and IT systems, diversify our payor rates across different geographic markets and promote best clinical and operational practices across each of our sleep clinics.

•

Drive internal growth. We use marketing initiatives to increase the awareness of sleep disorders and their negative health effects, as well as to promote our comprehensive solution to those that suffer from sleep disorders in the markets we serve. We also use direct marketing representatives to identify strategic hospital and physician group alliances and to market our sleep diagnostic services and care management alternatives to area physicians. We believe that these initiatives, along with a growing, underserved primary target demographic, will increase utilization rates at our sleep clinics and drive revenue growth. We intend to increase referrals from non-traditional sources, including a focus on self-pay customers and corporate customers. We believe that corporate payors in a number of industries, such as trucking and other common carriers, could benefit from the diagnosis and treatment of sleep disorders of their employees. We are also exploring opportunities to establish new billing under arrangements with hospitals in our existing markets to provide enhanced revenue opportunities in our existing facilities. In addition, based on our understanding of and compliance with heightened regulatory requirements, we believe that we will be able to expand our business more easily than other independent sleep care centers.

•

Provide Home Sleep Testing Services. As the volume of home sleep testing increases, we intend to implement a program to offer home sleep study equipment and diagnostic review services allowing us to serve this expanding area of sleep diagnostic testing.

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

OSA is most commonly found in obese men over the age of 40, but it can also occur in men and women of all ages and body types. The National Center for Health Statistics, or a NCHS, estimates that in 2009-2010 more than one-third of U.S. adults, or over 78 million people, were obese. According to the Centers for Disease Control and Prevention, or CDC, study obesity-related diseases accounted for over 9% of all U.S. medical spending in 2008, or over $147 billion, roughly double the amount spent in 1998. The rate of obesity in the United States is increasing at an alarming rate. Obesity increases the size of the upper airway soft tissue structures, narrowing the airway and increasing the risk of OSA. Not only does obesity contribute to sleep problems such as sleep apnea, but sleep problems can also contribute to obesity. We believe individuals suffering from OSA generally have less energy and motivation to exercise or keep a healthy diet. Studies have also shown that sleep disorders can impair metabolism and disrupt hormone levels, promoting weight gain. Additionally, an aging American population, led by approximately 78 million baby-boomers, is becoming increasingly at risk for OSA as their soft palates gets longer, their pharyngeal fat pads increase in size and the shape of bony structures around the airway change.

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

Sleep Management Solutions Advertising and Promotion

We promote sleep awareness issues and our sleep testing facilities through radio commercials, billboard displays, print media and other marketing efforts. Our clinics also have a strong presence at local health fairs and other public events. We use direct marketing representatives to market to area physicians about our sleep services. Our medical directors are involved in promoting the clinics through local and regional public educational seminars, physician continuing education programs and through individual meetings with referring physicians and hospitals.

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

Medicare generally prohibits a physician who performs a covered medical service from “reassigning” to anyone else the performing physician’s right to receive payment directly from Medicare, except in certain circumstances. We believe we satisfy one or more of the exceptions to this prohibition. Additionally, beginning May 1, 2013, the Centers for Medicare and Medicaid Services (CMS) will deny claims for DME service if the referring physician/provider is not registered in the Provider Enrollment Chain and Ownership System (PECOS). We are verifying all physicians who refer DME services to us are enrolled in PECOS.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our sleep center operations. Markets where we offer CPAP devices and other DME items are or will be subject to competitive bidding, which has, in some markets and may in other markets, restrict our ability to provide these items to Medicare patients. There is no assurance that payments for sleep testing services and DME under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs.

We receive reimbursement from government sponsored third-party plans, including Medicaid and Medicare, non-government third-party plans, including managed-care organizations, and also directly from individuals, or private-pay. During 2012, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 53% commercial insurance, 8% Medicaid/Medicare, 11% private-pay and 28% from hospital contracts. During 2011, our sleep center payor mix, as a percentage of total sleep center revenues, was approximately 56% commercial insurance, 11% Medicaid/Medicare, 10% private-pay and 23% from hospital contracts. Pricing for private-pay patients is based on prevailing regional market rates.

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

We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.

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

Employees

As of March 15, 2013, we had 144 full-time and 11 part-time employees at Graymark Healthcare, Inc. and its wholly-owned subsidiaries. Our employees are not represented by a labor union.

Item 1A. Risk Factors.

If we are unable to close the acquisition of the ambulatory surgery center and surgical hospital businesses of Foundation Healthcare Affiliates or raise additional debt or equity financing we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

On March 29, 2013, we executed a definitive agreement to acquire Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC from Foundation Healthcare, LLC. The ultimate consummation of such transaction is subject to a number of closing conditions and the receipt of third party consents, including from Arvest Bank, our secured lender, as well as secured lenders to and preferred members of certain subsidiaries of Foundation. As of December 31, 2012, we had cash of approximately $0.3 million and for the year then ended, we used $4.2 million of cash flow in operating activities from continuing operations. In November 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of our common stock for $650,000 ($0.45 per share). The proceeds from OHP were used to fund our operations. Including the stock proceeds from OHP, we expect to have enough cash to fund operations into April 2013, but not thereafter. In order to fund our operations, we have taken, and will continue to take, measures to allow us to extend our ability to operate, including increasing the time for payment of our accounts payable and reducing headcount and other operating costs. Due to delays in payments of our accounts payable, certain of our vendors have, from time to time, delayed services or shipment of products to us until payment of owed amounts. If we continue to meaningfully delay payment of our accounts payable, our business may be materially adversely affected by our vendors refusal to provide services or product to us. If we are unable to consummate the Foundation acquisition in a timely manner or raise additional funds, we may be forced to substantially scale back operations or entirely cease operations and discontinue our business.

We have a bank credit facility of approximately $16.7 million and we will not achieve compliance with the Debt Service Coverage Ratio requirements which begin March 31, 2013.

We are party to an amended Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility provides for a term loan in the principal amount of $30 million (referred to as the “Term Loan”) and provides an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. As of December 31, 2012, the outstanding principal amount of the Arvest Credit Facility was $16,735,555. In connection with our sale of the assets of ApothecaryRx to Walgreens, we reduced the outstanding balance on the Arvest Credit Facility by $22 million during 2010. We made additional principal payments of $2.1 million and $3.4 million in 2012 and 2011, respectively. Commencing with the calendar quarter beginning January 1, 2013 and thereafter during the term of the Arvest Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. As of December 31, 2012, our Debt Service Coverage Ratio is less than 1.25 to 1. The Debt Service Coverage Ratio is calculated using the latest four rolling quarters. We are currently developing and executing a combination of strategic, operational and debt reduction strategies aimed at achieving compliance with the Debt Service Coverage Ratio covenant, but we do not expect that we will achieve compliance with the Debt Service Coverage Ratio during 2013 and there is no assurance that Arvest Bank will waive or further delay the requirement.

In the event we receive a notice of default from Arvest Bank and the default is not cured within 10 days following notice of the default by Arvest Bank, Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Payment and performance of our obligations under the Arvest Credit Facility are secured by the personal guaranties of certain of our current and former executive officers and one of our greater than 10% stockholders and in general our assets. In addition, in connection with a third amendment to the Arvest Credit Facility in July 2010, we also entered into a Deposit Control Agreement with Arvest Bank covering our accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the Loan Agreement, as amended.

If Arvest Bank accelerates the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest. In addition, we do not expect to be able to pay all outstanding principal and interest if Arvest Bank accelerates the due dates for such amounts. Since we have granted Arvest Bank a security interest in all of our assets, Arvest Bank could elect to foreclose on such assets as well as to move to enforce the guaranty which is provided by certain of our current and former executive officers and one of our greater than 10% stockholders. If Arvest Bank declares an event of default and/or accelerates the payment of our obligations under the Arvest Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock. The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.

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

We incurred indebtedness with an outstanding balance at December 31, 2012 of approximately $16.7 million to fund the acquisitions of our existing sleep centers. The outstanding principal amounts under the Arvest Bank credit facility and the term loan bear interest at the greater of the Wall Street Journal prime rate or 6%. Further details about this indebtedness can be found in the footnotes to our consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2012, we had total liabilities of approximately $24.2 million. Because of our history of incurring significant losses, there is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have financed our operations through revenues from operations, as well as the issuance of debt and equity securities and have incurred losses in the past two years. Net losses were $22.4 million in 2012 and $5.9 million in 2011. As of December 31, 2012, we had an accumulated deficit of $57.6 million. While we have instituted a strategy for re-engineering our operations to reduce costs, generate additional revenues, and generate operating cash flow, we continue to incur losses and do not yet generate cash flows from operations. As a result, we expect to continue to incur significant operating losses. Because of the numerous risks and uncertainties associated with our business re-engineering plan, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we continue to incur losses, we may be unable to continue to operate our business and may need to cease operations entirely.

In January 2013, we closed four of our stand-alone facilities. In addition, in January and February 2013, we were notified of the non-renewal or cancellation of ten hospital contracts. If we decide to close more locations or have more hospital contracts cancelled or not renewed, we may suffer additional losses or be forced to reduce our operations.

On January 7, 2013, we implemented a plan to close four of our sleep diagnostic and therapy facilities. The facilities are located in Oklahoma and Texas and are being closed because the revenue from these facilities has not met expectations and is not adequate to offset the fixed operating costs of these locations. Two of the facilities were operated through January 11, 2013 and the third facility was operated through January 31, 2013. We recorded restructuring charges in connection with the closure of these facilities with respect to the remaining lease obligations for the facilities, severance payments to affected employees and other write-downs. The remaining lease obligations, severance payments and other write-downs were approximately $1.2 million, $0.1 million and $0.1 million, respectively. All cash payments related to the severance costs are expected to be paid during the first quarter of 2013. The cash payments for the remaining lease obligations will continue for the life of the respective leases which extend through January 2018.

During January and February 2013, we were notified of non-renewal or cancellation of 10 hospital contracts. The facilities cancelled or not renewed include: Coryell, Wise, Carrus, Hillcrest, Medical Center of McKinney, Goodall-Witcher, Carroll County, Harrison County, Stewart County and Saunders County. The end dates of these contracts range from January 1, 2013 to March 22, 2013.

Since hospital contracts generally have limited fixed costs, the operating profit and cash flows from these facilities help to support our corporate overhead. If we decide to close more locations or have more hospital contracts cancelled or not renewed, we may suffer additional losses, require more cash to continue operations and be forced to reduce our operations further.

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

There has been a trend developing to require facilities that provide sleep diagnostic testing and durable medical equipment to become accredited by an approved accreditation organization as well as additional credentialing for physicians diagnosing sleep disorders and the licensing of technical personnel to perform diagnostic testing procedures. As of March 1, 2013, 10 of our free standing sleep centers are accredited by the American Academy of Sleep Medicine, or the AASM. In addition, we have one free standing sleep center that is accredited through The Joint Commission. We are actively pursuing accreditation for our remaining sleep centers. Also, Medicare requires that all Durable Medical Equipment (DME) suppliers be accredited. All of our sleep therapy facilities providing DME were granted accreditation by The Joint Commission or by the Accreditation Commission for Healthcare, or ACHC. During 2010, one of our DME suppliers, somniCare Overland Park, Kansas location, became the first sleep therapy company in America to be accredited by the AASM.

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

During the years ended December 31, 2012 and 2011, we were wholly or partially reimbursed by third-party plans, including Medicare and Medicaid, for approximately 61% and 67%, respectively of our revenue from sleep diagnostic services and product sales. The sleep diagnostic revenue reimbursed by third-party plans generally have lower gross margins compared to sales or services paid outside a third-party plan. Increases in the costs of our sleep related products may not be sufficiently offset by increases in reimbursement rates. In addition, continued increases in co-payments by third-party plans may result in decreases in sales and revenue, operating and cash flow losses, and may deplete working capital reserves.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our operations. During the years ended December 31, 2012 and 2011, 8% and 11%, respectively, of our sleep diagnostic revenues were attributable to Medicaid and Medicare reimbursement. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates as part of healthcare cost containment.

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

Healthcare reform and enforcement initiatives of federal and state governments may also affect our sales and revenue. These include:

•	Significant reductions in spending on Medicare, Medicaid and other government programs;

•	changes in programs providing for lower reimbursement rates for the cost healthcare products and services by third-party plans or payors; and

•	regulatory changes relating to the approval process for healthcare products and services in general.

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

We are dependent on merchandise vendors to provide sleep disorder related products for our resale. Our largest sleep product suppliers are Fisher & Paykel Healthcare, which supplied approximately 32% and 38% of our sleep supplies in the years ended December 31, 2012 and 2011, respectively, and ResMed, Inc., which supplied approximately 35% and 32% of our sleep supplies in the years ended December 31, 2012 and 2011, respectively. In our opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of our needs, we would be able to find a suitable alternative supplier, but possibly not without significant disruption to our business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

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

We have grown primarily through acquisitions. We intend to continue to grow incrementally through acquisitions with our current focus on acquiring the surgical center and surgical hospital business of Foundation and our historical growth strategy in the sleep disorder market through our comprehensive sleep management care model. As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.

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

Even if we succeed in acquiring the surgical center and surgical hospital businesses of Foundation as planned, those acquired facilities may not achieve the projected revenue or profitability levels that we estimate or at all. The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.

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

The goodwill and other intangible assets acquired pursuant to our acquisitions of sleep centers has become fully-impaired. Goodwill and other intangible assets related to future acquisitions may require additional write-downs and the recognition of additional substantial impairment expense.

At December 31, 2012, we have fully-impaired $21.2 million and $2.1 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our sleep centers during the years 2007 through 2011. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature. Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units. During the second and fourth quarters of 2012, we determined that the carrying value of goodwill related to our sleep centers exceeded their fair value. In addition, we determined the carrying value of our intangible assets exceeded their fair value. Accordingly, in June 2012 and December 2012, we recorded a noncash impairment charge on goodwill of $3.0 million and $10.7 million, respectively, for a total 2012 impairment charge on goodwill of $13.7 million. In addition, in December 2012, we recorded a noncash impairment charge on intangible assets of $1.1 million. Our evaluation of goodwill and intangible assets completed during 2011 did not identify any impairment.

In the event that we record additional goodwill or other intangibles on future acquisitions and we subsequently determine the goodwill or other intangibles to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

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

Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 55% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

As of December 31, 2012, we operated 26 free standing sleep clinics and therapy locations in 7 states and 2 administrative outreach locations in 2 states. Most locations are occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments. The following table presents, as of December 31, 2012, the locations and lease expiration dates of occupancy leases of each sleep center or clinic.

Sleep Center and Therapy Service Center (City and State)	Lease Expiration Date
Georgia:
Douglasville	Apr. 2014
Lawrenceville	Mar. 2014
Stockbridge	Mar. 2014
Iowa:
Waukee	Month-to-month
Waukee	Month-to-month
Pleasant Hill	Month-to-month
Kansas:
Overland Park	Jun. 2015
Overland Park	Oct. 2027
Missouri:
Lee’s Summit	Sep. 2015
Kansas City	Dec. 2014
Nebraska:
Omaha (1)	Jan. 2015
Nevada:
Charleston (2)	Mar. 2017
Henderson	Jan. 2017
Oklahoma:
Tulsa (2)(3)	Nov. 2015
Oklahoma City (2)	Sep. 2014
Norman	Jan. 2014
South Dakota:
Sioux Falls (1)	Nov. 2013
Texas:
Southlake – Keller (2)	Jul. 2013
McKinney	Oct. 2016
Bedford (3)	May 2013
Waco (2)(3)	Apr. 2018
Plano	May 2014
Mesquite (3)	Feb. 2016

(1)	Represents an administrative outreach office location.
(2)	Represents a location that includes both a sleep center and a therapy service center.
(3)	Location was closed in January 2013, but lease remains in effect.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTCQB under the symbol GRMH. Prior to November 2, 2012, our common stock was listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol GRMH. The following table sets forth, during the calendar quarters presented, the high and low sale prices of our common stock as reported by the OTCQB and Nasdaq, respectively:

Quarter Ended	High	Low
December 31, 2012	$0.52	$0.17
September 30, 2012	$0.50	$0.30
June 30, 2012	$0.50	$0.30
March 31, 2012	$0.80	$0.41
December 31, 2011	$1.10	$0.46
September 30, 2011	$1.30	$1.00
June 30, 2011	$2.60	$1.25
March 31, 2011	$3.60	$2.68

The share prices listed above have been adjusted to reflect the 1-for-4 reverse stock split effected after the close of business on June 3, 2011. On March 28, 2013, the closing price of our common stock as quoted on OTCQB was $ 0.35.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

•	variations in quarterly operating results,

•	changes in earnings estimates by analysts,

•	developments in the sleep disorder diagnostic and treatment markets,

•	announcements of acquisitions, dispositions and other corporate level transactions,

•	announcements of financings and other capital raising transactions,

•	sales of stock by our larger stockholders,

•	announcements and introductions of product or service innovations, and

•	general stock market conditions.

Holders of Equity Securities

As of March 15, 2013, we have 93 owners of record of our common stock.

Dividend Policy

Historically, we have not paid dividends on our common stock, and we do not currently intend to pay and you should not expect to receive cash dividends on our common stock. Our dividend policy is to retain earnings to support the expansion of our operations. If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors. These factors will generally include future earnings, capital requirements, our financial condition contractual restrictions, such as our existing credit facilities. Our existing credit facility restricts our ability to pay dividends without the approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Arvest Credit Facility.” Furthermore, in the event we issue shares of preferred stock, although unanticipated, no dividends may be paid on our outstanding shares of common stock until all dividends then due on our outstanding preferred stock will have been paid.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2012, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plan approved by our shareholders is our 2008 Long-Term Incentive Plan. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	555,000	$1.14	1,701,208
Equity compensation plans not approved by security holders:
Warrants issued to investor relation firm	75,000	$0.50	—
Warrants issued to investment firm	25,068	$4.38	—
Options issued to directors	30,000	$15.00	—

Total	685,068	$1.80	1,701,208

Unregistered Sales of Equity Securities

All of our unregistered sales of equity securities during 2012 have been previously reported in the Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

During the three months ended December 31, 2012, we did not repurchase any of our equity securities. We do not have any on-going stock repurchase programs.

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

Going Concern and Management’s Plan

As of December 31, 2012, we had an accumulated deficit of $57.6 million and reported a net loss of $22.4 million for 2012. In addition, we used $4.2 million in cash from operating activities from continuing operations during the year. On March 29, 2013, signed a definitive purchase agreement with Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 98.5 million shares of our common stock. We expect the transaction to close in the second quarter of 2013, however there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (our senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. If the transaction is closed, our primary focus will be the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, we anticipate that our existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

There is no assurance that the Foundation transaction will close and we currently do not have sufficient cash on hand and do not expect to generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. Historically, we have been able to raise the capital necessary to fund our operations and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations and obligations.

If we are unable to close the Foundation transaction or raise additional funds, we may be forced to substantially scale back operations or entirely cease our operations and discontinue our business. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Stock Offerings

On November 12, 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of the Company’s common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and were used to fund our operations.

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

Business Strategy

We plan to grow our business via organic growth related to our Independent Sleep Care Centers, Hospital Sleep Diagnostic Programs (both increased volumes related to existing management agreements and the execution of new management agreements), therapy services and recurring re-supply fulfillment. We also plan to expand revenues at our existing locations through new billing under arrangements with hospitals in our existing markets. Acquisitions, the opening of new facilities and new management agreement with hospital sleep labs will also be an integral part of our growth strategy going forward. We will seek to acquire business operations that can be rolled into our existing operations as well as additional independent sleep care centers. We will also seek acquisition opportunities related to therapy service and re-supply business operations and new management agreement opportunities in both existing and new markets. We expect all acquisitions to be accretive to our earnings and fully integrated within ninety (90) days of closing.

In addition, we plan to acquire the surgery center and surgical hospital businesses of Foundation Healthcare Affiliates, LLC. On March 29, 2013, we entered into a purchase agreement to acquire these businesses from Foundation. The acquisition is subject to conditions to closing, including the consent of Arvest Bank, our secured lender and the consents or Foundation’s lender and the preferred members of certain of their subsidiaries as well as other customary closing conditions. There is no assurance that we can close this acquisition as planned in the second quarter of 2013 or at all.

On December 12, 2011, we acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of up to $960,000. Under the purchase agreement, we paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds is reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. We initially estimated the fair value of the contingent consideration or Withheld Funds to be $234,565. We revaluated the contingent consideration based on the actual EBITDA results as of December 31, 2012 and reduced the expected contingent consideration by $90,380.

Impairment of Goodwill and Intangible Assets

As of December 31, 2012, we have fully-impaired our goodwill and intangible assets

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

In evaluating whether goodwill is impaired, we must compare the fair value of the operating unit to which the goodwill is assigned to the operating units carrying amount, including goodwill. The fair value of the operating unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach that utilize comparable companies data. If the carrying amount of the operating unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of an operating unit to its carrying amount. In calculating the implied fair value of the operating unit goodwill, the fair value of the operating unit will be allocated to all of the other assets and liabilities of that operating unit based on their fair values. The excess of the fair value of an operating unit over the amount assigned to its other assets and liabilities will be the implied fair value of goodwill. An impairment loss will be recognized when the carrying amount of goodwill exceeds its implied fair value.

Based on our sleep study trends and forecasted cash flows, we determined that impairment indicators existed during the second quarter and fourth quarter of 2012. During the second quarter of 2012, the primary factor that drove impairment was our actual volume of sleep studies compared to the volumes that we had projected for 2012. During the fourth quarter of 2012 when we performed our annual impairment review, we noted continued negative trends in its sleep study volumes, coupled with deterioration in the overall sleep diagnostic market. During 2012, the sleep diagnostic market experienced a continued shift to home based testing and continued negative trends in reimbursement levels. Based on assumptions similar to those that market participants would make in valuing the our business, we determined that the carrying value of goodwill and other intangible assets related to our sleep centers exceeded their fair value. Accordingly, in June 2012 and December 2012, we recorded a noncash impairment charge on goodwill of $3.0 million and $10.7 million, respectively, for a total 2012 impairment charge on goodwill of $13.7 million. In addition, in December 2012, we recorded a noncash impairment charge on intangible assets of $1.1 million. Our evaluation of goodwill and indefinite lived intangible assets completed during December 2011 resulted in no impairment.

Operating Statistics:

The following table summarizes our locations as of December 31, 2012 and 2011:

	Number of Locations
Location Type	2012	2011
Sleep centers	26	22
Managed sleep centers	82	78

Total	108	100

The following table summarizes unit sales and other operating statistics, by quarter, for the years ended December 31, 2012 and 2011:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Sleep studies performed:
2012	4,234	4,185	4,247	3,673	16,339
2011	3,515	4,005	4,245	4,101	15,866
CPAP set ups performed:
2012	586	662	583	544	2,375
2011	684	683	694	610	2,671

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2012 and 2011. The following information was derived and taken from our audited financial statements appearing elsewhere in this report.

Comparison of 2012 and 2011

	For the Years Ended December 31,
	2012	2011
Net revenues:
Services	$12,509,355	$12,556,630
Product sales	4,451,747	4,953,164

	16,961,102	17,509,794

Cost of services	5,324,688	5,137,027
Cost of sales	1,598,758	1,743,117
Selling, general and administrative expenses	14,055,409	13,743,820
Bad debt expense	1,444,525	895,863
Impairment of goodwill and intangible assets	14,787,165	—
Depreciation and amortization	1,233,943	1,110,735
Net other expense	1,084,767	1,282,884

Loss from continuing operations, before taxes	(22,568,153)	(6,403,652)
Provision for income taxes	—	(13,992)

Loss from continuing operations, net of taxes	(22,568,153)	(6,417,644)
Income (loss) from discontinued operations, net of taxes	(224,470)	291,155

Net loss	(22,792,623)	(6,126,489)
Less: Non-controlling interests	(342,920)	(232,080)

Net loss attributable to Graymark Healthcare	$(22,449,703)	$(5,894,409)

Discussion of Years Ended December 31, 2012 and 2011

Services revenues were flat for 2012 compared with 2011. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our hospital and outreach agreements, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve.

The flat revenues from sleep diagnostic services during 2012 compared to 2011 was comprised of a $0.6 million increase at our Hospital/Outreach locations which was offset by a $0.3 million decrease at our IDTF locations and a $0.3 million decrease at our clinic locations.

The $0.6 million increase in our Hospital/Outreach location revenue during 2012 compared to 2011 was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. Through May 2011, the revenue for this location was included in IDTF revenue. For the same period in 2012 revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.2 million of the Hospital/Outreach revenue increase in 2012 compared to 2011.

•	Revenue from new hospital agreements that commenced operations since the end of 2011 contributed $0.2 million of the revenue increase in 2012 compared to 2011.

•

A decrease in overall average reimbursement per sleep study due to a change in the mix of patients at our existing Hospital/Outreach locations resulted in a decrease of $0.1 million in revenue in 2012 compared to 2011

•	An increase in the volume of sleep studies performed at our existing (operating for at least one year) Hospital/Outreach facilities resulted in an increase of $0.3 million in revenue.

The $0.3 million decrease in revenue in 2012 at our IDTF locations compared to 2011 was due to the following:

•

We transitioned our Tulsa Midtown IDTF location to a contracted hospital location in May 2011. Through May 2011, the revenue for this location was included in IDTF revenue. For the same period in 2012 revenue from this location is included in our Hospital/Outreach category. This change accounts for $0.1 million of the IDTF revenue decrease in 2012 compared to 2011.

•	A decrease in the volume of sleep studies done at our existing IDTF facilities resulted in a $0.9 million decline in revenue in 2012 compared 2011;

•

A decrease in the overall average reimbursement per sleep study in our existing IDTF facilities resulted in a $0.2 million decline in revenue during 2012 compared to 2011. The decrease is due to a combination of a change in mix of the locations where studies were performed and the mix of payors at the various locations.

•	Revenue from new facilities opened after the third quarter of 2011 (less than a full prior year operating results) resulted in an increase in revenue of $0.9 million in 2012 compared to 2011.

The $0.3 million decline in revenues related to our clinic services were due to the closing of our clinic service locations in Oklahoma City during the fourth quarter of 2011.

Product revenues from our sleep therapy business decreased $0.5 million (a 10.1% decrease) during 2012 compared to 2011. The decrease was due to a $0.7 million reduction in revenue from the initial set-up of CPAP devices, partially offset by a $0.2 million increase in revenue from our re-supply business.

The $0.7 million reduction in CPAP set-up revenues was due to a $0.3 million decrease related to the average revenue per set-up performed which was caused by a change in the mix of payors as well as rate reductions from some payors and a $0.4 million decrease due to lower set-up volumes during 2012 compared to 2011. The increase in re-supply revenue was driven by a $0.1 million increase related to increased volume during 2012 compared to 2011 and a $0.1 million increase in the average reimbursement per re-supply shipment.

Cost of services increased $0.2 million (a 3.7% decrease) to $5.3 million from $5.1 million during 2012 compared to 2011. The increase in cost of services was due to the overall increase in volume during 2012 compared 2011 driven primarily by new facilities opened since the third quarter of 2011.

Cost of services as a percent of service revenue was 42.6% and 40.9% during 2012 and 2011, respectively. The increase in cost of services as a percent of service revenue was primarily due to the shift in our business towards Hospital/Outreach sleep studies which have a lower reimbursement per sleep study compared to our IDTF locations, and as a result has a higher cost of service as a percentage of revenue. In addition, we saw a decline in 2012 of the average reimbursement per sleep study compared to 2011. During 2012, 55% of our sleep studies were performed in an IDTF location compared to 61% in 2011. The higher cost of service percentage in Hospital/Outreach locations is more than offset by the significantly lower operating expense associated with these locations, primarily related to the lack of facility costs.

Cost of sales from our sleep therapy business decreased $0.1 million (an 8.3% decrease) during 2012 compared with 2011. Cost of sales as a percent of product sales was 35.9% and 35.2% during 2012 and 2011, respectively. The decrease in cost of sales compared to 2011 is primarily due to a lower number of set-ups performed in 2012 compared to 2011.

Selling, general and administrative expenses increased $0.3 million (a 2.3% increase) to $14.0 million or 83% of revenue in 2012 from $13.7 million or 79% of revenue during 2011. The increase in selling, general and administrative expenses was primarily due to:

•

an increase in central shared service expense of $1.3 million as we added infrastructure and centralized certain operations to our corporate office. The added infrastructure was primarily in the areas of sales, compliance and human resources. In addition, we centralized patient scheduling and benefits verification from field locations to our corporate office;

•	an increase in corporate overhead expense of $0.3 million due to non-recurring legal and other expenses related to potential acquisitions;

•

a decrease in facility operating expenses of $0.9 million due to a combination of the centralization of patient scheduling and verification as well as reductions in overhead costs due to organizational restructuring of our operations and renegotiation of facility costs at some locations;

•	a decrease in operating expenses of $0.4 million due to the closure of our clinic facilities in Oklahoma in the fourth quarter of 2011.

Bad debt expense for 2012 increased $0.5 million (a 61.2% increase) to $1.4 million or 8.5% of revenue from $0.9 million or 5.1% of revenue for 2011. The increase in our bad debt expense occurred in the first half and the fourth quarter of 2012 compared to the same periods in 2011. In the first six months of 2012, we saw growth in our aging categories over 180 days, where our reserve rates are the highest, compared to the first six months of 2011. Additionally, in some of our new locations, physician diagnostic codes were determined to be ineligible for reimbursement by several payors. While we have now addressed the diagnostic coding issue and do not expect it to continue, we incurred higher bad debt expense related to these claims during the first six months of 2012. The combined impact of these items was approximately $0.4 million of the increase compared to 2011. In the fourth quarter, our recurring analysis of historical collection rates indicated a need for a slight increase in our reserve rates some of our aging categories. The impact of the change in reserve rates increased bad debt expense $0.1 million in 2012 compared to 2011.

Impairment of goodwill and intangible assets – during the second and fourth quarters of 2012, we completed impairment reviews of goodwill and other intangible assets. Based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill and intangible assets related to our sleep centers exceeded their fair value. Accordingly, we recorded a noncash impairment charges totaling $14.8 million in 2012. Our evaluation of goodwill and indefinite lived intangible assets completed during December 2011 resulted in no impairment losses.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.1 million (an 11.1% increase) during 2012 compared to 2011. The increase is primarily due to the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense decreased $0.2 million (a 15.4% decrease) during 2012 compared with 2011. The decrease is comprised of lower interest expense in 2012 ($0.1 million) due to the payment of principal on our senior debt with Arvest bank and a gain of $0.1 million in 2012 related to adjusting the contingent purchase consideration liability related to the Village Sleep acquisition.

Income from discontinued operations represents primarily the net income (loss) from East and ApothecaryRx. In May 2011 and December 2010, we executed sale substantially all of the assets of East and ApothecaryRx. As a result of the sale of East and ApothecaryRx, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. The results of East, ApothecaryRx and our other discontinued operations for the years ended December 31, 2012 and 2011 follows:

	2012	2011
Revenues	$—	$410,683

Income (loss) before taxes – East	$(1,570)	$25,796
Income (loss) before taxes – ApothecaryRx	(188,109)	(426,067)
Income (loss) before taxes – other	(34,791)	(43,298)
Income tax (provision)	—	—

Income (loss) from operations of discontinued operations, net of tax	(224,470)	(443,569)
Gain recorded on sale	—	734,724

Income (loss) from discontinued operations	$(224,470)	$291,155

Noncontrolling interests were allocated approximately $160,000 and $232,000 of net losses during 2012 and 2011. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $22.4 million (132% of approximately $17.0 million in net revenues) during 2012, compared to a net loss of approximately $5.9 million (34% of approximately $17.5 million in net revenues) during 2011.

Liquidity and Capital Resources

Generally our liquidity and capital resources needs are funded from operations, loan proceeds and equity offerings. As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $0.3 million and a working capital deficit of $20.2 million. As of December 31, 2011, our liquidity and capital resources included cash and cash equivalents of $4.9 million and working capital of $3.9 million. The working capital deficit as of December 31, 2012 includes the impact of classifying our Arvest Credit Facility as current.

Cash used in operating activities from continuing operations was $4.2 million during 2012 compared to $5.0 million during 2011. During 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $4.9 million, an increase in accounts receivable and other assets totaling $1.4 million. The primary sources of cash from operating activities during 2012 were an increase in accounts payable and accrued liabilities of $2.2 million. During 2011, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $4.1 million, a net reduction of accounts payable and accrued liabilities totaling $0.2 million, and an increase in accounts receivable and other assets totaling $1.4 million. The primary sources of cash from operating activities during 2011 were a decrease in inventory and other assets of $0.7 million.

Cash provided by discontinued operations during 2012 and 2011 was $0.5 million and $1.2 million, respectively. The cash provided by discontinued operations during 2012 and 2011 was primarily related to $1.0 million received in each year from the release of escrow funds related to the sale of ApothecaryRx.

Net cash used by investing activities from continuing operations during 2012 was $1.0 million and was attributable to the purchase of property and equipment. Net cash used by investing activities in 2011 was approximately $0.7 million which included $0.6 million related to the acquisition of Village Sleep

There were no investing activities from discontinued operations during 2012. Net cash provided by investing activities from discontinued operations during 2011 was $2.5 million. In May 2011, we sold substantially all of the assets of East for $2.5 million.

Net cash used by financing activities from continuing operations during 2012 was approximately $13,000 compared to 2011 when net cash provided by financing activities of $6.3 million. During 2012, we executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) for the purchase of 1,444,445 shares of our common stock for $650,000 ($0.45 per share). During 2012, we received debt proceeds of $1.7 million including $1.5 million in proceeds from notes payable to one of our shareholders. The proceeds of the notes were used to fund our debt payments to Arvest Bank. During 2011, we raised $7.3 million and $2.0 million in a public offering and private placement offering, respectively. During 2011, we received $1.0 million in proceeds from our credit facility with Valiant Investments, LLC which was subsequently repaid with common stock in conjunction with the private placement. During 2012 and 2011, we made debt payments of $2.4 million and $3.9 million, respectively.

As of December 31, 2012, we had an accumulated deficit of $57.6 million and reported a net loss of $22.4 million for 2012. In addition, we used $4.2 million in cash from operating activities from continuing operations during the year. On March 29, 2013, the Company signed a definitive purchase agreement with Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 98.5 million shares of our common stock. We expect the transaction to close in the second quarter of 2013, however there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (the Company’s senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. There is no assurance that the Foundation transaction will close and we currently do not have sufficient cash on hand and do not expect to generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. Historically, we have been able to raise the capital necessary to fund our operation and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations and obligations. If the Company is unable to close the Foundation transaction or raise additional funds, the Company may be forced to substantially scale back operations or entirely cease its operations and discontinue its business. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Arvest Credit Facility

Effective May 21, 2008, we and each of Oliver Company Holdings, LLC, Roy T. Oliver, The Roy T. Oliver Revocable Trust, Stanton M. Nelson, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and, Lewis P. Zeidner (the “Guarantors”) entered into a Loan Agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009 (the “Amendment”), May 2009, July 2010, December 2010 and March 2012. As of December 31, 2011, the outstanding principal amount of the Arvest Credit Facility was $18.8 million.

Personal Guaranties. The Guarantors unconditionally guarantee payment of our obligations owed to Arvest Bank and our performance under the Loan Agreement and related documents. The initial liability of the Guarantors as a group is limited to $15 million of the last portion or dollars of our obligations collected by Arvest Bank. The liability of the Guarantors under the guaranties initially was in proportion to their ownership of our common stock shares as a group on a several and not joint basis. In conjunction with the employment termination of Mr. Luster, we agreed to obtain release of his guaranty. The Amendment released Mr. Luster from his personal guaranty and the personal guaranties of the other Guarantors were increased, other than the guaranties of Messrs. Salalati and Ely. During 2010, Mr. Oliver and Mr. Nelson assumed the personal guaranty of Mr. Salalati.

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

During 2012, Mr. Oliver paid approximately $1.5 million to Arvest Bank in satisfaction of principal and interest payments that we were required to make. We issued Mr. Oliver notes payable bearing interest at 8% in amounts equal to that paid to Arvest Bank on our behalf. Mr. Oliver’s personal guaranty may be reduced in certain circumstances in an amount equal to such payments. In March 2013, Mr. Oliver paid to Arvest Bank an additional approximately $485,000 in satisfaction of amount we were required to pay and we issued a note in such amount to Mr. Oliver. There can be no assurance that Mr. Oliver will make any such future payments on our behalf. See “Loan Agreements” below.

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

Use of Proceeds. All proceeds of the Term Loan were used solely for the funding of acquisition and refinancing of the existing indebtedness and loans, the refinancing of the existing indebtedness owed to Arvest Bank; and other costs we incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.

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

Compliance with Financial Covenants. As of December 31, 2012, our Debt Service Coverage Ratio was less than 1.25 to 1 which will be the required ratio under our Loan Agreement for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, we must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

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

Loan Agreements

On August 31, 2012, December 31, 2012 and March 1, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710 and $485,082, respectively, for a total of $2,021,600. The interest rate on the notes is 8% and the maturity date of the notes is June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank.

On March 16, 2011, we entered into a Loan Agreement with Valiant Investments, LLC, an entity owned and controlled by Mr. Oliver, of up to $1 million. We used the loan proceeds to fund our working capital needs. We fully advanced the loan during the third quarter of 2011 and in May 2011, we repaid the loan with common stock as part of our private placement offering. On March 11, 2011, we received the consent of Arvest to obtain this loan and requirements for payments of interest and principal on this loan.

Financial Commitments

We do not have any material capital commitments during the next 12 months; however, we have contractual commitments of $20.9 million for payments on our indebtedness, operating lease payments and other long-term liabilities. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.

Our future commitments under contractual obligations by expected maturity date at December 31, 2012 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$1,597,978	$—	$—	$—	$1,597,978
Long-term debt (1)	17,831,688	108,809	—	—	17,940,497
Operating leases	1,346,392	1,860,823	1,036,442	1,864,521	6,108,178
Other long-term liabilities (2)	144,185	—	—	—	144,185

	$20,920,243	$1,969,632	$1,036,442	$1,864,521	$25,790,838

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K) as of December 31, 2012 and 2011.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to us and, accordingly, we bill on behalf of our customers. For our sleep diagnostic business and acquired sleep therapy business, we estimate the net realizable amount based primarily on the contracted rates stated in the contracts we have with various payors or for payors without contracts, historic payment trends. In addition, we calculate on a monthly basis, the actual payments received from all payors at each location to determine if an incremental contractual reserve is necessary and if so, the amount of that reserve. We do not anticipate any future changes to this process. In our historic sleep therapy business, the business has been predominantly out-of-network and as a result, we have not used contract rates to determine net revenue for its payors. For this portion of the business, we perform a monthly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, we calculate the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. We expect to transition our historic sleep therapy business to the same process currently used for our sleep diagnostic business in 2013. This change in process and assumptions for the historic sleep therapy business is not expected to have a material impact on future operating results.

For certain sleep therapy and other equipment sales, reimbursement from third-party payors occur over a period of time, typically 10 to 13 months. We recognize revenue on these sales as payments are earned over the payment period stipulated by the third-party payor.

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

We offer payment plans of up to three months to patients for amounts due from them for the sales and services we provide. The minimum monthly payment amount is calculated based on the down payment and the remaining balance divided by three months.

Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, we utilize a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin once the balance of the claim becomes the patient responsibility. If the patient is on a payment program, these efforts begin within 30 days of the patient failing to make a planned payment. Beginning in the fourth quarter of 2012, all patient responsibility accounts are forwarded to a contracted Extended Business Office (“EBO”). The EBO prepares and mails all patient account statements and follows up with patients via phone calls and letters to collect amounts due prior to them being turned over for collection. For our diagnostic patients, we submit patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For our therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 240 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is our policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by our collection agency, the amounts previously written-off are accounted for as a recovery of bad debt. For amounts due from third party payors, it is our policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	December 31, 2012		December 31, 2011
	Actual	Expected	Actual	Expected
Sleep diagnostic business	68.44	65 to 70	63.52	55 to 60
Sleep therapy business	62.72	65 to 70	71.45	65 to 70

Diagnostic DSO increased in 2012 compared to 2011 due to a combination of changes in our billing agreements at certain locations to a provider based arrangement with hospitals. Although these agreements improve our net revenue per sleep study, they also increase the DSO for the impacted sites due to added time to process claims and reconcile collections. Therapy DSO improved as we implemented processes to improve collections at the time of service, enacted tighter credit requirements for patients in our resupply program, and increased our focus on collecting required billing documentation which shortened the time between the date service was provided and the payor was billed. In the first quarter of 2013, we have implemented additional programs including contracting with an extended business office to focus on patient collections and new verification of benefits tools designed to continue the improvement in our collections for patient amounts due at the time of service. We expect these new programs to improve DSO particularly in the diagnostic business and to have some impact on our therapy business as well.

Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2012, we adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements.

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

In September 2011, the FASB issued changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes became effective us for any goodwill impairment test performed on January 1, 2012 or later. The adoption of these changes did not have a material impact on our consolidated financial statements.

On January 1, 2011, we adopted changes issued by FASB to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on our consolidated financial statements, as we do not currently have any such arrangements with our customers.

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

Issued Guidance

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for us for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Upon adoption of these changes, we plan to proceed directly to the two-step quantitative test for our indefinite-lived intangible assets. As these changes should not affect the outcome of the impairment analysis of an indefinite-lived intangible asset, we have determined these changes will not have an impact on our consolidated financial statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for us on January 1, 2013. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 30, 2012, Eide Bailly LLP, the Company’s independent accountant (“Eide Bailly”), informed the Company that, effective on the earlier of November 19, 2012 or the date on which the Company files its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, Eide Bailly was resigning as the independent registered public accounting firm of the Company. Eide Bailly communicated to the Company that their decision to resign is a reflection of their evaluation of available resources to continue to serve as the Company’s auditor and the current and future direction of its SEC/PCAOB practice. On December 21, 2012, the Audit Committee of the Company’s Board of Directors engaged Hein & Associates LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2012.

During 2012 and 2011, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2012, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

No changes in our internal controls occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2013 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 7, 2011.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.4	Form of Warrant Agreement dated May 4, 2011 and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.5	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

4.6	Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

10.1*	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2*

Amended and Restated Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2012.

10.2.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.3	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.5	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.6	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.7	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.7.3	Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

10.7.4	Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.7.5	Letter Agreement dated March 11, 2011 by and between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.7.6	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to Exhibit 10.7.6 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.7.7	Second Amendment to Amended and Restated Loan Agreement dated August 31, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.7.8	Third Amendment to Amended and Restated Loan Agreement dated October 12, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 1, 2012.

10.8	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.9	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.10	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

10.11*	Amended and Restated Employment Agreement between Registrant and Grant A. Christianson, dated October 19, 2010, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.12*	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.12.1*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.13*	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.14*	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.15*	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.16*	Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.16.1*	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012, is incorporated by reference to Exhibit 10.16.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.17	Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.17.1	First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.18	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.19.1	Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.2	Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.3	Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.20	Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

10.21*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.22	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.23	Membership Interest Purchase Agreement, dated August 13, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 17, 2012.

10.23.1	Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012

10.24	Promissory Note, dated August 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.24.1+	Promissory Note, dated December 31, 2012, in favor of Roy T. Oliver.

10.24.2+	Promissory Note, dated March 31, 2013, in favor of Roy T. Oliver.

10.24.3+	Renewal Promissory Note, dated March 31, 2013 (renewal of August 31, 2012 Promissory Note), in favor of Roy T. Oliver.

10.24.4 +	Renewal Promissory Note, dated March 31, 2013 (renewal of December 31, 2012 Promissory Note), in favor of Roy T. Oliver.

10.25	Subscription Agreement executed with Graymark Investments, LLC on November 12, 2012, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 14, 2012.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

23.2+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC. (Registrant)

By:	/S/ STANTON NELSON
Stanton Nelson Chief Executive Officer

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Stanton Nelson, Mark R. Kidd and Grant A. Christianson, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ STANTON NELSON	Chief Executive Officer	April 1, 2013

Stanton Nelson	(Principal Executive Officer)

/S/ MARK R. KIDD	Chief Financial Officer	April 1, 2013

Mark R. Kidd	(Principal Financial Officer)

/S/ GRANT A. CHRISTIANSON	Chief Accounting Officer	April 1, 2013

Grant A. Christianson	(Principal Accounting Officer)

/S/ JAMIE HOPPING	Chairman of the Board	April 1, 2013

Jamie Hopping

/S/ JOSEPH HARROZ, JR.	Director	April 1, 2013

Joseph Harroz, Jr.

/S/ SCOTT MUELLER	Director	April 1, 2013

Scott Mueller

/S/ S. EDWARD DAKIL, M.D.	Director	April 1, 2013

S. Edward Dakil, M.D.

/S/ STEVEN L. LIST	Director	April 1, 2013

Steven L. List

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on May 7, 2011.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Form of Amended and Restated Common Stock Purchase Warrant Agreement issued to SXJE, LLC and dated March 2007, is incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009, is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.4	Form of Warrant Agreement dated May 4, 2011 and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.5	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

4.6	Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

10.1*	Graymark Productions, Inc. 2003 Stock Option Plan, incorporated by reference to Exhibit 10.5 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

10.2*

Amended and Restated Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2012.

10.2.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.3	Registration Rights Agreement between Registrant, Oliver Company Holdings, LLC, Lewis P. Zeidner, Stanton Nelson, Vahid Salalati, Greg Luster, William R. Oliver, Kevin Lewis, John B. Frick Revocable Trust, Roger Ely, James A. Cox, Michael Gold, Katrina J. Martin Revocable Trust, dated January 2, 2008, is incorporated by reference to Registrant’s Schedule 14 Information Statement filed with the U.S. Securities and Exchange Commission on December 5, 2007.

10.4	Purchase Agreement between TCSD of Waco, LLC and Sleep Center of Waco, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.5	Purchase Agreement between Capital Sleep Management, LLC, Plano Sleep Center, Ltd., and Southlake Sleep Center, Ltd., dated May 30, 2008, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.6	Asset Purchase Agreement between SDC Holdings, LLC, Christina Molfetta and Hanna Friends Trust, dated June 1, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2008.

10.7	Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, dated May 21, 2008 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.1	Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008 is incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2009.

10.7.2	Second Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective May 21, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2009.

10.7.3	Third Amendment to Loan Agreement between Registrant, SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Vahid Salalati, Greg Luster, Kevin Lewis, Roger Ely and Lewis P. Zeidner and Arvest Bank, effective June 30, 2010, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on December 30, 2010.

10.7.4	Amended and Restated Loan Agreement dated December 17, 2010 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission on March 28, 2011.

10.7.5	Letter Agreement dated March 11, 2011 by and between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.7.6	First Amendment to Amended and Restated Loan Agreement dated January 1, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, Kevin Lewis, Roger Ely, Lewis P. Zeidner and Arvest Bank, is incorporated by reference to Exhibit 10.7.6 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.7.7	Second Amendment to Amended and Restated Loan Agreement dated August 31, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.7.8	Third Amendment to Amended and Restated Loan Agreement dated October 12, 2012 by and among Graymark Healthcare, Inc., SDC Holdings, LLC, ApothecaryRx, LLC, Oliver Company Holdings, LLC, Roy T. Oliver, Stanton M. Nelson, Roy T. Oliver as Trustee of the Roy T. Oliver Revocable Trust dated June 15, 2004, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 1, 2012.

10.8	Stock Sale Agreement dated August 19, 2009 by and among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.1	First Amendment to Stock Sale Agreement dated August 23, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 26, 2009.

10.8.2	Second Amendment to Stock Sale Agreement dated September 14, 2009 among SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.9	Lock up and Stock Pledge Agreement dated September 14, 2009 among Graymark Healthcare, Inc., SDC Holdings, LLC, AvastraUSA, Inc. and Avastra Sleep Centers Limited, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 16, 2009.

10.10	Settlement Agreement and Release dated September 14, 2009 among Daniel I. Rifkin, M.D., Graymark Healthcare, Inc., SDC Holdings, LLC, Avastra Sleep Centers Limited, AvastraUSA, Inc. is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on September 21, 2009.

10.11*	Amended and Restated Employment Agreement between Registrant and Grant A. Christianson, dated October 19, 2010, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.12*	Employment Agreement between Registrant and Stanton Nelson, dated October 13, 2009, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 14, 2009.

10.12.1*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.13*	Employment Agreement between Registrant and Joseph Harroz, Jr., dated December 5, 2008, is incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 9, 2008.

10.14*	Agreement between the Registrant and Joseph Harroz, Jr., dated March 25, 2010, is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.15*	Restricted Stock Award Agreement between the Registrant and Stanton Nelson, dated March 25, 2010 is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.16*	Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated October 7, 2010, is incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 15, 2010.

10.16.1*	Amended and Restated Employment Agreement between the Registrant and Edward M. Carriero, Jr., dated April 6, 2012, is incorporated by reference to Exhibit 10.16.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.17	Asset Purchase Agreement dated September 1, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2010.

10.17.1	First Amendment to Asset Purchase Agreement dated October 29, 2010 among Walgreen Co., ApothecaryRx, LLC, and, to certain sections only, Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2010.

10.18	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.19.1	Loan Agreement dated March 16, 2011 by and between Valiant Investments LLC and Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 22, 2011.

10.19.2	Note dated March 16, 2011 issued by Graymark Healthcare, Inc., is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.19.3	Subordination Agreement dated March 16, 2011 by and among Valiant Investments, L.L.C., ApothecaryRx, LLC, SDC Holdings LLC and Graymark Healthcare, Inc., in favor of Arvest Bank, is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report with the U.S. Securities and Exchange Commission on Form 8-K filed on March 22, 2011.

10.20	Form of Subscription Agreement dated April 30, 2011 by and between each of Graymark Healthcare, Inc., and each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

10.21*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.22	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.23	Membership Interest Purchase Agreement, dated August 13, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 17, 2012.

10.23.1	Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012

10.24	Promissory Note, dated August 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.24.1+	Promissory Note, dated December 31, 2012, in favor of Roy T. Oliver.

10.24.2+	Promissory Note, dated March 31, 2013, in favor of Roy T. Oliver.

10.24.3+	Renewal Promissory Note, dated March 31, 2013 (renewal of August 31, 2012 Promissory Note), in favor of Roy T. Oliver.

10.24.4 +	Renewal Promissory Note, dated March 31, 2013 (renewal of December 31, 2012 Promissory Note), in favor of Roy T. Oliver.

10.25	Subscription Agreement executed with Graymark Investments, LLC on November 12, 2012, is incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 14, 2012.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

23.2+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

GRAYMARK HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

    and Shareholders

    Graymark Healthcare, Inc.

We have audited the accompanying consolidated balance sheet of Graymark Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the financial position of Graymark Healthcare, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations, anticipates additional losses in the next year and had insufficient working capital as of December 31, 2012 to fund the anticipated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

    and Shareholders of Graymark Healthcare, Inc.

    Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of Graymark Healthcare, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Graymark Healthcare, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graymark Healthcare, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

April 9, 2012

GRAYMARK HEALTHCARE, INC.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$258,162	$4,915,032
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $3,208,476 and $3,100,612, respectively	2,814,141	3,095,447
Inventories	324,582	427,039
Current assets from discontinued operations	19,272	1,059,023
Other current assets	488,008	274,049

Total current assets	3,904,165	9,770,590

Property and equipment, net	2,819,668	2,935,992
Intangible assets, net	—	1,214,633
Goodwill	—	13,729,571
Other assets from discontinued operations	—	54,255
Other assets	351,781	280,289

Total assets	$7,075,614	$27,985,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable	$2,398,012	$782,367
Accrued liabilities	2,846,300	2,262,096
Notes payable to shareholder	1,536,518	—
Current portion of long-term debt	16,976,934	2,071,597
Current liabilities from discontinued operations	370,669	723,274

Total current liabilities	24,128,433	5,839,334

Long-term debt, net of current portion	104,625	17,203,691
Other liabilities	—	117,282

Total liabilities	24,233,058	23,160,307
Commitments and contingencies (Notes 2, 10 and 13)
Equity:
Graymark Healthcare shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 16,640,079 and 15,070,634 issued and outstanding, respectively	1,664	1,507
Paid-in capital	40,897,116	40,080,923
Accumulated deficit	(57,563,089)	(35,113,386)

Total Graymark Healthcare shareholders’ equity (deficit)	(16,664,309)	4,969,044
Noncontrolling interest	(493,135)	(144,021)

Total equity (deficit)	(17,157,444)	4,825,023

Total liabilities and shareholders’ equity (deficit)	$7,075,614	$27,985,330

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011
Net Revenues:
Services	$12,509,355	$12,556,630
Product sales	4,451,747	4,953,164

	16,961,102	17,509,794

Cost of Services and Sales:
Cost of services	5,324,688	5,137,027
Cost of sales	1,598,758	1,743,117

	6,923,446	6,880,144

Gross Margin	10,037,656	10,629,650

Operating Expenses:
Selling, general and administrative	14,055,409	13,743,820
Bad debt expense	1,444,525	895,863
Impairment of goodwill and intangible assets	14,787,165	—
Depreciation and amortization	1,233,943	1,110,735

	31,521,042	15,750,418

Other Income (Expense):
Interest expense, net	(1,133,012)	(1,268,219)
Other income (expense)	48,245	(14,665)

Net other (expense)	(1,084,767)	(1,282,884)

Loss from continuing operations, before taxes	(22,568,153)	(6,403,652)
Provision for income taxes	—	(13,992)

Loss from continuing operations, net of taxes	(22,568,153)	(6,417,644)
Income (loss) from discontinued operations, net of taxes	(224,470)	291,155

Net loss	(22,792,623)	(6,126,489)
Less: Net loss attributable to noncontrolling interests	(342,920)	(232,080)

Net loss attributable to Graymark Healthcare	$(22,449,703)	$(5,894,409)

Earnings per common share (basic and diluted):
Net loss from continuing operations	$(1.45)	$(0.54)
Income (loss) from discontinued operations	(0.01)	0.03

Net loss per share	$(1.46)	$(0.51)

Weighted average number of common shares outstanding	15,329,359	11,526,447

Weighted average number of diluted shares outstanding	15,329,359	11,526,447

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest
Balances, January 1, 2011	7,238,403	$724	$29,521,558	$(29,218,977)	$(130,876)
Issuance of common stock in private stock offering	1,293,103	129	2,999,871	—	—
Issuance of common stock in public stock offering	6,340,000	634	7,258,030	—	—
Stock-based compensation	159,021	16	268,486	—	—
Stock-based professional services	40,000	4	49,996	—	—
Fractional shares from reverse stock split	107	—	—	—	—
Purchase of noncontrolling interests	—	—	(17,018)	—	11,294
Noncontrolling interests in business acquisition	—	—	—	—	207,641
Net loss	—	—	—	(5,894,409)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(232,080)

Balances, December 31, 2011	15,070,634	1,507	40,080,923	(35,113,386)	(144,021)
Issuance of common stock in private stock offering	1,444,445	144	649,856	—	—
Stock-based compensation	125,000	13	155,057	—	—
Stock-based professional services	—	—	11,280	—	—
Distributions to noncontrolling interests	—	—	—	—	(6,194)
Net loss	—	—	—	(22,449,703)	—
Net loss attributable to noncontrolling interests	—	—	—	—	(342,920)

Balances, December 31, 2012	16,640,079	$1,664	$40,897,116	$(57,563,089)	$(493,135)

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Operating activities:
Net loss	$(22,449,703)	$(5,894,409)
Less: Net income (loss) from discontinued operations	(224,470)	291,155

Net loss from continuing operations	(22,225,233)	(6,185,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,233,943	1,110,735
Loss on sale of equipment	42,135	—
Net loss attributable to noncontrolling interests	(342,920)	(232,080)
Stock-based compensation and professional services	166,350	318,502
Bad debt expense	1,444,525	895,863
Impairment charges	14,787,165	—
Changes in assets and liabilities (net of acquisitions) –
Accounts receivable	(1,163,219)	(1,393,462)
Inventories	102,457	126,303
Other assets	(285,451)	617,566
Accounts payable	1,615,645	(127,616)
Accrued liabilities	584,204	(119,094)
Other liabilities	(117,282)	—

Net cash used in operating activities from continuing operations	(4,157,681)	(4,988,847)
Net cash provided by operating activities from discontinued operations	516,931	1,189,525

Net cash used in operating activities	(3,640,750)	(3,799,322)

Investing activities:
Purchase of business	—	(596,000)
Purchase of property and equipment	(1,003,235)	(170,555)
Disposal of property and equipment	520	18,657

Net cash used in investing activities from continuing operations	(1,002,715)	(747,898)
Proceeds from sale of assets from discontinued operations	—	2,500,000
Net other cash used in investing activities from discontinued operations	—	—

Net cash provided by (used in) investing activities	(1,002,715)	1,752,102

Financing activities:
Issuance of common stock in private offering	—	2,000,000
Issuance of common stock in public offering	650,000	7,258,664
Debt proceeds	1,711,470	1,000,000
Debt payments	(2,368,681)	(3,930,343)
Purchase of noncontrolling interests	—	(5,724)
Distributions to noncontrolling interests	(6,194)	—

Net cash provided by (used in) financing activities from continuing operations	(13,405)	6,322,597
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	(13,405)	6,322,597

Net change in cash and cash equivalents	(4,656,870)	4,275,377
Cash and cash equivalents at beginning of year	4,915,032	639,655

Cash and cash equivalents at end of year	$258,162	$4,915,032

See Accompanying Notes to Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

Note 1 – Nature of Business

Graymark Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and is a provider of care management solutions to the sleep disorder market based in the United States. The Company provides a comprehensive diagnosis and care management solution for patients suffering from sleep disorders.

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

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of December 31, 2012, the Company had an accumulated deficit of $57.6 million and reported a net loss of $22.4 million for 2012. In addition, the Company used $3.6 million in cash from operating activities from continuing operations during the year. On March 29, 2013, the Company signed a definitive purchase agreement with Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 98.5 million shares of the Company’s common stock. Management expects the transaction to close in the second quarter of 2013, however there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (the Company’s senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. If the transaction is closed, the Company’s primary focus will be the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, management anticipates that the Company’s existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

There is no assurance that the Foundation transaction will close and the Company currently does not have sufficient cash on hand and does not expect to generate sufficient cash flow from operations to meet its cash requirements over the next 12 months. Historically, management has been able to raise the capital necessary to fund the operation and growth of the Company, but there is no assurance that the Company will be successful in raising the necessary capital to fund the Company’s operations and obligations.

As noted in Note 9 – Borrowings, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, the Company must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that we will initially meet the requirement, the associated debt with Arvest Bank has been classified as current in the accompanying consolidated balance sheets as of December 31, 2012. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

If the Company is unable to close the Foundation transaction or raise additional funds, the Company may be forced to substantially scale back operations or entirely cease its operations and discontinue its business. These uncertainties raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications – Certain amounts presented in prior years have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net loss.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business and acquired sleep therapy business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors or for payors without contracts, historic payment trends. In addition, the Company calculates on a monthly basis, the actual payments received from all payors at each location to determine if an incremental contractual reserve is necessary and if so, the amount of that reserve. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not used contract rates to determine net revenue for its payors. For this portion of the business, the Company performs a monthly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business in 2013. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

For certain sleep therapy and other equipment sales, reimbursement from third-party payors occurs over a period of time, typically 10 to 13 months. The Company recognizes revenue on these sales as payments are earned over the payment period stipulated by the third-party payor.

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

The patient and their third party insurance provider typically share in the payment for the Company’s products and services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, the Company is not certain of the full amount of patient responsibility at the time of service. The Company estimates amounts due from patients prior to service and increase collection of those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.

During the years ended December 31, 2012 and 2011, the Company’s revenue payor mix was as follows:

	2012	2011
Managed care organizations	53%	56%
Medicaid / Medicare	8%	11%
Hospital contracts	28%	23%
Private-pay	11%	10%

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

Restricted cash – As of December 31, 2012 and December 31, 2011, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying condensed consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

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

The Company offers payment plans of up to three months to patients for amounts due from them for the sales and services the Company provides. The minimum monthly payment amount is calculated based on the down payment and the remaining balance divided by three months.

Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, the Company utilizes a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin once the balance of the claim becomes the patient responsibility. If the patient is on a payment program, these efforts begin within 30 days of the patient failing to make a planned payment. Beginning in the fourth quarter of 2012, all patient responsibility accounts are forwarded to a contracted Extended Business Office (“EBO”). The EBO prepares and mails all patient account statements and follows up with patients via phone calls and letters to collect amounts due prior to them being turned over for collection. For diagnostic patients, the Company submits patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 240 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is the Company’s policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by a collection agency, the amounts previously written-off are accounted for as a recovery of bad debt. For amounts due from third party payors, it is the Company’s policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.

For the years ended December 31, 2012 and 2011, the amounts the Company collected in excess of recorded contractual allowances were approximately $52,000 and $81,000, respectively.

As of December 31, 2012 and 2011, accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	2012	2011
Allowance for contractual adjustments	$1,658,172	$1,563,324
Allowance for doubtful accounts	1,550,304	1,537,288

Total	$3,208,476	$3,100,612

The activity in the allowances for contractual adjustments and doubtful accounts for the years ending December 31, 2012 and 2011 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balances at January 1, 2011	$1,511,330	$1,280,576	$2,791,906
Reclassification	165,288	(165,288)	—
Provisions	5,001,349	895,863	5,897,212
Write-offs, net of recoveries	(5,114,643)	(473,863)	(5,588,506)

Balances at December 31, 2011	1,563,324	1,537,288	3,100,612
Provisions	4,026,674	1,444,525	5,471,199
Write-offs, net of recoveries	(3,931,826)	(1,431,509)	(5,363,335)

Balances at December 31, 2012	$1,658,172	$1,550,304	$3,208,476

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of December 31, 2012 and 2011 follows:

	2012	2011
1 to 60 days	$1,720,741	$1,902,197
61 to 90 days	324,221	357,775
91 to 120 days	227,929	268,436
121 to 180 days	321,117	260,134
181 to 360 days	220,133	306,905
Greater than 360 days	—	—

Total	$2,814,141	$3,095,447

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

Included in accounts receivable are earned but unbilled receivables of approximately $179,000 and $205,000 as of December 31, 2012 and 2011, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payors. Billing delays can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

As of December 31, 2012, approximately 9% of the Company’s accounts receivable is from Medicare and Medicaid programs and another 50% is due from major insurance companies. The Company has not experienced losses due to the inability of these major insurance companies to meet their financial obligations and does not foresee that this will change in the near future.

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

Goodwill and Intangible Assets – Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

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

Advertising Costs – Advertising and sales promotion costs are expensed as incurred. Advertising expense for 2012 and 2011, included in continuing operations, was approximately $89,000 and $131,000, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2012, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

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

The following securities were not included in the computation of diluted earnings (loss) per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2012	2011
Stock options and warrants	9,157,486	8,312,387

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. There were no cash deposits in excess of FDIC limits as of December 31, 2012 or 2011.

Stock options – The Company accounts for its stock option grants using the modified prospective method. Under the modified prospective method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

On January 1, 2011, the Company adopted changes issued by FASB to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Company’s consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

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

Issued Guidance

In July 2012, the FASB issued changes to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. These changes become effective for the Company for any indefinite-lived intangible asset impairment test performed on January 1, 2013 or later, although early adoption is permitted. Upon adoption of these changes, management plans to proceed directly to the two-step quantitative test for the Company’s indefinite-lived intangible assets. As these changes should not affect the outcome of the impairment analysis of an indefinite-lived intangible asset, management has determined these changes will not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for the Company on January 1, 2013. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements.

Note 4 – Acquisitions

On December 12, 2011, the Company acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of up to $960,000. Under the purchase agreement, the Company paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds will be reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. The Company initially determined the fair value of the contingent consideration or Withheld Funds to be $234,565. The actual EBITDA for Village during the twelve months ended December 31, 2012 was $39,564. Based on Village’s actual EBITDA for 2012 and the projected EBITDA for 2013, the Company revalued the contingent consideration and determined the fair value to be $144,185. The change in contingent consideration of $90,380 was recorded as a gain and is included in other income in the accompanying consolidated statements of operations.

The acquisition of Village was based on management’s belief that the Village location will solidify the Company’s market presence in the Plano area.

The Village acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is tax deductible. As of December 31, 2011, management completed a valuation of the fair value of the assets acquired and liabilities assumed in the Village acquisition. The purchase allocation for the Village acquisition was as follows:

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

The amounts of Village’s revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2011 were approximately $27,000. It was impracticable for Company to obtain adequate financial information, from Village’s previous facility manager, to prepare pro forma revenue and earnings information for Village for 2011.

Note 5 – Discontinued Operations

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

In December 2011 (the 12-month anniversary of the final closing date of the sale of ApothecaryRx), 50% of the remaining funds ($1,000,000) held in the Indemnity Escrow Fund were released, without deduction for any pending claims for indemnification. All remaining funds held in the Indemnity Escrow Fund ($1,000,000) were released in June 2012 (the 18-month anniversary of the final closing date of the sale), without deduction for any pending claims for indemnification.

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) are summarized below:

	2012	2011
Revenues
East	$—	$566,874
ApothecaryRx	—	(155,007)
Other	—	(1,184)

Total revenues	$—	$410,683

Income (loss) from discontinued operations, before taxes:
East	$(1,570)	$25,796
ApothecaryRx	(188,109)	(426,067)
Other	(34,791)	(43,298)
Gain recorded on sale of East	—	734,724
Income tax (provision)	—	—

Income (loss) from discontinued operations	$(224,470)	$291,155

As noted above, the Company’s other discontinued operations generated net loss of ($34,791) and ($43,298) during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, other discontinued operations included a loss from the Company’s discontinued internet sales channel of $34,219 and a loss from the Company’s discontinued film operations of $572. During the year ended December 31, 2011, other discontinued operations included a loss from the Company’s discontinued internet sales channel of ($44,430) which was offset by income from the Company’s discontinued film operations of $1,132.

The balance sheet items for East, ApothecaryRx and the Company’s other discontinued operations as of December 31, 2012 and 2011 are summarized below:

	2012	2011
Cash and cash equivalents	$7,511	$1,099
Inventories	—	34,219
Indemnity Escrow Fund	—	1,000,000
Other current assets	11,761	23,705

Total current assets	19,272	1,059,023

Fixed assets, net	—	54,255

Total noncurrent assets	—	54,255

Total assets	$19,272	$1,113,278

Payables and accrued liabilities	$370,668	$723,274

Total liabilities	$370,668	$723,274

Note 6 – Other Assets

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s Chief Medical Officer. Under the agreement, the purchase price will be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests will not be transferred to the Company until the final payment is made on the Transfer Date. Prior to the Transfer Date, the Company does not have any control over the operation of MSS. In addition, the Company is not obligated to continue to make the semi-monthly payments and may rescind the agreement at any time. As a result, the Company will not record the MSS purchase until the Transfer Date. As of December 31, 2012, the Company has paid cumulative semi-monthly payments of $90,000 which is included in other assets in the accompanying consolidated balance sheets.

Note 7 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2012 and 2011:

	2012	2011
Equipment	$2,844,173	$2,694,547
Furniture and fixtures	876,780	555,423
Software	610,820	793,416
Vehicles	161,990	161,990
Leasehold improvements	2,284,401	1,663,355

	6,778,164	5,868,731
Accumulated depreciation	(3,958,496)	(2,932,739)

	$2,819,668	$2,935,992

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,076,903 and $961,612 respectively.

Note 8 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 were as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
January 1, 2011	$20,353,164	$(7,508,941)	$12,844,223
Business acquisition	885,348	—	885,348

December 31, 2011	21,238,512	(7,508,941)	13,729,571
Impairment charge	—	(13,729,571)	(13,729,571)

December 31, 2012	$21,238,512	$(21,238,512)	$—

As of December 31, 2012, the Company has fully-impaired $21.2 million of goodwill resulting from business acquisitions. Goodwill and intangibles assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the impairment test to determine the amount of impairment loss. The second step of the impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Based on the Company’s sleep study trends and forecasted cash flows, management determined that impairment indicators existed during the second quarter and fourth quarter of 2012. During the second quarter of 2012, the primary factor that drove impairment was the Company’s actual volume of sleep studies compared to the volumes that had been projected for 2012. During the fourth quarter of 2012 when the Company performs its annual impairment review, the Company noted continued negative trends in its sleep study volumes, coupled with deterioration in the overall sleep diagnostic market. During 2012, the sleep diagnostic market experienced a continued shift to home based testing and continued negative trends in reimbursement levels. Based on assumptions similar to those that market participants would make in valuing the Company’s business, the Company determined that the carrying value of goodwill and other intangible assets related to the Company’s sleep centers exceeded their fair value. Accordingly, in June 2012 and December 2012, the Company recorded a noncash impairment charge on goodwill of $3.0 million and $10.7 million, respectively, for a total 2012 impairment charge on goodwill of $13.7 million. In addition, in December 2012, the Company recorded a noncash impairment charge on intangible assets of $1.1 million. The Company’s evaluation of goodwill and intangible assets completed during 2011 resulted in no impairment losses.

Changes in the carrying amount of intangible assets during the years ended December 31, 2012 and 2011 were as follows:

	Gross Amount	Accumulated Impairment Losses	Accumulated Amortization	Net
January 1, 2011	$2,085,000	$(365,945)	$(405,299)	$1,313,756
Business acquisition	50,000	—	—	50,000
Amortization	—	—	(149,123)	(149,123)

December 31, 2011	2,135,000	(365,945)	(554,422)	1,214,633
Impairment charge	—	(1,057,594)	—	(1,057,594)
Amortization	—	—	(157,039)	(157,039)

December 31, 2012	$2,135,000	$(1,423,539)	$(711,461)	$—

Intangible assets as of December 31, 2012 and 2011 include the following:

		2012			2011
	Useful Life (Years)	Carrying Value(1)	Accumulated Amortization	Net	Carrying Value(1)	Accumulated Amortization	Net
Customer relationships	8 - 15	$408,795	$(408,795)	$—	$1,139,333	$(319,634)	$819,699
Covenants not to compete	3 - 15	178,168	(178,168)	—	210,111	(145,056)	65,055
Trademark	10 - 15	82,277	(82,277)	—	229,611	(60,177)	169,434
Payor contracts	15	42,221	(42,221)	—	190,000	(29,555)	160,445

Total		$711,461	$(711,461)	$—	$1,769,055	$(554,422)	$1,214,633

(1)	The carrying value is net of accumulated impairment charges.

Amortization expense for the years ended December 31, 2012 and 2011 was $157,039 and $149,123, respectively

Note 9 – Borrowings

The Company’s borrowings as of December 31, 2012 and 2011 are as follows:

	Rate (1)	Maturity Date	2012	2011
Short-term Debt:
Notes payable to shareholder	8%	Jun. 2013	$1,536,518	$—

Long-term Debt:
Bank line of credit	6%	June 2014 - Aug. 2015	$12,643,683	$14,114,145
Senior bank debt	6%	May 2014	4,091,872	4,708,984
Note payable on equipment	6%	Dec. 2013	137,972	282,872
Sleep center working capital note payable	6%	Jan. 2015	56,100	90,247
Seller financing	7.6%	Sep. 2012	—	40,317
Notes payable on vehicles	2.9 - 3.9%	Jan. 2013 - Dec. 2013	13,547	38,723
Equipment capital leases	8.2 - 11.5%	Jan. 2015 - Feb. 2015	138,385	—

Total			17,081,559	19,275,288
Less: Current portion of long-term debt			(16,976,934)	(2,071,597)

Long-term debt			$104,625	$17,203,691

(1)	Effective rate as of December 31, 2012

On August 31, 2012 and December 31, 2012, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808 and $351,710 for a total of $1,536,518. The interest rate on the notes is 8% and the maturity date of the notes is June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank.

In May 2008 and as amended in May 2009 and July 2010, the Company entered into a loan agreement with Arvest Bank consisting of a $30 million term loan (the “Term Loan”) and a $15 million line of credit to be used for future acquisitions (the “Acquisition Line”); collectively referred to as the “Credit Facility.” In December 2010 and as amended in April 2012, August 2012 and October 2012, the Company entered into an Amended and Restated Loan Agreement covering the Credit Facility. The Term Loan was used by the Company to consolidate certain prior loans to the Company’s subsidiaries SDC Holdings LLC (“SDC Holdings”) and ApothecaryRx LLC. The Term Loan and the Acquisition Line bear interest at the greater of the prime rate as reported in the Wall Street Journal or the floor rate of 6%. The rate on the Term Loan is adjusted annually on May 21. The rate on the Acquisition Line is adjusted on the anniversary date of each advance or tranche. The Term Loan matures on May 21, 2014 and requires quarterly payments of interest only. Commencing on September 1, 2011, the Company became obligated to make quarterly payments of principal and interest calculated on a seven-year amortization based on the unpaid principal balance on the Term Loan as of June 1, 2011. Each advance or tranche of the Acquisition Line will become due on the sixth anniversary of the first day of the month following the date of the advance or tranche. Each advance or tranche is repaid in quarterly payments of interest only for three years and thereafter, quarterly principal and interest payments based on a seven-year amortization until the balloon payment on the maturity date of the advance or tranche. The Credit Facility is collateralized by substantially all of the Company’s assets and is personally guaranteed by certain of our current and former executive officers and Mr. Roy T. Oliver, one of our greater than 5% stockholders and affiliates. The liability of the guarantors as a group is limited to $15 million on a several and not joint basis. The Company has also agreed to maintain certain financial covenants including a Debt Service Coverage Ratio of not less than 1.25 to 1, as defined.

As of December 31, 2012, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, beginning on March 31, 2013, the Company must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that we will initially meet the requirement, the associated debt with Arvest Bank has been classified as current in the accompanying condensed consolidated balance sheets as of December 31, 2012. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive any future defaults.

In connection with the third amendment to the Arvest Credit Facility in June 2010, the Company also entered into a Deposit Control Agreement with Arvest Bank covering the Company’s accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Control Agreement only in the event of an uncured default under the loan agreement, as amended.

The Company has entered into a note payable for the purchase of sleep diagnostic equipment. The balance owed at December 31, 2012 of $137,972 bears interest at a fixed rate of 6%. The Company is required to make monthly payments of principal and interest totaling $12,479. The note matures in December 2013.

The Company has entered into a note payable to a bank to supplement the working capital needs of its individual sleep centers. The amount owed under this note at December 31, 2012 of $56,100 bears interest at a fixed rate of 6.0%. The Company is required to make monthly payments of principal and interest totaling $2,704. The note matures in January 2015.

The Company has entered various notes payable for the purchase of vehicles totaling $13,547 at December 31, 2012. Under the terms of the notes, the Company is required to make monthly principal and interest payments totaling $2,221. The notes mature on various dates from January 2013 to December 2013 and bear interest at fixed rates ranging from 2.9% to 3.9%.

The Company has entered into various capital leases for the purchase of equipment totaling $138,385 at December 31, 2012. Under the terms of the lease, the Company is required to make monthly principal and interest payments totaling $5,284. The leases mature on various dates from January 2015 to February 2015 and bear interest at fixed rates ranging from 8.2% to 11.6%.

At December 31, 2012, future maturities of long-term debt were as follows:

2013	$16,976,934
2014	90,302
2015	14,323
2016	—
2017	—
Thereafter	—

Note 10 – Commitments and Contingencies

Legal Issues

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the year ended December 31, 2011, the Company incurred $160,000 in settlement expenses related to its ongoing asserted and unasserted legal claims. During the year ended December 31, 2012, the Company did not incur any costs in settlement expenses related to its ongoing asserted and unasserted legal claims.

Operating Leases

The Company leases all of the real property used in its business for office space and sleep testing facilities under operating lease agreements. Rent is expensed consistent with the terms of each lease agreement over the term of each lease. In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s rental expense for operating leases in 2012 and 2011 was $1,436,526 and $1,605,474, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2012:

2013	$1,346,392
2014	1,095,338
2015	765,485
2016	624,853
2017	411,589
Thereafter	1,864,521

Total	$6,108,178

Significant Supplier

The Company is dependent on merchandise vendors to provide sleep disorder related products for resale. The Company’s largest sleep product supplies are Fisher & Paykel Healthcare, which supplied approximately 32% and 38% of the Company’s sleep supplies in the years ended December 31, 2012 and 2011, respectively, and ResMed, Inc., which supplied approximately 35% and 32% of the Company’s sleep supplies in the years ended December 31, 2012 and 2011, respectively. In management’s opinion, if any of these relationships were terminated or if any contracting party were to experience events precluding fulfillment of the Company’s needs, the Company would be able to find a suitable alternative supplier, but possibly not without significant disruption to the Company’s business. This could take a significant amount of time and result in a loss of customers and revenue, operating and cash flow losses and may deplete working capital reserves.

Note 11 – Income Taxes

The income tax provision for the years ended December 31, 2012 and 2011 consists of:

	2012	2011
Current provision	$—	$13,992
Deferred provision (benefit)	(5,226,000)	(2,168,000)
Change in beginning of year valuation allowance	5,226,000	2,168,000

Total	$—	$13,992

Current provision, discontinued operations	$—	$—

The Company has accrued interest and penalties of approximately $159,000 at December 31, 2012 and 2011 related to the late filing of certain tax returns. The accrued interest and penalties are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred income tax assets and liabilities as of December 31, 2012 and 2011 are comprised of:

	2012	2011
Deferred income tax assets:
Current:
Accrued Compensation	$64,000	—
Accounts receivable	614,000	$538,000
Accrued liabilities	76,000	87,000

	754,000	625,000
Valuation allowance	(754,000)	(625,000)

Total current deferred tax assets	—	—

Long-term:
Goodwill	4,730,000	3,249,000
Net operating loss carryforwards	13,063,000	10,025,000
Purchase accounting earnout provision	(34,000)	—
Intangible assets	401,000	77,000
Acquisition costs	185,000	63,000
Stock awards	118,000	50,000

	18,463,000	13,464,000
Valuation allowance	(18,259,000)	(13,162,000)

Total long-term deferred tax assets	204,000	302,000
Deferred income tax liabilities:
Long-term:
Fixed assets, net	(204,000)	(302,000)

Deferred tax asset, net	$—	$—

The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2012 and 2011 follows:

	2012	2011
Beginning valuation allowance	$13,787,000	$11,619,000
Change in valuation allowance	5,226,000	2,168,000

Ending valuation allowance	$19,013,000	$13,787,000

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2012	2011
Federal statutory rate	35.0%	35.0%
State	3.2	—
Change in valuation allowance	-22.9	-35.5
Other	-15.3	0.3

Effective income tax rate	0.0%	-0.2%

At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $34.2 million expiring at various dates through 2027. Approximately $3,012,000 of the Company’s net operating loss carryforwards are subject to an annual limitation of approximately $218,000.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2005 and later tax returns are still subject to examination.

Note 12 – Capital Structure

On November 12, 2012, the Company executed a subscription agreement with Graymark Investments, LLC (doing business as Oklahoma Health Partners (“OHP”)) in which OHP agreed to purchase 1,444,445 shares of the Company’s common stock for $650,000 ($0.45 per share). The proceeds from OHP were received on November 13, 2012 and used to fund the operations of the Company.

On November 5, 2012, the Company’s shareholders gave the Company’s board of directors the authority to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split in a ratio to be determined by the Board. The primary reason for obtaining shareholder approval for the reverse split was increase the per share market price of the Company’s common stock in order to maintain the $1.00 minimum per share requirement for continued listing on The NASDAQ Capital Market. On November 2, 2012, the Company was notified by NASDAQ that the Company’s common stock would be delisted from The NASDAQ Capital Market, effective at the open of business on Tuesday, November 6, 2012. As a result of the delisting by NASDAQ, on November 6, 2012, the Company’s Board elected to not affect the reverse stock split.

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

Note 13 – Stock Options, Grants and Warrants

The Company has adopted the 2008 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The number of shares of common stock authorized and reserved under the Incentive Plan is 2,750,000.

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

The assumptions used to value the option and warrant grants are as follows:

	2012	2011
Expected life (in years)	2.5 – 5.0	2.5
Volatility	58 – 74%	62%
Risk free interest rate	0.35 – 0.74%	0.5%
Dividend yield	0%	0%

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2011	145,417	$9.76
Granted – warrants	7,993,103	1.63
Granted – options	225,000	2.08
Forfeited – options	(51,133)	8.46

Outstanding at December 31, 2011	8,312,387	1.73
Granted – warrants	554,315	1.28
Granted – options	330,000	0.50
Forfeited – warrants	(25,000)	10.00
Forfeited – options	(14,216)	5.59

Outstanding at December 31, 2012	9,157,486	$1.56

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/12	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/12	Average Exercise Price
$0.50 to $2.00	7,634,315	3.7	$1.35	7,241,815	$1.39
$2.01 to $5.00	1,493,103	1.6	2.35	1,493,103	2.35
$5.01 to $7.00	30,068	0.4	14.98	30,068	14.98

Total	9,157,486			8,764,986

The fair value of the 330,000 and 255,000 options issued in 2012 and 2011 was estimated to be approximately $62,000 and $69,000, respectively. The fair value of the 75,000 warrants issued in 2012 was estimated to be approximately $14,000. The value of the options and warrants is recorded as compensation expense or, in the case of non-employee third parties, as professional services expense over the requisite service period which equals the vesting period of the options and warrants. Compensation expense related to stock options was approximately $33,000 and $44,000 during 2012 and 2011, respectively. Professional services expense related to warrants was approximately $14,000 during 2012. There was no professional services expense related to warrants in 2011.

During 2011, in conjunction with a public stock offering, the Company issued warrants for the purchase of 6,700,000 shares of common stock at an exercise price of $1.50. The warrant agreement contains an anti-dilution provision that requires the exercise price and number of shares exercisable under the warrants to be adjusted in certain instances including when the Company issues an equity security at a price less than $1.50. During 2012, the Company granted 479,315 additional warrants under this provision and adjusted the exercise price from $1.50 to $1.40. The total amount of money the Company would receive under the exercise of the warrants did not change.

The options and warrants outstanding and options and warrants exercisable as of December 31, 2012 and 2011 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

Unvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	22,500	$9.76
Granted	225,000	1.13
Vested	(236,250)	1.54
Forfeited	—	—

Unvested at December 31, 2011	11,250	9.76
Granted	125,000	0.42
Vested	(92,500)	1.23
Forfeited	—	—

Unvested at December 31, 2012	43,750	$1.11

During 2012 and 2011, the Company issued 125,000 and 225,000, respectively, restricted stock grant awards to certain key employees and directors. The fair value of the restricted stock grant awards was approximately $53,000 and $255,000, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award. During 2012 and 2011, the Company recorded compensation expense related to stock grant awards of approximately $119,000 and $275,000, respectively. As of December 31, 2012 and 2011, the Company has unrecognized compensation expense associated with the stock grants, options and warrants of approximately $111,000 and $145,000, respectively.

Note 14 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At December 31, 2012, the fair value of the Company’s debt was determined to be $10 million. The fair value of the Company’s debt was valued using Level 3 inputs. At December 31, 2011, the fair value of the Company’s long-term debt, including the current portion approximated its carrying value.

Nonrecurring Fair Value Measurements:

Business Acquisition – In December 2011, the Company acquired 80% of the Village Sleep Center (“Village”), located in Plano, Texas, for a purchase price of $960,000. Under the purchase agreement, the Company paid $596,000 in cash and withheld $364,000 of the purchase price (“Withheld Funds”) as collateral to secure any obligations the sellers have pursuant to the indemnification clauses of the purchase agreement. The Withheld Funds, less any amounts deducted, shall be paid in two equal installments, not to exceed $182,000. In order to receive the maximum installment payment, the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) for Village for the years ended December 31, 2012 and 2013 must be at least $200,000, respectively. If the EBITDA for 2012 and or 2013 is less than $200,000, the payment of Withheld Funds will be reduced by the ratio of actual EBITDA to the required EBITDA of $200,000. The Company determined the fair value of the contingent consideration or Withheld Funds on the transaction date to be $234,565. The actual EBITDA for Village during the twelve months ended December 31, 2012 was $39,564. Based on Village’s actual EBITDA for 2012 and the projected EBITDA for 2013, the Company revalued the contingent consideration and determined the fair value to be $144,185. The change in contingent consideration of $90,380 was recorded as a gain and is included in other income in the accompanying consolidated statements of operations.

Goodwill and Intangible Assets – Goodwill and intangible assets are tested for possible impairment as of the beginning of the fourth quarter of each year. During 2012, the Company determined that impairment indicators existed during the second quarter of 2012. As a result, the Company tested goodwill and intangible assets twice during 2012. The impairment tests during the second and fourth quarters of 2012 resulted in impairment charges of $3.0 million and $11.7 million, respectively, for a total impairment charge of $14.7 million. During 2011, the review determined there was no impairment of goodwill or indefinite-lived assets

These nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). The primary valuation technique used was an income methodology based on management’s estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. Assumptions used by management were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.

The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2012:
Goodwill (second quarter)	$10,688,571	$	—	$	—	$10,688,571	$(3,041,000)
Goodwill (fourth quarter)	—		—		—	—	(10,688,571)
Intangible assets	—					—	(1,057,594)
Contingent Consideration	144,185		—		—	144,185	90,380

							$(14,696,785)

December 31, 2011:
Contingent Consideration	$234,565	$	—	$	—	$234,565	$—

Note 15 – Related Party Transactions

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s Chief Medical Officer. Under the agreement, the purchase price will be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests will not be transferred to the Company until the final payment is made on the Transfer Date. Prior to the Transfer Date, the Company does not have any control over the operation of MSS. In addition, the Company is not obligated to continue to make the semi-monthly payments and may rescind the agreement at any time. As a result, the Company will not record the MSS purchase until the Transfer Date. As of December 31, 2012, the Company has paid cumulative semi-monthly payments of $90,000 which is included in other assets in the accompanying consolidated balance sheets.

On October 1, 2012 the Company entered into a management services agreement with MSS to provide certain administrative staffing and other support to the back office operations of MSS. MSS is owned by Dr. Steven Hull, our Chief Medical Officer. The term of the management services agreement is five years and renews automatically for successive five year periods unless either party provides 90 day written notice of termination. Additionally, the management services agreement will automatically terminate upon the Transfer Date. The Company has received approximately $64,000 in management fees since October 1, 2012 under this agreement. Prior to the current agreement, the Company provided similar services to MSS under other arrangements. Under the previous arrangements, the total management fees received from MSS during 2012 and 2011 were approximately $298,000 and $323,000, respectively.

On August 31, 2012 and December 31, 2012, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808 and $351,710 for a total of $1,536,518. The interest rate on the notes is 8% and the maturity dates of the notes are June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank.

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

As of December 31, 2012 and 2011, the Company had approximately $33,000 and $4.3 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under a sleep center capital note totaling approximately $56,000 and $84,000 at December 31, 2012 and 2011, respectively. The interest rates on the notes are fixed at 6%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., one of the Company’s directors. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company pays monthly rent of $17,970 through June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs the Company incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During 2012, the Company incurred approximately $70,000 in lease expense under the terms of the lease.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During 2012 and 2011, the Company incurred approximately $21,000 and $84,000, respectively, in lease expense under the terms of the lease. In addition, during 2012 and 2011, the Company paid Oklahoma Tower approximately $42,000 and $37,000, respectively, for employee parking under a month to month agreement. Mr. Stanton Nelson, the Company’s chief executive officer, owns a non-controlling interest in Oklahoma Tower Realty Investors, LLC.

Note 16 – Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

On March 29, 2013, the Company signed a definitive purchase agreement with Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) for 98.5 million shares of the Company’s common stock. Management expects the transaction to close in the second quarter of 2013, however there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (the Company’s senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer.

On March 1, 2013, the Company executed a promissory note with Mr. Roy T. Oliver in the amount of $485,082. The interest rate on the notes is 8% and the maturity date of the note is June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory note is subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the note to fund its payment obligation to Arvest Bank.

On January 7, 2013, the Company implemented a plan to close four of its sleep diagnostic and therapy facilities. The facilities are located in Oklahoma and Texas and are being closed because the revenue from these facilities has not met expectations and is not adequate to offset the fixed operating costs of these locations. Two of the facilities were operated through January 11, 2013 and two of the facilities were operated through January 31, 2013. The Company recorded restructuring charges in connection with the closure of these facilities with respect to the remaining lease obligations for the facilities, severance payments to affected employees and other write-downs. The remaining lease obligations, severance payments and other write-downs were approximately $1.1 million, $0.1 million and $0.1 million, respectively. All cash payments related to the severance costs are expected to be paid during the first quarter of 2013. The cash payments for the remaining lease obligations will continue for the life of the respective leases which extend through January 2018.

Note 17 – Supplemental Cash Flow Information

Cash payments for interest and income taxes and certain noncash investing and financing activities for the years ended December 31, 2012 and 2011 follows:

	2012	2011
Cash Paid for Interest and Income Taxes:
Interest expense, continuing operations	$1,127,000	$1,299,000
Income taxes	—	—
Noncash Investing and Financing Activities:
Common stock issued as payment for debt	$—	$1,000,000
Contingent consideration (see Note 4 – Acquisitions)	(90,380)	234,565