Form 10-Q
period 2013-03-31
Graymark Healthcare, Inc.
filed 2013-05-15
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, 16,770,079 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors,” and elsewhere in this report constitute “forward-looking statements” Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and adoption of, changes in, or the failure to comply with, and government regulations.

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

PART I. FINANCIAL INFORMATION

Item 1. Graymark Healthcare, Inc. Consolidated Condensed Financial Statements.

The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, the Consolidated Condensed Statements of Operations for the three month periods ended March 31, 2013 and 2012, and the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$103,022	$258,162
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $2,838,335 and $3,208,476, respectively	1,973,396	2,814,141
Inventories	295,861	324,582
Current assets from discontinued operations	27,908	19,272
Other current assets	368,875	488,008

Total current assets	2,769,062	3,904,165

Property and equipment, net	2,497,717	2,819,668
Other assets	437,155	351,781

Total assets	$5,703,934	$7,075,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,883,273	$2,398,012
Accrued liabilities	3,080,440	2,846,300
Notes payable to shareholder	2,021,600	1,536,518
Current portion of long-term debt	16,595,699	16,976,934
Current liabilities from discontinued operations	359,017	370,669

Total current liabilities	24,940,029	24,128,433

Long-term debt, net of current portion	83,797	104,625
Other liabilities	489,791	—

Total liabilities	25,513,617	24,233,058
Equity:
Graymark Healthcare shareholders’ equity:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 16,770,079 and 16,640,079 issued and outstanding, respectively	1,677	1,664
Paid-in capital	40,952,787	40,897,116
Accumulated deficit	(60,223,483)	(57,563,089)

Total Graymark Healthcare shareholders’ equity	(19,269,019)	(16,664,309)
Noncontrolling interest	(540,664)	(493,135)

Total equity	(19,809,683)	(17,157,444)

Total liabilities and shareholders’ equity	$5,703,934	$7,075,614

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Net Revenues:
Services	$2,080,528	$3,376,796
Product sales	827,682	986,071

	2,908,210	4,362,867

Cost of Services and Sales:
Cost of services	965,318	1,363,382
Cost of sales	313,824	395,112

	1,279,142	1,758,494

Gross Margin	1,629,068	2,604,373

Operating Expenses:
Selling, general and administrative	2,759,691	3,684,417
Bad debt expense	177,476	297,881
Restructuring charges	898,832	—
Depreciation and amortization	268,459	271,699

	4,104,458	4,253,997

Other Income (Expense):
Interest expense, net	(298,536)	(289,028)
Other income	11,444	—

Net other (expense)	(287,092)	(289,028)

Loss from continuing operations, before taxes	(2,762,482)	(1,938,652)
(Provision) benefit for income taxes	—	(3,498)

Loss from continuing operations, net of taxes	(2,762,482)	(1,942,150)
Income (loss) from discontinued operations, net of taxes	54,559	(32,401)

Net loss	(2,707,923)	(1,974,551)
Less: Net loss attributable to noncontrolling interests	(47,529)	(44,454)

Net loss attributable to Graymark Healthcare	$(2,660,394)	$(1,930,097)

Earnings per common share (basic and diluted):
Net loss from continuing operations	$(0.16)	$(0.13)
Income (loss) from discontinued operations	—	—

Net loss per share	$(0.16)	$(0.13)

Weighted average number of common shares outstanding	16,731,079	15,070,634

Weighted average number of diluted shares outstanding	16,731,079	15,070,634

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities:
Net loss	$(2,707,923)	$(1,974,551)
Less: Net income (loss) from discontinued operations	54,559	(32,401)

Loss from continuing operations	(2,762,482)	(1,942,150)
Adjustments to reconcile loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	268,459	271,699
Stock-based compensation and professional services, net of cashless vesting	55,684	22,190
Bad debt expense	177,476	297,881
Gain on sale of fixed assets	(10,498)	—
Restructuring charges – fixed assets	51,532	—
Changes in assets and liabilities –
Accounts receivable	663,269	(599,714)
Inventories	28,721	50,372
Other assets	33,759	(119,570)
Accounts payable	485,261	541,936
Accrued liabilities	234,140	(304,989)
Other liabilities	489,791	—

Net cash (used in) operating activities from continuing operations	(284,888)	(1,782,345)
Net cash provided by (used in) operating activities from discontinued operations	34,271	(142,032)

Net cash (used in) operating activities	(250,617)	(1,924,377)

Investing activities:
Purchase of property and equipment	—	(662,180)
Disposal of property and equipment	12,458	—

Net cash provided by (used in) investing activities from continuing operations	12,458	(662,180)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash provided by (used in) investing activities	12,458	(662,180)

Financing activities:
Debt proceeds	485,082	67,553
Debt payments	(402,063)	(502,562)

Net cash provided by (used in) financing activities from continuing operations	83,019	(435,009)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	83,019	(435,009)

Net change in cash and cash equivalents	(155,140)	(3,021,566)
Cash and cash equivalents at beginning of period	258,162	4,915,032

Cash and cash equivalents at end of period	$103,022	$1,893,466

Cash Paid for Interest and Income Taxes:
Interest expense	$265,415	$292,723

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$—

Noncash Investing and Financing Activities:
Property and equipment purchases included in accounts payable	$—	$189,553

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended March 31, 2013 and 2012

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

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of March 31, 2013, the Company had an accumulated deficit of $60.2 million and reported a net loss of $2.7 million for the first quarter of 2013. In addition, the Company used $0.3 million in cash from operating activities from continuing operations during the quarter. On March 29, 2013, the Company signed a definitive purchase agreement with Foundation Healthcare Affiliates, LLC to purchase 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) in exchange for 98.5 million shares of the Company’s common stock. Management expects the transaction to close in the second quarter of 2013; however, there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (the Company’s senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. If the transaction is closed, the Company’s primary focus will be the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, management anticipates that the Company’s existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

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

As noted in Note 8 – Borrowings, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, the Company is required to have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period and the Company is not currently in compliance with this covenant. Since the Company is not in compliance with the Positive EBITDA requirement and the Debt Service Coverage Ratio becomes effective in less than 12 months, the associated debt with Arvest Bank has been classified as current in the accompanying consolidated balance sheets. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive the existing covenant noncompliance or any future defaults.

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

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2012.

Interim Financial Information – The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated balance sheet was derived from audited financial statements.

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

Revenue recognition – Sleep center services and product sales are recognized in the period in which services and related products are provided to customers and are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Insurance benefits are assigned to the Company and, accordingly, the Company bills on behalf of its customers. For its sleep diagnostic business and acquired therapy business, the Company estimates the net realizable amount based primarily on the contracted rates stated in the contracts the Company has with various payors or for payors without contracts, historic payment trends. In addition, the Company, on a monthly basis, calculates the historic payments received from all payors at each location to determine if an incremental contractual reserve is necessary and if so, the amount of that reserve. The Company does not anticipate any future changes to this process. In the Company’s historic sleep therapy business, the business has been predominantly out-of-network and as a result, the Company has not had contract rates to use for determining net revenue for a majority of its payors. For this portion of the business, the Company performs a monthly analysis of actual reimbursement from each third party payor for the most recent 12-months. In the analysis, the Company calculates the percentage actually paid by each third party payor of the amount billed to determine the applicable amount of net revenue for each payor. The key assumption in this process is that actual reimbursement history is a reasonable predictor of the future reimbursement for each payor at each facility. The Company expects to transition its historic sleep therapy business to the same process currently used for its sleep diagnostic business by during 2013. This change in process and assumptions for the Company’s historic sleep therapy business is not expected to have a material impact on future operating results.

For certain sleep therapy and other equipment sales, reimbursement from third-party payors is earned over a period of time, typically 10 to 13 months. The Company recognizes revenue on these sales as amounts are earned over the payment period stipulated by the third-party payor.

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

Restricted cash – As of March 31, 2013 and December 31, 2012, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying consolidated balance sheets. This amount is pledged as collateral to the Company’s senior bank debt and bank line of credit.

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

The Company offers payment plans of up to three months to patients for amounts due from them for the sales and services the Company provides. The minimum monthly payment amount for is calculated based on the down payment and the remaining balance divided by the number of months the patient has to pay the balance.

Accounts are written-off as bad debt using a specific identification method. For amounts due from patients, the Company utilizes a collections process that includes distributing monthly account statements. For patients that are not on a payment plan, collection efforts including collection letters and collection calls begin once the balance becomes the responsibility of the patient. If the patient is on a payment program, these efforts begin within 30 days of the patient failing to make a planned payment. Beginning in the fourth quarter of 2012, all patient responsibility accounts are forwarded to a contracted Extended Business Office (“EBO”). The EBO prepares and mails all patient account statements and follow up with patients via phone calls and letters to collect amounts due prior to them being turned over for collection. For diagnostic patients, the Company submits patient receivables to an outside collection agency if the patient has failed to pay 120 days following service or, if the patient is on a payment plan, they have failed to make two consecutive payments. For therapy patients, patient receivables are submitted to an outside collection agency if payment has not been received between 180 and 240 days following service depending on the service provided and circumstances of the receivable or, if the patient is on a payment plan, they have failed to make two consecutive payments. It is the Company’s policy to write-off as bad debt all patient receivables at the time they are submitted to an outside collection agency. If funds are recovered by a collection agency, the amounts previously written-off are accounted for as a recovery of bad debt. For amounts due from third party payors, it is the Company’s policy to write-off an account receivable to bad debt based on the specific circumstances related to that claim resulting in a determination that there is no further recourse for collection of a denied claim from the denying payor.

For the three months ended March 31, 2013 and 2012, the amounts the Company collected in excess of (less than) recorded contractual allowances were approximately ($450,317) and ($39,000), respectively. These amounts reflect the amount of actual cash received in excess of (less than) the original contractual allowance recorded at the time of service.

Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	March 31, 2013	December 31, 2012
Allowance for contractual adjustments	$1,207,882	$1,658,172
Allowance for doubtful accounts	1,630,453	1,550,304

Total	$2,838,335	$3,208,476

The activity in the allowances for contractual adjustments and doubtful accounts for the three months ending March 31, 2012 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at January 1, 2013	$1,658,172	$1,550,304	$3,208,476
Provisions	897,173	177,476	1,074,649
Write-offs, net of recoveries	(1,347,463)	(97,327)	(1,444,790)

Balance at March 31, 2013	$1,207,882	$1,630,453	$2,838,335

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
1 to 60 days	$1,233,449	$1,720,741
61 to 90 days	201,526	324,221
91 to 120 days	149,387	227,929
121 to 180 days	165,539	321,117
181 to 360 days	221,495	220,133
Greater than 360 days	2,000	—

Total	$1,973,396	$2,814,141

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

Included in accounts receivable are earned but unbilled receivables of approximately $108,000 and $179,000 as of March 31, 2013 and December 31, 2012, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payors. Billing delays can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews during the fourth quarter, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. The Company evaluates the recoverability of identifiable intangible assets annually during the fourth quarter, or more frequently if events or circumstances indicate there may be an impairment of intangible assets.

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for the Company’s indefinite-lived intangible assets. The adoption of these changes had no impact on the Company’s consolidated financial statements.

On January 1, 2013, the Company adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Issued Guidance

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements.

Note 4 – Discontinued Operations

On May 10, 2011, the Company sold substantially all of the assets of the Company’s subsidiary, Nocturna East, Inc. (“East”) for $2,500,000. The Company’s decision to sell the assets of East was primarily based on management’s determination that the operations of East no longer fit into the Company’s strategic plan of providing a full continuum of care to patients due to significant regulatory barriers that limit the Company’s ability to sell CPAP devices and other supplies at the East locations. As a result of the sale of East, the related assets, liabilities, results of operations and cash flows of East have been classified as discontinued operations in the accompanying consolidated financial statements.

On September 1, 2010, the Company executed an Asset Purchase Agreement, which was subsequently amended on October 29, 2010, (as amended, the “Agreement”) pursuant to which we sold substantially all of the assets of the Company’s subsidiary, ApothecaryRx, LLC (“ApothecaryRx”). ApothecaryRx operated 18 retail pharmacy stores selling prescription drugs and a small assortment of general merchandise, including diabetic merchandise, non-prescription drugs, beauty products and cosmetics, seasonal merchandise, greeting cards and convenience foods. As a result of the sale of ApothecaryRx, the related assets, liabilities, results of operations and cash flows of ApothecaryRx have been classified as discontinued operations in the accompanying consolidated financial statements.

The operating results of East, ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the three months ended March 31, 2013 and 2012 are summarized below:

	2013	2012
Revenues:
Other revenues	$14,426	$—

Income (loss) from discontinued operations, before taxes:
East	$—	$—
ApothecaryRx	40,133	(32,291)
Other	14,426	(110)
Income tax (provision)	—	—

Income (loss) from discontinued operations	$54,559	$(32,401)

As noted above, the Company’s other discontinued operations generated net income (loss) of $14,426 and ($110) during the three months ended March 31, 2013 and 2012, respectively, which was attributable to the Company’s discontinued film operations. The Company’s discontinued internet sales division did not have any net income (loss) during the three months ended March 31, 2013 and 2012.

The balance sheet items for the Company’s discontinued operations as of March 31, 2013 and December 31, 2012 are summarized below:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$4,203	$7,511
Other current assets	23,705	11,761

Total assets	$27,908	$19,272

Payables and accrued liabilities	$359,017	$370,668

Note 5 – Other Assets

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s Chief Medical Officer. Under the agreement, the purchase price will be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests will not be transferred to the Company until the final payment is made on the Transfer Date. Prior to the Transfer Date, the Company does not have any control over the operation of MSS. In addition, the Company is not obligated to continue to make the semi-monthly payments and may rescind the agreement at any time. As a result, the Company will not record the MSS purchase until the Transfer Date. As of March 31, 2013, the Company has paid cumulative semi-monthly payments of $180,000 which is included in other assets in the accompanying consolidated balance sheets.

Note 6 – Goodwill and Other Intangibles

The carrying amount of goodwill as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
Gross amount	$21,238,512	$21,238,512
Accumulated impairment losses	(21,238,512)	(21,238,512)

Carrying value	$—	$—

As of December 31, 2012, the Company had fully-impaired $21.2 million of goodwill resulting from business acquisitions. Goodwill and intangible assets with indefinite lives must be tested for impairment at least once a year. Carrying values are compared with fair values, and when the carrying value exceeds the fair value, the carrying value of the impaired asset is reduced to its fair value. The Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Based on the Company’s sleep study trends and forecasted cash flows, management determined that impairment indicators existed during the second quarter and fourth quarter of 2012. During the second quarter of 2012, the primary factor that drove impairment was the Company’s actual volume of sleep studies compared to the volumes that had been projected for 2012. During the fourth quarter of 2012 when the Company performed its annual impairment review, the Company noted continued negative trends in its sleep study volumes, coupled with deterioration in the overall sleep diagnostic market. During 2012, the sleep diagnostic market experienced a continued shift to home based testing and continued negative trends in reimbursement levels. Based on assumptions similar to those that market participants would make in valuing the Company’s business, the Company determined that the carrying value of goodwill and other intangible assets related to the Company’s sleep centers exceeded their fair value. Accordingly, in June 2012 and December 2012, the Company recorded a noncash impairment charge on goodwill of $3.0 million and $10.7 million, respectively, for a total 2012 impairment charge on goodwill of $13.7 million. In addition, in December 2012, the Company recorded a noncash impairment charge on intangible assets of $1.1 million.

The carrying amount of intangible assets as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
Gross amount	$2,135,000	$2,135,000
Accumulated amortization	(1,423,539)	(1,423,539)
Accumulated impairment losses	(711,461)	(711,461)

Carrying value	$—	$—

There was no amortization expense during the three months ended March 31, 2013. Amortization expense for the three months ended March 31, 2012 was $40,147.

Note 7 – Borrowings

The Company’s long-term debt as of March 31, 2013 and December 31, 2012 are as follows:

	Rate (1)	Maturity Date	March 31, 2013	December 31, 2012
Short-term Debt
Notes payable to shareholder	8%	Jun. 2013	$2,021,600	$1,536,518

Long-term Debt
Bank line of credit	6%	Jun. 2014 – Aug. 2015	$12,466,421	$12,643,683
Senior bank debt	6%	May 2014	3,932,585	4,091,872
Notes payable on equipment	6%	Dec. 2013	102,434	137,972
Sleep center notes payable	6%	Jan. 2015	48,526	56,100
Notes payable on vehicles	2.9 – 3.9%	Jun. 2013 – Dec. 2013	5,800	13,547
Equipment capital lease	8.2 – 11.5%	Jan. 2015 – Feb. 2015	123,730	138,385

Total			16,679,496	17,081,559
Less: Current portion of long-term debt			(16,595,699)	(16,976,934)

Long-term debt			$83,797	$104,625

(1)	Effective rate as of March 31, 2013

At March 31, 2013, future maturities of long-term debt were as follows:

Twelve months ended March 31,
2014	$16,595,699
2015	83,797
2016	—
2017	—
2018	—
Thereafter	—

On August 31, 2012, December 31, 2012, and March 1, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, and $485,082, respectively, for a total of $2,021,600. The interest rate on the notes is 8% and the maturity date of the notes is June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank.

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

As of March 31, 2013, the Company’s Debt Service Coverage Ratio is less than 1.25 to 1 which will be the required ratio under the Company’s loan agreement with Arvest Bank for each quarterly period beginning after March 31, 2013. In addition, the Company must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period. Since the Company is not in compliance with the Positive EBITDA requirement and the Debt Service Coverage Ratio becomes effective in less than 12 months and it is unlikely that the Company will initially meet that requirement, the associated debt with Arvest Bank has been classified as current in the accompanying consolidated balance sheets. Historically, the Company has been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive the existing covenant noncompliance or any future defaults.

Note 8 – Restructuring Charges

On January 7, 2013, the Company implemented a plan to close four of its sleep diagnostic facilities (two of the locations also had therapy facilities). The facilities were located in Oklahoma and Texas and were closed because the revenue from the facilities had not met expectations and was not adequate to offset the fixed operating costs of the locations. Two of the facilities were operated through January 11, 2013 and two of the facilities were operated through January 31, 2013. The Company recorded restructuring charges of $0.9 million in connection with the closure of these facilities which included $0.8 million for lease termination costs with respect to the remaining lease obligations for the facilities and $0.1 million for other exit costs including severance payments to affected employees and other write-downs. All cash payments related to the severance costs were paid during the first quarter of 2013. The cash payments for the remaining lease obligations will continue for the life of the respective leases which extend through January 2018.

During the three months ended March 31, 2013, the activity in the accruals for restructuring charges established for lease termination and other exit costs were as follows:

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2013	$—	$—	$—
Restructuring charges	812,758	86,074	898,832
Cash payments	(60,363)	(70,667)	(131,030)

Balance at March 31, 2013	$752,395	$15,407	$767,802

Note 9 – Commitments and Contingencies

Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the three months ended March 31, 2013 and 2012, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 10 – Fair Value Measurements

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 31, 2013, the fair value of the Company’s long-term debt, including the current portion was determined to be $10 million. The fair value of the Company’s debt was valued using Level 3 inputs. At March 31, 2012 the Company’s long-term debt, including the current portion approximated its carrying value.

Note 11 – Related Party Transactions

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s Chief Medical Officer. Under the agreement, the purchase price will be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests will not be transferred to the Company until the final payment is made on the Transfer Date. Prior to the Transfer Date, the Company does not have any control over the operation of MSS. In addition, the Company is not obligated to continue to make the semi-monthly payments and may rescind the agreement at any time. As a result, the Company will not record the MSS purchase until the Transfer Date. As of March 31, 2013, the Company had paid cumulative semi-monthly payments of $180,000 which is included in other assets in the accompanying consolidated balance sheets.

On October 1, 2012 the Company entered into a management services agreement with MSS to provide certain administrative staffing and other support to the back office operations of MSS. MSS is owned by Dr. Steven Hull, our Chief Medical Officer. The term of the management services agreement is five years and renews automatically for successive five year periods unless either party provides 90 day written notice of termination. Additionally, the management services agreement will automatically terminate upon the Transfer Date. Prior to the current agreement, the Company provided similar services to MSS under other arrangements. The total management fees received from MSS during the three months ended March 31, 2013 and 2012 were approximately $66,000 and $78,000, respectively.

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

As of March 31, 2013 and December 31, 2012, the Company had $11,000 and $33,000, respectively, on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $49,000 and $56,000 at March 31, 2013 and December 31, 2012, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company pays monthly rent of $17,970 from April 1, 2012 to June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs the Company incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the three months ending March 31, 2013, the Company incurred approximately $23,000 in lease expense under the terms of the lease. As of March 31, 2013 and December 31, 2012, the Company has accrued but unpaid rent to City Place of approximately $162,000 and $108,000, respectively.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the three months ended March 31, 2012, the Company incurred approximately $32,000 in lease expense under the terms of the lease. In addition, during three months ended March 31, 2013 and 2012, the Company paid Oklahoma Tower approximately $9,000 and $11,000, respectively, for employee parking under a month to month agreement.

Note 12 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

On April 2, 2013, the Company executed a promissory note with Mr. Roy T. Oliver in the amount of $351,710. The interest rate on the notes is 8% and the maturity dates of the notes are June 30, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the note to fund its payment obligations to Arvest Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern and Management’s Plan

As of December 31, 2013, we had an accumulated deficit of $60.2 million and reported a net loss of $2.7 million for the three months ended March 31, 2013. In addition, we used $0.3 million in cash from operating activities from continuing operations during the three months ended March 31, 2013. On March 29, 2013, we signed a definitive purchase agreement with Foundation Healthcare Affiliates, LLC to purchase 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) in exchange for 98.5 million shares of our common stock. We expect the transaction to close in the second quarter of 2013; however, there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (our senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. If the transaction is closed, our primary focus will be the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, we anticipate that our existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

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

Business Overview

Graymark Healthcare, Inc. is organized under the laws of the State of Oklahoma and is a provider of care management solutions to the sleep disorder market with independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide a comprehensive diagnosis and care management solutions for patients suffering from sleep disorders.

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

As of March 31, 2013, we operated 92 sleep diagnostic and therapy centers in 10 states; 20 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2013 and 2012. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,
	2013	2012
Net Revenues:
Services	$2,080,528	$3,376,796
Product sales	827,682	986,071

	2,908,210	4,362,867

Cost of services	965,318	1,363,382
Cost of sales	313,824	395,112
Selling, general and administrative	2,759,691	3,684,417
Bad debt expense	177,476	297,881
Restructuring charges	898,832	—
Depreciation and amortization	268,459	271,699
Net other expense	287,092	289,028

Loss from continuing operations, before taxes	(2,762,482)	(1,938,652)
Provision for income taxes	—	(3,498)

Loss from continuing operations, net of taxes	(2,762,482)	(1,942,150)
Discontinued operations, net of taxes	54,559	(32,401)

Net loss	(2,707,923)	(1,974,551)
Less: Noncontrolling interests	(47,529)	(44,454)

Net loss attributable to Graymark Healthcare	$(2,660,394)	$(1,930,097)

Discussion of Three Month Periods Ended March 31, 2013 and 2012

Services revenues declined $1.3 million or 38.4% during the three months ended March 31, 2013 compared with the first quarter of 2012. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our Hospital/ Outreach locations, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. The decrease in revenues from sleep diagnostic services during the first quarter of 2013 compared to the first quarter of 2012 was due to a $0.9 million decrease at our IDTF and a $0.4 million decrease at our Hospital/Outreach locations.

The $0.9 million decline in IDTF revenues compared to the first quarter of 2012 was due to the following:

•

A decrease in the number of sleep studies performed at our existing (open for more than one year) sleep labs in the first quarter of 2013 compared to the first quarter of 2012 resulted in a decrease of $0.5 million;

•	The closure of four of our IDTF sleep labs during the first quarter of 2013 resulted in a decrease of $0.3 million in revenue compared to the first quarter of 2012; and

•	A lower average reimbursement per sleep study performed at our existing sleep labs in the first quarter of 2013 compared to the first quarter of 2012 resulted in a decrease of $0.1 million.

The $0.4 million decrease in Hospital/Outreach revenues during the three months ended March 31, 2013 compared to the first quarter of 2012 was due to the following:

•	The loss of hospital contracts in the first quarter of 2013 resulted in a decrease in revenue of $0.1 million;

•

An decrease in the average rate per sleep study at our existing facilities due to a change in the mix of patients between the various facilities resulted in an increase of $0.1 million during the first quarter of 2013 compared to the first quarter of 2012; and

•

Periodically, we receive revenues from performing research studies at our clinics in Kansas City, Missouri. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the first quarter of 2013, we performed 104 research sleep studies compared to two in the first quarter of 2012 which resulted in a decrease in revenue of approximately $0.2 million.

Product sales revenues from our sleep therapy business decreased $0.2 million or 16.1% during the three months ended March 31, 2013 compared with the first quarter of 2012. The decrease was due to a $0.1 million reduction in revenue from the initial set-up of CPAP devices and a $0.1 million decrease in revenue from supply sales.

The reduction in CPAP set-up revenues was due to a $0.2 million reduction in set-up volumes compared to the first quarter of 2012 driven by the lower sleep study volumes in all our markets partially offset by an increase of $0.1 million due to a higher average reimbursement per set-up in the first quarter of 2013 compared to 2012 due primarily to changes in payor mix.

Cost of services decreased $0.4 million or 29.2% during the three months ended March 31, 2013 compared with the first quarter of 2012. The decrease in cost of services is due to a decrease in the volume of sleep studies performed.

Cost of services as a percent of service revenue was 46.4% and 40.4% during the three months ended March 31, 2013 and 2012, respectively. The increase in the cost of service as a percent of revenue is primarily due to the decrease in volumes. The utilization efficiency of our sleep technician staff is reduced at lower volume levels as it becomes more difficult to maximize the ratio of technicians to patients. As a result, we are not able to reduce labor costs at the same rate as revenue related to lost volume, increasing our cost of service percentage.

Cost of sales from our sleep therapy business decreased $0.1 million or 20.6% during the three months ended March 31, 2013 compared with the first quarter of 2012 due primarily to lower volumes of both set-ups and supply sales. In addition, cost of sales as a percent of product sales was 37.9% and 40.1% during the three months ended March 31, 2013 and 2012, respectively. We have seen improvement in the average cost of the equipment utilized in our therapy business compared to the first quarter of 2012 which has driven the improved margins.

Selling, general and administrative expenses decreased $0.9 million or 25.1% to $2.8 million from $3.7 million during the three months ended March 31, 2013, compared with the first quarter of 2012. The decrease in selling, general and administrative expenses was primarily due to:

•	A decrease in field operating expense of $0.8 million primarily due to expense reductions associated with the closing of IDTF sleep labs and therapy locations during the first quarter of 2013; and

•	A decrease in corporate overhead expense of $0.1 million related to reductions in labor expense and professional service fees.

Bad debt expense decreased $0.1 million during the three months ended March 31, 2013, compared with the first quarter of 2012. Bad debt as a percent of revenue was 6.1% and 6.8% for the first quarters of 2013 and 2012, respectively. The decrease in bad debt expense was due to improved collections related to contracting with an Extended Business Office (EBO) to manage our collection processes related to patient receivables allowing internal staff to focus on third party collections and new processes designed to increase the amount of patient portion of service fees at the time of service.

Restructuring charges were $0.9 million during the three months ended March 31, 2013. On January 7, 2013, we implemented a plan to close four of its sleep diagnostic facilities (two of the locations also had therapy facilities). The facilities were located in Oklahoma and Texas and were closed because the revenue from the facilities had not met expectations and was not adequate to offset the fixed operating costs of the locations. Two of the facilities were operated through January 11, 2013 and two of the facilities were operated through January 31, 2013. We recorded restructuring charges of $0.9 million in connection with the closure of these facilities which included $0.8 million for lease termination costs with respect to the remaining lease obligations for the facilities and $0.1 million for other exit costs including severance payments to affected employees and other write-downs.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization was flat during the three months ended March 31, 2013 compared to the first quarter of 2012. An increase in the incremental depreciation of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location was offset by the elimination of amortization expense in the first quarter of 2013 as a result of the impairment expense recorded against our intangible assets during the fourth quarter of 2012.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense was flat during the three months ended March 31, 2013 compared with the first quarter of 2012.

Discontinued operations represent the net income (loss) from the operations of East, ApothecaryRx and our other discontinued operations. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. During the first quarter of 2013, the income from discontinued operations is primarily due to a decrease in our estimate for future potential lease liabilities at our former ApothecaryRx locations that have outstanding lease obligations.

Noncontrolling interests were allocated approximately $48,000 and $45,000 of net loss during the three months ended March 31, 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $2.7 million during the first quarter of 2013, compared to a net loss of approximately $1.9 million during the first quarter of 2012.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of March 31, 2013, our liquidity and capital resources included cash and cash equivalents of $0.1 million and working capital deficit of $22.2 million. As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $0.3 million and working capital deficit of $20.2 million.

Cash used in operating activities from continuing operations was $0.3 million during the three months ended March 31, 2013 compared to $1.8 million for the first three months of 2012. During the three months ended March 31, 2013, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.2 million. The primary sources of cash from operating activities from continuing operations during the first three months of 2013 were increases in accounts payable, accrued liabilities and other liabilities totaling $1.2 million and decreases in accounts receivable, inventories and other assets totaling $0.7 million. During the three months ended March 31, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $1.4 million and an increase in accounts receivable and other assets totaling $0.7 million.

Cash provided by discontinued operations for the three months ended March 31, 2013 was $34,271 compared to the first three months of 2012 when discontinued operations used $142,032.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2013 was $12,458 compared to the first three months of 2012 when investing activities from continuing operations used $0.7 million. Investing activities during the first three months of 2012 were primarily related to the purchase of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

There were no investing activities from discontinued operations during the three months ended March 31, 2013 and 2012.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2013 was $0.1 million compared to the first three months of 2012 when financing activities from continuing operations used $0.4 million. During the three months ended March 31, 2013 and 2012, we made debt payments of $0.4 million and $0.5 million, respectively. During the three months ended March 31, 2013 and 2012, we received $0.5 and $0.1 million, respectively, in debt proceeds.

As of March 31, 2013, we had an accumulated deficit of $60.2 million and reported a net loss of $2.7 million for the three months ended March 31, 2013. In addition, we used $0.3 million in cash from operating activities from continuing operations during the three months ended March 31, 2013. On March 29, 2013, the Company signed a definitive purchase agreement with Foundation Healthcare Affiliates, LLC to purchase 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) in exchange for 98.5 million shares of our common stock. We expect the transaction to close in the second quarter of 2013; however, there is no assurance the acquisition will close at that time or at all. The closing of the Foundation transaction is subject to the consent of Arvest Bank (the Company’s senior lender), Foundation’s senior lender and certain preferred interest holders of Foundation and there is no assurance that these consents will be obtained. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. There is no assurance that the Foundation transaction will close and we currently do not have sufficient cash on hand and do not expect to generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. Historically, we have been able to raise the capital necessary to fund our operation and growth, but there is no assurance that we will be successful in raising the necessary capital to fund our operations and obligations. If the Company is unable to close the Foundation transaction or raise additional funds, the Company may be forced to substantially scale back operations or entirely cease its operations and discontinue its business. These uncertainties raise substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Arvest Credit Facility

Effective May 21, 2008, we entered into a loan agreement with Arvest Bank (the “Arvest Credit Facility”). The Arvest Credit Facility consolidated the prior loan to our subsidiaries, SDC Holdings and ApothecaryRx in the principal amount of $30 million (referred to as the “Term Loan”) and provided an additional credit facility in the principal amount of $15 million (the “Acquisition Line”) for total principal of $45 million. The Loan Agreement was subsequently amended in January 2009, May 2009 and July 2010. On December 20, 2010 we executed an Amended and Restated Loan Agreement (the “Loan Agreement”) with Arvest Bank which was subsequently amended in April 2012, August 2012 and October 2012. As of March 31, 2013, the outstanding principal amount of the Arvest Credit Facility was $16.4 million.

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

During 2012 and through April 2, 2013, Mr. Oliver has paid approximately $2.4 million to Arvest Bank in satisfaction of principal and interest payments that we were required to make. We issued Mr. Oliver notes payable bearing interest at 8% in amounts equal to that paid to Arvest Bank on our behalf. Mr. Oliver’s personal guaranty may be reduced in certain circumstances in an amount equal to such payments. There can be no assurance that Mr. Oliver will make any such future payments on our behalf. See “Loan Agreements” below.

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

Compliance with Financial Covenants. We must have Positive EBITDA (“earnings before interest, taxes, depreciation and amortization”), as defined by Arvest Bank, for the previous three month period which we currently do not meet. In addition, as of March 31, 2013, our Debt Service Coverage Ratio was less than 1.25 to 1 which will be the required ratio under our Loan Agreement for each quarterly period beginning after March 31, 2013. Historically, we have been successful in obtaining default waivers from Arvest Bank, but there is no assurance that Arvest Bank will waive the existing covenant noncompliance or any future defaults.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at March 31, 2013 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$2,062,032	$—	$—	$—	$2,062,032
Long-term debt (1)	17,545,394	91,370	—	—	17,636,764
Operating leases	942,862	1,186,899	636,523	1,753,750	4,520,034
Other long-term liabilities (2)	467,152	508,284	295,512	12,522	1,283,470

	$21,017,440	$1,786,553	$932,035	$1,766,272	$25,502,300

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011 and future minimum lease payments included in accrual of restructuring charges.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2012 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for contractual adjustments and doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	March 31, 2013		December 31, 2012
	Actual	Expected	Actual	Expected
Sleep diagnostic business	60.47	60 to 65	68.44	65 to 70
Sleep therapy business	73.31	65 to 70	62.72	65 to 70

Diagnostic DSO decreased in the first quarter of 2013 compared to the first quarter 2012 due to changes in our collections process. Specifically, we have contracted with an Extended Business Office (EBO) to manage the collection of our patient receivables. This resulted in an increased focus on the collection of these accounts while also allowing internal staff to focus on collecting amounts from third party payors. In addition, we modified our collection process at the time of service in an effort to increase the amounts initially collected from patients at that time. These processes improvements primarily impacted our diagnostic business. As a result our expectation for DSO in the first quarter of 2013 was reduced to 60 to 65 days. Therapy DSO increased due primarily to timing issues related to the decrease in revenue. Our accounts receivable balances did not decrease at the same rate as revenue in the first quarter of 2012 resulting in the increase. We expect this timing issue to resolve in the second quarter of 2013 bringing our DSO back to expected levels.

Goodwill and Intangible Assets – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill and other indefinitely-lived intangible assets are not amortized, but are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate there may be an impairment of goodwill.

Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to fifteen years. We evaluate the recoverability of identifiable intangible assets annually during the fourth quarter, or more frequently if events or circumstances indicate there may be an impairment of intangible assets.

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2013, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes adopted in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for our indefinite-lived intangible assets. The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2013, we adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of these changes had no impact on our consolidated financial statements.

Issued Guidance

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have an impact on the consolidated financial statements, as we do not currently have any such arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors.

Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

If we are unable to close the acquisition of the ambulatory surgery center and surgical hospital businesses of Foundation Healthcare Affiliates or raise additional debt or equity financing we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

On March 29, 2013, we executed a definitive agreement to acquire Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC from Foundation Healthcare, LLC. The ultimate consummation of such transaction is subject to a number of closing conditions and the receipt of third party consents, including from Arvest Bank, our secured lender, as well as secured lenders to and preferred members of certain subsidiaries of Foundation. As of March 31, 2013, we had cash of approximately $0.1 million and for the three months then ended, we used $0.3 million of cash flow in operating activities from continuing operations. We expect to have enough cash to fund operations into May 2013, but not thereafter. In order to fund our operations, we have taken, and will continue to take, measures to allow us to extend our ability to operate, including increasing the time for payment of our accounts payable and reducing headcount and other operating costs. Due to delays in payments of our accounts payable, certain of our vendors have, from time to time, delayed services or shipment of products to us until payment of owed amounts. If we continue to meaningfully delay payment of our accounts payable, our business may be materially adversely affected by our vendors refusal to provide services or product to us. If we are unable to consummate the Foundation acquisition in a timely manner or raise additional funds, we may be forced to substantially scale back operations or entirely cease operations and discontinue our business.

We have borrowed funds from one of our shareholders to fund the required payments to our senior lender, Arvest Bank. There is no assurance that our shareholder will continue to fund the payments.

During 2012 and through April 2, 2013, Mr. Roy T. Oliver has paid approximately $2.4 million to Arvest Bank in satisfaction of principal and interest payments that we were required to make. Mr. Oliver is one of our greater than 5% shareholders and affiliates. We issued Mr. Oliver notes payable bearing interest at 8% in amounts equal to that paid to Arvest Bank on our behalf. Mr. Oliver’s personal guaranty may be reduced in certain circumstances in an amount equal to such payments. There can be no assurance that Mr. Oliver will make any such future payments on our behalf. In addition, the notes to Mr. Oliver mature on June 30, 2013. We do not anticipate having adequate funds to pay the notes when they mature. In the past, Mr. Oliver has extended the maturity date of the notes, but there is no assurance that he will do so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We do not have anything to report under this Item.

Item 3. Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We do not have anything to report under this Item.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

2.3	Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.1	Promissory Note, dated March 1, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.2	Promissory Note, dated April 2, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2013.

10.3	Renewal Promissory Note, dated March 31, 2013 (renewal of August 31, 2012 Promissory Note), in favor of Roy T. Oliver is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.4	Renewal Promissory Note, dated March 31, 2013 (renewal of December 31, 2012 Promissory Note), in favor of Roy T. Oliver is incorporated by reference to Exhibit 10.24.4 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2013

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 15, 2013