Form 10-Q
period 2013-06-30
Graymark Healthcare, Inc.
filed 2013-08-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, 163,203,276 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

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

The consolidated condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The Consolidated Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, the Consolidated Condensed Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and the Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated condensed statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$96,845	$258,162
Accounts receivable, net of allowances for contractual adjustments and doubtful accounts of $2,573,868 and $3,208,476, respectively	1,539,285	2,814,141
Inventories	246,194	324,582
Current assets from discontinued operations	27,612	19,272
Other current assets	380,015	488,008

Total current assets	2,289,951	3,904,165

Property and equipment, net	2,243,248	2,819,668
Other assets	252,528	351,781

Total assets	$4,785,727	$7,075,614

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Accounts payable	$3,645,164	$2,398,012
Accrued liabilities	3,322,769	2,846,300
Notes payable to shareholder	2,373,310	1,536,518
Current portion of long-term debt	16,312,347	16,976,934
Current liabilities from discontinued operations	356,322	370,669

Total current liabilities	26,009,912	24,128,433

Long-term debt, net of current portion	60,040	104,625
Other liabilities	131,460	—

Total liabilities	26,201,412	24,233,058
Equity:
Graymark Healthcare shareholders’ equity (deficit):
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 16,719,648 and 16,640,079 issued and outstanding, respectively	1,672	1,664
Paid-in capital	40,982,531	40,897,116
Accumulated deficit	(61,775,194)	(57,563,089)

Total Graymark Healthcare shareholders’ equity (deficit)	(20,790,991)	(16,664,309)
Noncontrolling interest	(624,694)	(493,135)

Total equity (deficit)	(21,415,685)	(17,157,444)

Total liabilities and shareholders’ equity (deficit)	$4,785,727	$7,075,614

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Net Revenues:
Services	$1,808,442	$3,166,931
Product sales	633,111	1,144,976

	2,441,553	4,311,907

Cost of Services and Sales:
Cost of services	920,847	1,373,552
Cost of sales	257,887	402,082

	1,178,734	1,775,634

Gross Margin	1,262,819	2,536,273

Operating Expenses:
Selling, general and administrative	2,571,909	3,788,287
Bad debt expense	116,441	354,775
Impairment of goodwill	—	3,041,000
Write-down of deferred purchase consideration	300,000	—
Restructuring charges	(499,215)	—
Depreciation and amortization	237,391	335,537

	2,726,526	7,519,599

Other Income (Expense):
Interest expense, net	(297,515)	(283,170)
Other income	(9,381)	—

Net other (expense)	(306,896)	(283,170)

Loss from continuing operations, before taxes	(1,770,603)	(5,266,496)
(Provision) benefit for income taxes	—	3,498

Loss from continuing operations, net of taxes	(1,770,603)	(5,262,998)
Income (loss) from discontinued operations, net of taxes	134,862	(47,810)

Net loss	(1,635,741)	(5,310,808)
Less: Net loss attributable to noncontrolling interests	(84,030)	(48,788)

Net loss attributable to Graymark Healthcare	$(1,551,711)	$(5,262,020)

Earnings per common share (basic and diluted):
Net loss from continuing operations	$(0.10)	$(0.34)
Income (loss) from discontinued operations	0.01	—

Net loss per share	$(0.09)	$(0.34)

Weighted average number of common shares outstanding	16,753,453	15,115,469

Weighted average number of diluted shares outstanding	16,753,453	15,115,469

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Operations

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Net Revenues:
Services	$3,888,969	$6,543,726
Product sales	1,460,793	2,131,048

	5,349,762	8,674,774

Cost of Services and Sales:
Cost of services	1,886,165	2,736,935
Cost of sales	571,712	797,194

	2,457,877	3,534,129

Gross Margin	2,891,885	5,140,645

Operating Expenses:
Selling, general and administrative	5,331,598	7,472,703
Bad debt expense	293,917	652,655
Impairment of goodwill	—	3,041,000
Write-down of deferred purchase consideration	300,000	—
Restructuring charges	399,617	—
Depreciation and amortization	505,850	607,236

	6,830,982	11,773,594

Other Income (Expense):
Interest expense, net	(596,051)	(572,198)
Other income	2,063	—

Net other (expense)	(593,988)	(572,198)

Loss from continuing operations, before taxes	(4,533,085)	(7,205,147)
(Provision) benefit for income taxes	—	—

Loss from continuing operations, net of taxes	(4,533,085)	(7,205,147)
Income (loss) from discontinued operations, net of taxes	189,421	(80,211)

Net loss	(4,343,664)	(7,285,358)
Less: Net loss attributable to noncontrolling interests	(131,559)	(93,241)

Net loss attributable to Graymark Healthcare	$(4,212,105)	$(7,192,117)

Earnings per common share (basic and diluted):
Net loss from continuing operations	$(0.26)	$(0.47)
Income (loss) from discontinued operations	0.01	(0.01)

Net loss per share	$(0.25)	$(0.48)

Weighted average number of common shares outstanding	16,742,328	15,093,052

Weighted average number of diluted shares outstanding	16,742,328	15,093,052

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities:
Net loss	$(4,343,664)	$(7,285,358)
Less: Income (loss) from discontinued operations	189,421	(80,211)

Loss from continuing operations	(4,533,085)	(7,205,147)
Adjustments to reconcile loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	505,850	607,236
Impairment of goodwill	—	3,041,000
Stock-based compensation and professional services, net of cashless vesting	85,423	101,782
Bad debt expense	293,917	652,655
Gain on sale of fixed assets	(10,498)	—
Restructuring charges – fixed assets	51,532	—
Changes in assets and liabilities –
Accounts receivable	980,939	(907,385)
Inventories	78,388	25,658
Other assets	207,246	(209,710)
Accounts payable	1,247,152	619,508
Accrued liabilities	476,469	538,165
Other liabilities	131,460	—

Net cash (used in) operating activities from continuing operations	(485,207)	(2,736,238)
Net cash provided by (used in) operating activities from discontinued operations	166,734	677,642

Net cash (used in) operating activities	(318,473)	(2,058,596)

Investing activities:
Purchase of property and equipment	(2,539)	(972,358)
Disposal of property and equipment	32,075	1,369

Net cash provided by (used in) investing activities from continuing operations	29,536	(970,989)
Net cash (used in) investing activities from discontinued operations	—	—

Net cash provided by (used in) investing activities	29,536	(970,989)

Financing activities:
Debt proceeds	836,792	174,952
Debt payments	(709,172)	(982,472)
Distributions to noncontrolling interests	—	(6,194)

Net cash provided by (used in) financing activities from continuing operations	127,620	(813,714)
Net cash (used in) financing activities from discontinued operations	—	—

Net cash provided by (used in) financing activities	127,620	(813,714)

Net change in cash and cash equivalents	(161,317)	(3,843,299)
Cash and cash equivalents at beginning of period	258,162	4,915,032

Cash and cash equivalents at end of period	$96,845	$1,071,733

Cash Paid for Interest and Income Taxes:
Interest expense	$378,844	$572,154

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$—

See Accompanying Notes to Consolidated Condensed Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Consolidated Condensed Financial Statements

For the Periods Ended June 30, 2013 and 2012

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

On July 22, 2013, the Company acquired 100% of the interests in Foundation Surgery Affiliates, LLC (“FSA”) and Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of the Company’s common stock and promissory note in the amount of $2,000,000. The effective date of the Foundation acquisition was July 1, 2013. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. As a result of the reverse merger, the Company’s historical operating results will only include the results of Foundation.

The Company intends to operate the Foundation businesses along with its existing sleep management solutions business. FSA and FSHA own and manage ambulatory surgery centers (“ASC” or “ASCs”) and surgical hospitals with facilities located in Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas. Foundation typically owns a minority ownership in its facilities with ownership ranging from 10% to 28%. However, Foundation does own over 51% in two of its larger hospitals located in San Antonio and El Paso, Texas. The Foundation facilities collectively offer a portfolio of specialties ranging from relatively intensive specialties such as orthopedics and neurosurgery to low-surgery-intensive specialties such as pediatric ENT (tubes / adenoids), pain management and gastroenterology. The Foundation facilities are located in freestanding buildings or medical office buildings.

As of June 30, 2013, the Company had an accumulated deficit of $61.8 million and reported a net loss of $4.2 million for the six months ended June 30, 2013. In addition, the Company used $0.5 million in cash from operating activities from continuing operations during the six months ended June 30, 2013. Management expects the new combined entity to generate positive cash flow; however the Company’s legacy Graymark business has a significant working capital deficiency. As of June 30, 2013, the Company had a working capital deficiency of $5.1 million (excluding short-term debt and current portion of long-term debt of $18.6 million). In addition, the Company’s lenders have placed restrictions on the amount of cash the Company can transfer from Foundation to the Company’s parent entity or it’s sleep business subsidiaries. The Company has significantly delayed payments to it’s vendors and service providers as a result of the working capital deficiency. Management expects to negotiate discounts and/or payment plans with many of the Company’s vendors and service providers; however, there is no assurance that some of them will not take legal action against the Company which could have a negative impact on the Company’s liquidity.

Note 2 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2012.

Interim Financial Information – The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012. The December 31, 2012 consolidated condensed balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company has established an allowance to account for contractual adjustments that result from differences between the amount billed and the expected realizable amount. Actual adjustments that result from differences between the payment amount received and the expected realizable amount are recorded against the allowance for contractual adjustments and are typically identified and ultimately recorded at the point of cash application or when otherwise determined pursuant to the Company’s collection procedures. Revenues in the accompanying consolidated condensed financial statements are reported net of such adjustments.

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

Restricted cash – As of June 30, 2013 and December 31, 2012, the Company had long-term restricted cash of approximately $236,000 included in other assets in the accompanying consolidated condensed balance sheets. This amount is pledged as collateral to the Company’s senior bank debt. On July 22, 2013, the Company’s senior lender applied the restricted cash against the principle balance owed by the Company.

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

For the six months ended June 30, 2013 and 2012, the amounts the Company collected in excess of (less than) recorded contractual allowances were approximately ($27,000) and $73,000, respectively. These amounts reflect the amount of actual cash received in excess of (less than) the original contractual allowance recorded at the time of service.

Accounts receivable are reported net of allowances for contractual adjustments and doubtful accounts as follows:

	June 30, 2013	December 31, 2012
Allowance for contractual adjustments	$955,645	$1,658,172
Allowance for doubtful accounts	1,618,223	1,550,304

Total	$2,573,868	$3,208,476

The activity in the allowances for contractual adjustments and doubtful accounts for the six months ending June 30, 2013 follows:

	Contractual Adjustments	Doubtful Accounts	Total
Balance at January 1, 2013	$1,658,172	$1,550,304	$3,208,476
Provisions	1,644,022	293,917	1,937,939
Write-offs, net of recoveries	(2,346,549)	(225,998)	(2,572,547)

Balance at June 30, 2013	$955,645	$1,618,223	$2,573,868

The aging of the Company’s accounts receivable, net of allowances for contractual adjustments and doubtful accounts as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
1 to 60 days	$996,811	$1,720,741
61 to 90 days	144,075	324,221
91 to 120 days	112,645	227,929
121 to 180 days	112,304	321,117
181 to 360 days	131,521	220,133
Greater than 360 days	41,929	—

Total	$1,539,285	$2,814,141

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

Included in accounts receivable are earned but unbilled receivables of approximately $90,588 and $179,000 as of June 30, 2013 and December 31, 2012, respectively. Unbilled accounts receivable represent charges for services delivered to customers for which invoices have not yet been generated by the billing system. Prior to the delivery of services or equipment and supplies to customers, the Company performs certain certification and approval procedures to ensure collection is reasonably assured and that unbilled accounts receivable is recorded at net amounts expected to be paid by customers and third-party payors. Billing delays can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources, interim transactions occurring between cycle billing dates established for each customer within the billing system and new sleep centers awaiting assignment of new provider enrollment identification numbers. In the event that a third-party payor does not accept the claim for payment, the customer is ultimately responsible.

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

Note 3 – Discontinued Operations

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

The operating results of ApothecaryRx and the Company’s other discontinued operations (discontinued internet sales division and discontinued film operations) for the six months ended June 30, 2013 and 2012 are summarized below:

	2013	2012
Revenues	$—	$—

Income (loss) before taxes:
ApothecaryRx	175,115	(45,762)
Other	14,306	(34,449)
Income tax (provision)	—	—

Income (loss) from discontinued operations, net of tax	$189,421	$(80,211)

The balance sheet items for discontinued operations are summarized below:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$3,907	$7,511
Other current assets	23,705	11,761

Total assets	$27,612	$19,272

Payables and accrued liabilities	$356,322	$370,669

As noted above, the Company’s other discontinued operations generated net income (loss) of $14,306 and ($34,449) during the six months ended June 30, 2013 and 2012, respectively, which was attributable to the Company’s discontinued film operations. The Company’s discontinued internet sales division did not have any net income (loss) during the six months ended June 30, 2013 and 2012.

Note 4 – Other Assets

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s chief medical officer. Under the agreement, the purchase price was to be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests would not be transferred to the Company until the final payment was made on the Transfer Date. Prior to the Transfer Date, the Company did not have any control over the operation of MSS. In addition, the Company was not obligated to continue to make the semi-monthly payments and could rescind the agreement at any time. As a result, the Company would not record the MSS purchase until the Transfer Date. As of June 30, 2013, the Company has incurred cumulative semi-monthly payments of $300,000. In July 2013, the Company exercised its right to rescind the agreement. As a result, the installment payments made to date were written-off and are reflected as a write-down of deferred purchase consideration in the accompanying consolidated condensed income statement. As of December 31, 2012, the cumulative installment payments were included in other assets in the accompanying consolidated condensed balance sheet.

Note 5 – Borrowings

The Company’s long-term debt as of June 30, 2013 and December 31, 2012 are as follows:

	Rate (1)	Maturity Date	June 30, 2013	December 31, 2012
Short-term Debt
Notes payable to shareholder	8%	Jul. 2013	$2,373,310	$1,536,518

Long-term Debt
Bank line of credit	6%	Dec. 2013	$12,217,206	$12,643,683
Senior bank debt	6%	Dec. 2013	3,932,585	4,091,872
Notes payable on equipment	6%	Dec. 2013	66,821	137,972
Sleep center notes payable	6%	Jan. 2015	43,804	56,100
Notes payable on vehicles	2.9 - 3.9%	Jun. 2013 - Dec. 2013	3,119	13,547
Equipment capital lease	8.2 - 11.5%	Jan. 2015 - Feb. 2015	108,852	138,385

Total			16,372,387	17,081,559
Less: Current portion of long-term debt			(16,312,347)	(16,976,934)

Long-term debt			$60,040	$104,625

(1)	Effective rate as of June 30, 2013

At June 30, 2013, future maturities of long-term debt were as follows:

Twelve months ended June 30,
2014	$16,312,347
2015	60,040
2016	—
2017	—
2018	—
Thereafter	—

On August 31, 2012, December 31, 2012, March 1, 2013 and April 2, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082 and 351,710, respectively, for a total of $2,373,310. The interest rate on the notes is 8% and the maturity date of the notes is July 31, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank. On July 22, 2013, the Company converted all amounts owed to Mr. Oliver into shares of the Company’s common stock. See “Note 10 – Subsequent Events” for additional information.

On July 22, 2013, the Company’s subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), the Company and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. The Company, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, the Company and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000.00, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, the Company, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of July 22, 2013, the outstanding principal amount of the New Note was $10,691,262.

Personal Guaranty. Under the New Loan Agreement, the Guarantor unconditionally guarantees payment of Borrower’s obligations owed to Arvest Bank and Borrower’s performance under the New Loan Agreement and related documents. Guarantor’s liability is limited to $2,919,000.

Maturity Dates. The maturity date of the New Note is December 31, 2013.

Interest Rate. The outstanding principal amount of the New Note bears interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 6% (“Floor Rate”).

Interest and Principal Payments. Provided the Borrowers are not in default, the New Note is payable in monthly payments of accrued and unpaid interest. The entire unpaid principal balance of the New Note plus all accrued and unpaid interest thereon will be due and payable on December 31, 2013.

Use of Proceeds. All proceeds of the New Note were used solely for the refinancing of the existing indebtedness owed to Arvest Bank; and other costs the Company incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.

Collateral. Payment and performance of our obligations under the Arvest Credit Facility are collateralized by the assets of the Borrowers and the limited personal guaranty of the Guarantor. If we sell any assets which are collateral for the New Note, then subject to certain exceptions and without the consent of Arvest Bank, such sale proceeds must be used to reduce the amounts outstanding to Arvest Bank.

Default and Remedies. In addition to the general defaults of failure to perform our obligations and those of the Guarantor, default also includes collateral casualties, misrepresentation, bankruptcy, entry of a judgment of $50,000 or more, or failure of first liens on collateral. In the event a default is not cured within 10 days or in some case five days following notice of the default by Arvest Bank (and in the case of failure to perform a payment obligation for three times with notice), Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable.

Deposit Account Control Agreement. The Company has entered into a Deposit Control Agreement (“Deposit Agreement”) with Arvest Bank and Valliance Bank covering the deposit accounts that we have at Valliance Bank. The Deposit Agreement requires Valliance Bank to comply with instructions originated by Arvest Bank directing the disposition of the funds held by us at Valliance Bank without our further consent. Without Arvest Bank’s consent, we cannot close any of our deposit accounts at Valliance Bank or open any additional accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Agreement only in the event of an uncured default under the Loan Agreement, as amended.

Debt Service Coverage Ratio. Based on the latest four rolling quarters, the Company has agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:

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

Positive EBITDA. Beginning on March 31, 2013, and on the last day of each quarter thereafter, the Company’s EBITDA (“earnings before interest, taxes, depreciation and amortization”) must be positive for such immediately ended quarter. “Positive EBITDA” for any period means the net income for that period: (a) plus the following for such period to the extent deducted in calculating such net income, without duplication: (i) interest expense, (ii) all income tax expense; (iii) depreciation and amortization expense; and (iv) non-cash charges constituting intangible impairment charges, equity compensation and fixed asset impairment charges; (b) but, and in all cases, excluding from the calculation of EBITDA: (i) any extraordinary items (as determined in accordance with GAAP); and (ii) onetime or non-recurring gains or losses associated with the sale or disposition of any business, asset, contract or lease.

Compliance with Financial Covenants. Arvest Bank has waived the financial covenants related to the Company’s Debt Service Coverage Ratio, Positive EBITDA and minimum net worth through December 31, 2013 which is the maturity date of the New Note.

Note 6 – Restructuring Charges

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

Restructuring charges during the three and six months ended June 30, 2013 were $898,832 and $399,617 respectively. There were no restructuring charges during 2012.

During the six months ended June 30, 2013, the activity in the accruals for restructuring charges established for lease termination and other exit costs were as follows:

	Lease Termination Costs	Other Exit Costs	Total
Balance at January 1, 2013	$—	$—	$—
Restructuring charges	812,758	86,074	898,832
Adjustments for lease settlements	(499,215)	—	(499,215)

Net restructuring charges	313,543	86,074	399,617
Cash payments	(88,111)	(74,253)	(162,364)

Balance at June 30, 2013	$225,432	$11,821	$237,253

Note 7 – Commitments and Contingencies

Legal Issues: The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the six months ended June 30, 2013 and 2012, the Company did not incur any material costs or settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 8 – Fair Value Measurements

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 30, 2013, the fair value of the Company’s long-term debt, including the current portion was determined to be $10 million. The fair value of the Company’s debt was valued using Level 3 inputs. At June 30, 2012 the Company’s long-term debt, including the current portion approximated its carrying value.

Note 9 – Related Party Transactions

On October 1, 2012 the Company entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, the Company’s chief medical officer. Under the agreement, the purchase price was to be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests would not be transferred to the Company until the final payment was made on the Transfer Date. Prior to the Transfer Date, the Company did not have any control over the operation of MSS. In addition, the Company was not obligated to continue to make the semi-monthly payments and could rescind the agreement at any time. As a result, the Company would not record the MSS purchase until the Transfer Date. As of June 30, 2013, the Company has incurred cumulative semi-monthly payments of $300,000. In July 2013, the Company exercised its right to rescind the agreement. As a result, the installment payments made to date were written-off and are reflected as a write-down of deferred purchase consideration in the accompanying condensed consolidated income statement. As of December 31, 2012, the cumulative installment payments were included in other assets in the accompanying condensed consolidated balance sheet.

On October 1, 2012 the Company entered into a management services agreement with MSS to provide certain administrative staffing and other support to the back office operations of MSS. MSS is owned by Dr. Steven Hull, our Chief Medical Officer. The term of the management services agreement is five years and renews automatically for successive five year periods unless either party provides 90 day written notice of termination. Prior to the current agreement, the Company provided similar services to MSS under other arrangements. The total management fees received from MSS during the six months ended June 30, 2013 and 2012 were approximately $129,000 and $156,000, respectively.

On August 31, 2012, December 31, 2012, March 1, 2013 and April 2, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082 and $351,710, respectively, for a total of $2,373,310. The interest rate on the notes is 8% and the maturity dates of the notes are July 31, 2013. All principal and interest outstanding are due on the maturity date. Mr. Oliver is one of the Company’s greater than 5% shareholders and affiliates. The promissory notes are subordinate to the Company’s credit facility with Arvest Bank. The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank.

As of June 30, 2013 and December 31, 2012, the Company had $11,000 and $33,000, respectively, on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain sleep center capital notes totaling approximately $44,000 and $56,000 at June 30, 2013 and December 31, 2012, respectively. The interest rates on the notes are fixed at 6.0%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, the Company executed a lease agreement with City Place, LLC (“City Place”) for the Company’s new corporate headquarters and offices. Under the lease agreement, the Company pays monthly rent of $17,970 from April 1, 2012 to June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs the Company incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the six months ending June 30, 2013, the Company incurred approximately $42,000 in lease expense under the terms of the lease. As of June 30, 2013 and December 31, 2012, the Company has accrued but unpaid rent to City Place of approximately $216,000 and $108,000, respectively.

The Company’s previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During the six months ended June 30, 2012, the Company incurred approximately $32,000 in lease expense under the terms of the lease. In addition, during six months ended June 30, 2013 and 2012, the Company paid Oklahoma Tower approximately $10,000 and $21,000, respectively, for employee parking under a month to month agreement

Note 10 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

Foundation Transaction – On July 22, 2013, the Company acquired 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of the Company’s common stock and promissory note in the amount of $2,000,000, of which $250,000 was paid on July 24, 2013. The effective date of the Foundation acquisition was July 1, 2013. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. As a result of the reverse merger, the Company’s historical operating results will only include the results of Foundation.

The initial accounting for the Foundation transaction has not been completed as it will require the completion of audits for FSA and FSHA. In addition, the Company must complete a fair value analysis of its assets and liabilities as of July 1, 2013 in order to record the reverse merger transaction. As a result of the initial accounting being incomplete, the following disclosures have been omitted:

•	The acquisition date fair value amounts used to record the reverse merger transaction.

•	The pro forma revenue and earnings of the combined entity as though the reverse-merger had occurred on January 1, 2013 and 2012, respectively.

Arvest Debt – On July 22, 2013, the Company’s subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), the Company and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. The Company, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, the Company and Borrowers are indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000.00, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, the Company, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of July 22, 2013, the outstanding principal amount of the New Note was $10,691,262. See “Note 5 – Borrowings” for additional information about the Arvest Debt.

Arvest Loan Participation – On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, the Company entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the Company’s common stock. The Company purchased the participation in the last $6,000,000 of the principle amount due under the Arvest credit facility.

Roy T. Oliver Note – On July 22, 2013, the Company issued a promissory note in the original principal amount of $5,648,290 in favor of Roy T. Oliver (the “Oliver Note”). The principal amount of the Oliver Note represents the amount Mr. Oliver, a Guarantor under the Prior Agreement, paid to Arvest Bank in full satisfaction of his limited guaranty. Mr. Oliver is not a guarantor of the New Note.

The Oliver Note bears interest at an annual rate of 8.0% and is unsecured and subordinated to the New Loan Agreement. In the event the Company defaults on the Oliver Note, and the event of default is not cured in a timely manner, the lender has the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Events of default under the Oliver Note include the failure of the Company to pay the Oliver Note when due, the Company’s assignment for the benefit of creditors or admission of its inability to pay debts as they become due, the commencement of bankruptcy or similar proceedings by or against the Company. or an event of default occurs under the Loan Agreement. The Oliver Note matures on July 31, 2013 provided that, if the New Loan Agreement as in effect on such maturity date does not permit the Company to repay the Oliver Note, then the maturity date is continued until such time as the Arvest loan is refinanced or the provisions of the Loan Agreement permits repayment.

Oliver Debt Conversion – On August 31, 2012, December 31, 2012, March 1, 2013, April 1, 2013 and July 22, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082, $351,470 and $5,648,290, respectively, for a total of $8,021,360 (collectively referred to as the “Oliver Notes”). The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank. On July 22, 2013, the Company issued Mr. Oliver 17,970,295 shares of common stock for full satisfaction of the Oliver Notes including principal and accrued interest owed thereon of $114,263.

Preferred Interest Financing Transaction – On March 13, 2013, the Company’s wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering is comprised of 152 units (“FHE Unit”). Each FHE Unit is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. On July 22, 2013, FHE and the Company completed the sale of 68 FHE Units for total consideration received was $7,140,000.

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests. The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014. The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions. The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $2.00 per share.

The proceeds from the FHE Units allocated to the Class B membership units were used to fund a portion of the Tyche Transaction described below.

Tyche Transaction – On March 31, 2013, the Company and its wholly-owned subsidiary, TSH Acquisition, LLC (“TSH”) entered into an Asset Purchase Agreement (the “Tyche Agreement”) with Tyche Health Enterprises, LLC (“Tyche”) which was subsequently amended on March 31, 2013 and July 22, 2013. The Tyche Agreement provides for the purchase of the preferred membership interests that Tyche owns in certain subsidiaries of FSHA and FSA under a Membership Interest Purchase Agreement, dated July 17, 2007, between Tyche and Foundation Surgery Holdings, L.L.C. (“FSH”), Foundation Weightwise Holdings, L.L.C. (nka FSHA), Foundation Healthcare Affiliates, L.L.C. (“FHA”) as well as the right to various equity interest in the affiliates of FSH, FSA and FHA (collectively “Foundation”).

The transactions under the Tyche Agreement were closed on July 22, 2013. Under the Tyche Agreement, TSH purchased from Tyche (i) all of Tyche’s right, title and interest in the Membership Interest Purchase Agreement; (ii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSH and the right to various equity interests in the affiliates of FSH; (iii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSHA and the right to various equity interest in the affiliates of FSHA; and (iv) all of Tyche’s right, title and interest in any preferred or non-preferred ownership interest in any Foundation entities that have been acquired as a result of the Membership Interest Purchase Agreement.

Under the Tyche Agreement, TSH paid $11,102,372 in cash to Tyche and Tyche related entities and TSH issued promissory notes totaling $2,339,905 to Tyche and Tyche related entities for total consideration of $13,442,277. The promissory notes bear interest at annual rate of 11.5% and mature on August 1, 2013 with all principal and interest being due at that time. On August 1, 2013, the Company paid-off two of the promissory notes totaling $474,305. Management is in the process of extending the terms on the remaining note in the amount of $1,865,600.

As further consideration for the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of the Company’s common stock. The warrants issued included:

1.	Five year warrants for the purchase of a total of 1,937,500 shares of the Company’s common stock at a strike price of $1.00 per share;

2.	Seven and one-half year warrants for the purchase of a total of 3,516,204 shares of the Company’s common stock at a strike price of $1.35 per share; and

3.	Ten year warrants for the purchase of a total of 2,296,296 shares of the Company’s common stock at a strike price of $1.60 per share.

Valliance Loan Agreement – On July 22, 2013, the Company’s subsidiary, FHE executed a loan agreement and a promissory note in the amount of $5,100,000 payable to Valliance Bank. The note bears interest at annual rate of 10% and FHE is required to make quarterly payments of interest beginning on October 15, 2013. FHE is required to make one principal payment of $728,571 on August 15, 2014. The note matures on July 22, 2015 at which time all outstanding principal and accrued interest is due. The proceeds of the note, net of a $100,000 loan origination fee, were used to help fund FHE’s purchase of the preferred interests of FHA and FSHA from Tyche. The loan agreement requires FHE to prepay a portion of the loan upon the completion of a sale of FSHA’s equity interest in a hospital located in Sherman, TX. The promissory note is secured by the Company’s equity interests in TSH Acquisition, LLC. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

Restructuring Plan – During July 2013, the Company closed four of its sleep diagnostic and therapy facilities and implemented a plan to close a fifth location. The facilities are located in Oklahoma and Georgia and are being closed because the revenue from these facilities has not met expectations and is not adequate to offset the fixed operating costs of these locations.

The Company expects to record restructuring charges in connection with the closure of these facilities with respect to the remaining lease obligations for the facilities, severance payments to affected employees and other write-downs. The remaining lease obligations and severance payments are estimated to be approximately $132,000 and $56,000, respectively, and will be recorded in the third quarter of 2013. All cash payments related to the severance costs are expected to be paid during the third quarter of 2013. The cash payments for the remaining lease obligations will continue for the life of the respective leases which extend through September 2014.

On July 17, 2013, the Company implemented a plan to sell certain sleep diagnostic and therapy facilities. The facilities identified as held for sale were selected because the revenue from these facilities have not met expectations and are not adequate to offset fixed operating costs. If a sale of these facilities cannot be achieved within an acceptable time frame, then these facilities will be closed. The time frame for achieving a sale or closing the site ranges from July 31, 2013 to August 31, 2013. The facilities identified are located in Oklahoma, Texas, Nevada, Kansas, Missouri and Iowa.

As a result of identifying these sites as held for sale, the related assets, liabilities, results of operations and cash flows of the identified sites will be classified as discontinued operations in the Company’s consolidated financial statements for periods after June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Graymark Healthcare, Inc. is organized under the laws of the State of Oklahoma and is a provider of care management solutions to the sleep disorder market with independent sleep care centers and hospital sleep diagnostic programs operated in the United States. We provide comprehensive diagnosis and care management solutions for patients suffering from sleep disorders.

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

Foundation Transaction

On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC (“FSA”) and Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of the Company’s common stock and promissory note in the amount of $2,000,000, of which $250,000 was paid on July 24, 2013. The effective date of the Foundation acquisition was July 1, 2013. For financial reporting purposes, the transaction will be recorded as a reverse merger and Foundation will be considered the accounting acquirer. As a result of the reverse merger, our historical operating results will only include the results of Foundation.

The Company intends to operate the Foundation businesses along with its existing sleep management solutions business. FSA and FSHA own and manage ambulatory surgery centers (“ASC” or “ASCs”) and surgical hospitals with facilities located in Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas. Foundation typically owns a minority ownership in its facilities with ownership ranging from 10% to 28%. However, Foundation does own over 51% in two of its larger hospitals located in San Antonio and El Paso, Texas. The Foundation facilities collectively offer a portfolio of specialties ranging from relatively intensive specialties such as orthopedics and neurosurgery to low-surgery-intensive specialties such as pediatric ENT (tubes / adenoids), pain management and gastroenterology. The Foundation facilities are located in freestanding buildings or medical office buildings.

Sleep Business Overview

As of June 30, 2013, we operated 88 sleep diagnostic and therapy centers in 10 states; 20 of which are located in our facilities with the remaining centers operated under management agreements. There are certain noncontrolling interest holders in some of our testing facilities, who are typically physicians in the geographical area being served by the diagnostic sleep testing facility.

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

Restructuring Plan

During July 2013, we closed four of our sleep diagnostic and therapy facilities and implemented a plan to close a fifth location. The facilities are located in Oklahoma and Georgia and are being closed because the revenue from these facilities has not met expectations and is not adequate to offset the fixed operating costs of these locations.

We expect to record restructuring charges in connection with the closure of these facilities with respect to the remaining lease obligations for the facilities, severance payments to affected employees and other write-downs. The remaining lease obligations and severance payments are estimated to be approximately $132,000 and $56,000, respectively, and will be recorded in the third quarter of 2013. All cash payments related to the severance costs are expected to be paid during the third quarter of 2013. The cash payments for the remaining lease obligations will continue for the life of the respective leases which extend through September 2014.

On July 17, 2013, we implemented a plan to sell certain sleep diagnostic and therapy facilities. The facilities identified as held for sale were selected because the revenue from these facilities have not met expectations and are not adequate to offset fixed operating costs. If a sale of these facilities cannot be achieved within an acceptable time frame, then these facilities will be closed. The time frame for achieving a sale or closing the site ranges from July 31, 2013 to August 31, 2013. The facilities identified are located in Oklahoma, Texas, Nevada, Kansas, Missouri and Iowa.

As a result of identifying these sites as held for sale, the related assets, liabilities, results of operations and cash flows of the identified sites will be classified as discontinued operations in our consolidated financial statements for periods beginning after June 30, 2013.

Liquidity Overview

As of June 30, 2013, we had an accumulated deficit of $61.8 million and reported a net loss of $4.2 million for the six months ended June 30, 2013. In addition, we used $0.5 million in cash from operating activities from continuing operations during the six months ended June 30, 2013. On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) in exchange for 114.5 million shares of our common stock and a demand note payable for $2 million, of which $250,000 was paid on July 24, 2013. We expect the new combined entity to generate positive cash flow; however our legacy Graymark business has a significant working capital deficiency. As of June 30, 2013, we had a working capital deficiency of $5.1 million (excluding short-term debt and current portion of long-term debt of $18.6 million). In addition, our lenders have placed restrictions on the amount of cash we can transfer from Foundation to our parent entity or our sleep business subsidiaries. We have significantly delayed payments to our vendors and service providers as a result of our working capital deficiency. We expect to negotiate discounts and/or payment plans with many of our vendors and service providers; however, there is no assurance that some of them will not take legal action against us which could have a negative impact on our liquidity. See “Liquidity and Capital Resources” for additional information.

Future Focus of Graymark

In conjunction with the Foundation transaction and restructuring plan, we expect to significantly curtail our existing sleep diagnostic and therapy business and focus on the Foundation business plan and acquisition opportunities that will be synergistic with the Foundation business.

Results of Operations

The following table sets forth selected results of our operations for the three and six months ended June 30, 2013 and 2012. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three and Six Month Periods Ended June 30, 2013 and 2012

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenues:
Services	$1,808,442	$3,166,931	$3,888,969	$6,543,726
Product sales	633,111	1,144,976	1,460,793	2,131,048

	2,441,553	4,311,907	5,349,762	8,674,774
Cost of services	920,847	1,373,552	1,886,165	2,736,935
Cost of sales	257,887	402,082	571,712	797,194
Selling, general and administrative	2,571,909	3,788,287	5,331,598	7,472,703
Bad debt expense	116,441	354,775	293,917	652,655
Impairment of goodwill	—	3,041,000	—	3,041,000
Write-down of deferred purchase consideration	300,000	—	300,000	—
Restructuring charges	(499,215)	—	399,617	—
Depreciation and amortization	237,391	335,537	505,850	607,236
Net other expense	306,896	283,170	593,988	572,198

Loss from continuing operations, before taxes	(1,770,603)	(5,266,496)	(4,533,085)	(7,205,147)
Provision for income taxes	—	3,498	—	—

Loss from continuing operations, net of taxes	(1,770,603)	(5,262,998)	(4,533,085)	(7,205,147)
Discontinued operations, net of taxes	134,862	(47,810)	189,421	(80,211)

Net loss	(1,635,741)	(5,310,808)	(4,343,664)	(7,285,358)
Less: Noncontrolling interests	(84,030)	(48,788)	(131,559)	(93,241)

Net loss attributable to Graymark Healthcare	$(1,551,711)	$(5,262,020)	$(4,212,105)	$(7,192,117)

Discussion of Three Month Periods Ended June 30, 2013 and 2012

Services revenues declined $1.4 million or 42.9% during the three months ended June 30, 2013 compared with the second quarter of 2012. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our Hospital/ Outreach locations, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. The decrease in revenues from sleep diagnostic services during the second quarter of 2013 compared to the second quarter of 2012 was due to a $0.9 million decrease at our IDTF locations and a $0.5 million decrease at our Hospital/Outreach locations.

The $0.9 million decline in IDTF revenues compared to the second quarter of 2012 was due to the following:

•	A decrease in the number of sleep studies performed at our existing sleep labs in the second quarter of 2013 compared to the second quarter of 2012 resulted in a decrease of $0.5 million;

•	The closure of four of our IDTF sleep labs during the first quarter of 2013 resulted in a decrease of $0.2 million in revenue compared to the second quarter of 2012; and

•	A lower average reimbursement per sleep study performed at our existing sleep labs in the second quarter of 2013 compared to the second quarter of 2012 resulted in a decrease of $0.2 million.

The $0.5 million decrease in Hospital/Outreach revenues during the three months ended June 30, 2013 compared to the second quarter of 2012 was due to the following:

•	The loss of hospital contracts in 2013 resulted in a decrease in revenue of $0.3 million compared to the second quarter of 2012; and

•	Lower volume levels in our base (open for more than one year) hospital and outreach facilities resulted in a decrease in revenue of $0.2 million compared to the second quarter of 2012.

Product sales revenues from our sleep therapy business decreased $0.5 million or 44.7% during the three months ended June 30, 2013 compared with the second quarter of 2012. The decrease was due to a $0.3 million reduction in revenue from the initial set-up of CPAP devices and a $0.2 million decrease in revenue from supply sales.

The reduction in CPAP set-up revenues was due to a $0.3 million reduction related to lower set-up volumes compared to the second quarter of 2012, partially offset by a $0.1 million increase in revenues due to a higher overall average revenue per set-up compared to the second quarter of 2012. The reduced volumes were driven by a combination of lower sleep study volumes at our IDTF locations and product supply shortages resulting from our inability to obtain additional credit from some of our vendors in the second quarter of 2013. The increase in rate is primarily due to changes in both product and payor mix.

Cost of services decreased $0.5 million or 33.0% during the three months ended June 30, 2013 compared with the second quarter of 2012. The decrease in cost of services is due to a $0.6 million decrease due to the lower volume of sleep studies performed offset by an increase in the average cost per study of $0.1 million compared to the second quarter of 2012. Lower volumes unfavorably impacts technician labor efficiency resulting in the higher costs per study.

Cost of services as a percent of service revenue was 50.9% and 43.4% during the three months ended June 30, 2013 and 2012, respectively. The increase in the cost of service as a percent of revenue is primarily due to the decrease in volumes. The utilization efficiency of our sleep technician staff is reduced at lower volume levels as it becomes more difficult to maximize the ratio of technicians to patients. As a result, we are not able to reduce labor costs at the same rate as revenue related to lost volume, increasing our cost of service percentage.

Cost of sales from our sleep therapy business decreased $0.1 million or 35.9% during the three months ended June 30, 2013 compared with the second quarter of 2012 due primarily to lower volumes of both set-ups and supply sales. In addition, cost of sales as a percent of product sales was 40.7% and 35.1% during the three months ended June 30, 2013 and 2012, respectively. The increase in the cost of sales percentage was due to an overall average higher cost per supply item driven in part by lost discounts and pricing advantages due to our credit standing with our vendors and the mix of products sold.

Selling, general and administrative expenses decreased $1.2 million or 32.1% to $2.6 million from $3.8 million during the three months ended June 30, 2013, compared with the second quarter of 2012. The decrease in selling, general and administrative expenses was primarily due to:

•	A decrease in field operating expense of $0.4 million primarily due to expense reductions associated with the closing of IDTF sleep labs and therapy locations during the first quarter of 2013;

•	A decrease in central office support costs of $0.5 million due to staff and other expense reductions related to the site closures and lower volumes at existing locations; and

•	A decrease in corporate overhead expense of $0.3 million related to reductions in labor expense and professional service fees.

Bad debt expense decreased $0.2 million during the three months ended June 30, 2013, compared with the second quarter of 2012. Bad debt as a percent of revenue was 4.8% and 8.2% for the second quarter of 2013 and 2012, respectively. The decrease in bad debt expense was due to a combination of improved collections related to contracting with an Extended Business Office (EBO) to manage our collection processes related to patient receivables allowing internal staff to focus on third party collections, new processes designed to increase the amount of patient portion of service fees collected at the time of service and a shift in our sleep study volume to more hospital/outreach business which has a shorter collection cycle and lower collection risk.

Write-down of deferred purchase consideration represents the deferred purchase price payments for the membership interests of Midwest Sleep Specialists (“MSS”). On October 1, 2012, we entered into a purchase agreement to acquire 100% of the membership interests of MSS located in Kansas City, Missouri, for a purchase price of $720,000. Under the agreement, the purchase price was to be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests would not be transferred to us until the final payment is made on the Transfer Date. We were not obligated to continue to make the semi-monthly payments and could rescind the agreement at any time. We exercised this right in July 2013 and as a result the cumulative semi-monthly payments, totaling $300,000, which had been capitalized and included in other assets in our consolidated balance sheets, were charged to operating expense.

Impairment of goodwill – Based on our sleep study trends and forecasted cash flows at each business unit, we determined that impairment indicators existed during the second quarter of 2012. Based on assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers exceeded their fair value. Accordingly, in June 2012, we recorded a noncash impairment charge on goodwill of $3.0 million. We did not have a goodwill impairment charge in the second quarter of 2013.

Restructuring charges resulted in income or a credit of $0.5 million during the three months ended June 30, 2013. On January 7, 2013, we implemented a plan to close four of its sleep diagnostic facilities (two of the locations also had therapy facilities). The facilities were located in Oklahoma and Texas and were closed because the revenue from the facilities had not met expectations and was not adequate to offset the fixed operating costs of the locations. Two of the facilities were operated through January 11, 2013 and two of the facilities were operated through January 31, 2013. We recorded restructuring charges of $0.9 million in connection with the closure of these facilities which included $0.8 million for lease termination costs with respect to the remaining lease obligations for the facilities and $0.1 million for other exit costs including severance payments to affected employees and other write-downs. In the second quarter of 2013, we were able to successfully negotiate a lease termination agreement with one of the facilities. As a result of this agreement, we adjusted our restructuring charge in the second quarter to reflect this reduction in future lease liability. We did not have restructuring charges in the second quarter of 2012.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million compared to the second quarter of 2012. The decrease was primarily due to the elimination of amortization as a result of the impairment recorded against our intangible assets during the fourth quarter of 2012.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense was flat during the three months ended June 30, 2013 compared with the second quarter of 2012.

Discontinued operations represent the net income (loss) from the operations of East, ApothecaryRx and our other discontinued operations. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. During the second quarter of 2013, the income from discontinued operations is primarily due to a decrease in our estimate for future potential lease liabilities at our former ApothecaryRx locations that have outstanding lease obligations.

Noncontrolling interests were allocated approximately $84,000 and $49,000 of net loss during the three months ended June 30, 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $1.6 million during the second quarter of 2013, compared to a net loss of approximately $5.3 million during the second quarter of 2012.

Discussion of Six Month Periods Ended June 30, 2013 and 2012

Services revenues declined $2.7 million or 40.6% during the six months ended June 30, 2013 compared with the first half of 2012. Our sleep diagnostic services are performed in two environments, our independent diagnostic testing facilities (“IDTF”) and at contracted client locations (“Hospital/Outreach”). For studies performed in our IDTF locations, we generally bill third-party payors for the sleep study. In our Hospital/ Outreach locations, we are paid a contracted fee per study performed. In our more rural outreach locations, our contracted rates are typically higher due to the additional costs associated with servicing more remote locations. Our urban hospital agreements tend to be at a lower rate due to the reimbursement environment and lower costs to serve. The decrease in revenues from sleep diagnostic services during the first six months of 2013 compared to the first six months of 2012 was due to a $1.9 million decrease at our IDTF locations, a $0.7 million decrease at our Hospital/Outreach locations and a $0.1 million decrease in clinic and other revenues.

The $1.9 million decline in IDTF revenues compared to the first six months of 2012 was due to the following:

•	A decrease in the number of sleep studies performed at our existing sleep labs in the first six months of 2013 compared to the first six months of 2012 resulted in a decrease of $1.1 million;

•	The closure of four of our IDTF sleep labs during the first quarter of 2013 resulted in a decrease of $0.5 million in revenue compared to the first six months of 2012; and

•	A lower average reimbursement per sleep study performed at our existing sleep labs in the first six months of 2013 compared to the first six months of 2012 resulted in a decrease of $0.3 million.

The $0.7 million decrease in Hospital/Outreach revenues during the six months ended June 30, 2013 compared to the first half of 2012 was due to the following:

•	The loss of hospital contracts in the first six months of 2013 resulted in a decrease in revenue of $0.4 million compared to the first six months of 2012;

•	Lower volume levels in our base hospital and outreach facilities resulted in a decrease in revenue of $0.2 million compared to the first six months of 2012; and

•

Periodically, we receive revenues from performing research studies at our clinics in Kansas City, Missouri. The volume of research studies is sporadic and is driven by the physicians who lead the studies. During the first six months of 2013, we performed 5 research sleep studies compared to 111 in the first six months of 2012 which resulted in a decrease in revenue of approximately $0.1 million.

The $0.1 million decrease in clinic and other revenues is due to the closing of our clinic operations in 2012 and lower fees from other service agreements.

Product sales revenues from our sleep therapy business decreased $0.7 million or 31.5% during the six months ended June 30, 2013 compared with the first six months of 2012. The decrease was due to a $0.4 million reduction in revenue from the initial set-up of CPAP devices and a $0.3 million decrease in revenue from supply sales.

The reduction in CPAP set-up revenues was due to a $0.5 million reduction related to lower set-up volumes compared to the second quarter of 2012, partially offset by a $0.1 million increase in revenues due to a higher overall average revenue per set-up compared to the first six months of 2012. The reduced volumes were driven by a combination of lower sleep study volumes at our IDTF locations and product supply shortages resulting from our inability to obtain additional credit from some of our vendors in the second quarter of 2013. The increase in rate is primarily due to changes both product and payor mix.

The reduction in CPAP supply revenue was due to lower supply volumes compared to the first six months of 2012 due to a combination of lower set-up volumes and product supply shortages resulting from tour credit standing with vendors in the second quarter of 2013.

Cost of services decreased $0.9 million or 31.1% during the six months ended June 30, 2013 compared with the first six months of 2012. The decrease in cost of services is due to a $1.0 million decrease due to the lower volume of sleep studies performed offset by an increase in the cost per study totaling $0.1 million compared to the second quarter of 2012. Lower volumes unfavorably impacts technician labor efficiency, resulting in the higher costs per study.

Cost of services as a percent of service revenue was 48.5% and 41.8% during the six months ended June 30, 2013 and 2012, respectively. The increase in the cost of service as a percent of revenue is primarily due to the decrease in volumes. The utilization efficiency of our sleep technician staff is reduced at lower volume levels as it becomes more difficult to maximize the ratio of technicians to patients. As a result, we are not able to reduce labor costs at the same rate as revenue related to lost volume, increasing our cost of service percentage.

Cost of sales from our sleep therapy business decreased $0.2 million or 28.3% during the six months ended June 30, 2013 compared with the first six months of 2012 due primarily to lower volumes of both set-ups and supply sales. In addition, cost of sales as a percent of product sales was 39.1% and 37.4% during the six months ended June 30, 2013 and 2012, respectively. The increase in the cost of sales percentage was due to an overall average higher cost per supply item driven in part by lost discounts and pricing advantages due to our credit standing with certain vendors in the second quarter of 2013 and the mix of products sold.

Selling, general and administrative expenses decreased $2.1 million or 28.7% to $5.3 million from $7.4 million during the six months ended June 30, 2013, compared with the first six months of 2012. The decrease in selling, general and administrative expenses was primarily due to:

•	A decrease in field operating expense of $0.8 million primarily due to expense reductions associated with the closing of IDTF sleep labs and therapy locations during the first quarter of 2013; and

•	A decrease in central office support costs of $0.9 million due to staff and other expense reductions related to the site closures and lower volumes at existing locations; and

•	A decrease in corporate overhead expense of $0.5 million related to reductions in labor expense and professional service fees.

Bad debt expense decreased $0.4 million during the six months ended June 30, 2013, compared with the first six months of 2012. Bad debt as a percent of revenue was 5.5% and 7.5% for the first six months of 2013 and 2012, respectively. The decrease in bad debt expense was due to a combination of improved collections related to contracting with an Extended Business Office (EBO) to manage our collection processes related to patient receivables allowing internal staff to focus on third party collections, new processes designed to increase the amount of patient portion of service fees at the time of service and a shift in our sleep study volume to more hospital/outreach business which has a shorter collection cycle and lower collection risk.

Write-down of deferred purchase consideration represents the deferred purchase price payments for the membership interests of Midwest Sleep Specialists (“MSS”). On October 1, 2012, we entered into a purchase agreement to acquire 100% of the membership interests of MSS located in Kansas City, Missouri, for a purchase price of $720,000. Under the agreement, the purchase price was to be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests would not be transferred to us until the final payment is made on the Transfer Date. We were not obligated to continue to make the semi-monthly payments and could rescind the agreement at any time. We exercised this right in July 2013 and as a result the cumulative semi-monthly payments, totaling $300,000, which were formerly included in other assets in our consolidated balance sheets, were charged to operating expense.

Impairment of goodwill – Based on our sleep study trends and forecasted cash flows at each business unit, we determined that impairment indicators existed during the second quarter of 2012. Based on assumptions similar to those that market participants would make in valuing our business units, we determined that the carrying value of goodwill related to our sleep centers exceeded their fair value. Accordingly, in June 2012, we recorded a noncash impairment charge on goodwill of $3.0 million. We did not have a goodwill impairment charge in the first half of 2013.

Restructuring charges were $0.4 million during the six months ended June 30, 2013. On January 7, 2013, we implemented a plan to close four of our sleep diagnostic facilities (two of the locations also had therapy facilities). The facilities were located in Oklahoma and Texas and were closed because the revenue from the facilities had not met expectations and was not adequate to offset the fixed operating costs of the locations. Two of the facilities were operated through January 11, 2013 and two of the facilities were operated through January 31, 2013. We recorded restructuring charges of $0.9 million in connection with the closure of these facilities which included $0.8 million for lease termination costs with respect to the remaining lease obligations for the facilities and $0.1 million for other exit costs including severance payments to affected employees and other write-downs. In the second quarter of 2013, we were able to successfully negotiate a lease termination agreement with one of the facilities. As a result of this agreement, we adjusted our restructuring charge $0.5 million in the second quarter to reflect this reduction in future lease liability. We did not have restructuring charges in the second quarter of 2012.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million compared to the first six months of 2012. The decrease was primarily due to the elimination of amortization as a result of the impairment recorded against our intangible assets during the fourth quarter of 2012.

Net other expense represents interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense was flat during the six months ended June 30, 2013 compared with the first six months of 2012.

Discontinued operations represent the net income (loss) from the operations of East, ApothecaryRx and our other discontinued operations. In May 2011 and December 2010, we completed the sale of substantially all of the assets of East and ApothecaryRx, respectively. As a result, the related assets, liabilities, results of operations and cash flows of East and ApothecaryRx have been classified as discontinued operations. In addition, we have discontinued operations related to our discontinued internet sales division and discontinued film operations. During the first six months of 2013, the income from discontinued operations is primarily due to a decrease in our estimate for future potential lease liabilities at our former ApothecaryRx locations that have outstanding lease obligations.

Noncontrolling interests were allocated approximately $132,000 and $93,000 of net loss during the six months ended June 30, 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our SDC Holdings subsidiaries that are not wholly-owned.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of approximately $4.2 million during the first six months of 2013, compared to a net loss of approximately $7.2 million during the first six months of 2012.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of June 30, 2013, our liquidity and capital resources included cash and cash equivalents of $0.1 million and working capital deficit of $23.7 million. As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $0.3 million and working capital deficit of $20.2 million.

Cash used in operating activities from continuing operations was $0.5 million during the six months ended June 30, 2013 compared to $2.7 million for the first six months of 2012. During the six months ended June 30, 2013, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $3.6 million. The primary sources of cash from operating activities from continuing operations during the first six months of 2013 were increases in accounts payable, accrued liabilities and other liabilities totaling $1.9 million and decreases in accounts receivable, inventories and other assets totaling $1.3 million. During the six months ended June 30, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net of non-cash adjustments) of $2.8 million and an increase in accounts receivable and other assets totaling $1.1 million. The primary sources of cash from operating activities from continuing operations in the first six months of 2012 was a net increase in accounts payable and accrued liabilities of $1.2 million.

Cash provided by discontinued operations for the six months ended June 30, 2013 was $0.2 million compared to the first six months of 2012 when discontinued operations provided $0.7 million which included $1.0 million received from the final proceeds of the ApothecaryRx Indemnity Escrow Fund

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2013 was approximately $30,000 compared to the first six months of 2012 when investing activities from continuing operations used $1.0 million. Investing activities during the first six months of 2012 were primarily related to the purchase of leasehold improvements and sleep equipment for new sleep labs and leasehold improvements at our corporate office location.

There were no investing activities from discontinued operations during the six months ended June 30, 2013 and 2012.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2013 was $0.1 million compared to the first six months of 2012 when financing activities from continuing operations used $0.8 million. During the six months ended June 30, 2013 and 2012, we made debt payments of $0.7 million and $1.0 million, respectively. During the six months ended June 30, 2013 and 2012, we received $0.8 and $0.2 million, respectively, in debt proceeds.

As of June 30, 2013, we had an accumulated deficit of $61.8 million and reported a net loss of $4.2 million for the six months ended June 30, 2013. In addition, we used $0.5 million in cash from operating activities from continuing operations during the six months ended June 30, 2013. On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) in exchange for 114.5 million shares of our common stock and a demand note payable for $2 million, of which $250,000 was paid on July 24, 2013. We expect the new combined entity to generate positive cash flow; however our legacy Graymark business has a significant working capital deficiency. As of June 30, 2013, we had a working capital deficiency of $5.1 million (excluding short-term debt and current portion of long-term debt of $18.6 million). In addition, our lenders have placed restrictions on the amount of cash we can transfer from Foundation to our parent entity or our sleep business subsidiaries. We have significantly delayed payments to our vendors and service providers as a result of our working capital deficiency. We expect to negotiate discounts and/or payment plans with many of our vendors and service providers; however, there is no assurance that some of them will not take legal action against us which could have a negative impact on our liquidity.

Arvest Credit Facility

On July 22, 2013, our subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), we and Mr. Stanton Nelson (the “Guarantor” and our chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. We, the Borrowers, the Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, we and the Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, we, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of July 22, 2013, the outstanding principal amount of the New Note was $10,691,262.

Personal Guaranty. Under the New Loan Agreement, the Guarantor unconditionally guarantees payment of Borrower’s obligations owed to Arvest Bank and Borrower’s performance under the New Loan Agreement and related documents. Guarantor’s liability is limited to $2,919,000.

Maturity Dates. The maturity date of the New Note is December 31, 2013.

Interest Rate. The outstanding principal amount of the New Note bears interest at the greater of the prime rate as reported in the “Money Rates” section of The Wall Street Journal (the “WSJ Prime Rate”) or 6% (“Floor Rate”).

Interest and Principal Payments. Provided the Borrowers are not in default, the New Note is payable in monthly payments of accrued and unpaid interest. The entire unpaid principal balance of the New Note plus all accrued and unpaid interest thereon will be due and payable on December 31, 2013.

Use of Proceeds. All proceeds of the New Note were used solely for the refinancing of the existing indebtedness owed to Arvest Bank; and other costs we were incurred by Arvest Bank in connection with the preparation of the loan documents, subject to approval by Arvest Bank.

Collateral. Payment and performance of our obligations under the Arvest Credit Facility are secured by the assets of the Borrowers and the limited personal guaranty of the Guarantor. If we sell any assets which are collateral for the New Note, then subject to certain exceptions and without the consent of Arvest Bank, such sale proceeds must be used to reduce the amounts outstanding to Arvest Bank.

Default and Remedies. In addition to the general defaults of failure to perform our obligations and those of the Guarantor, default also includes collateral casualties, misrepresentation, bankruptcy, entry of a judgment of $50,000 or more, or failure of first liens on collateral. In the event a default is not cured within 10 days or in some case five days following notice of the default by Arvest Bank (and in the case of failure to perform a payment obligation for three times with notice), Arvest Bank will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable.

Deposit Account Control Agreement. We have entered into a Deposit Control Agreement (“Deposit Agreement”) with Arvest Bank and Valliance Bank covering the deposit accounts that we have at Valliance Bank. The Deposit Agreement requires Valliance Bank to comply with instructions originated by Arvest Bank directing the disposition of the funds held by us at Valliance Bank without our further consent. Without Arvest Bank’s consent, we cannot close any of our deposit accounts at Valliance Bank or open any additional accounts at Valliance Bank. Arvest Bank may exercise its rights to give instructions to Valliance Bank under the Deposit Agreement only in the event of an uncured default under the Loan Agreement, as amended.

Debt Service Coverage Ratio. Based on the latest four rolling quarters, the Company has agreed to continuously maintain a “Debt Service Coverage Ratio” of not less than 1.25 to 1. Debt Service Coverage Ratio is, for any period, the ratio of:

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

Positive EBITDA. Beginning on March 31, 2013, and on the last day of each quarter thereafter, the Company’s EBITDA (“earnings before interest, taxes, depreciation and amortization”) must be positive for such immediately ended quarter. “Positive EBITDA” for any period means the net income for that period: (a) plus the following for such period to the extent deducted in calculating such net income, without duplication: (i) interest expense, (ii) all income tax expense; (iii) depreciation and amortization expense; and (iv) non-cash charges constituting intangible impairment charges, equity compensation and fixed asset impairment charges; (b) but, and in all cases, excluding from the calculation of EBITDA: (i) any extraordinary items (as determined in accordance with GAAP); and (ii) onetime or non-recurring gains or losses associated with the sale or disposition of any business, asset, contract or lease.

Compliance with Financial Covenants. Arvest Bank has waived the financial covenants related to the Company’s Debt Service Coverage Ratio, Positive EBITDA and minimum net worth through December 31, 2013 which is the maturity date of the New Note.

Arvest Loan Participation

On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, we entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the Company’s common stock. We purchased the participation in the last $6,000,000 of the principle amount due under the Arvest credit facility.

Roy T. Oliver Note

On July 22, 2013, we issued a promissory note in the original principal amount of $5,648,290 in favor of Roy T. Oliver (the “Oliver Note”). The principal amount of the Oliver Note represents the amount Mr. Oliver, a Guarantor under the Prior Agreement, paid to Arvest Bank in full satisfaction of his limited guaranty. Mr. Oliver is not a guarantor of the New Note.

The Oliver Note bears interest at an annual rate of 8.0% and is unsecured and subordinated to the New Loan Agreement. In the event the Company defaults on the Oliver Note, and the event of default is not cured in a timely manner, the lender has the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. Events of default under the Oliver Note include the failure of the Company to pay the Oliver Note when due, the Company’s assignment for the benefit of creditors or admission of its inability to pay debts as they become due, the commencement of bankruptcy or similar proceedings by or against the Company. or an event of default occurs under the Loan Agreement. The Oliver Note matures on July 31, 2013 provided that, if the New Loan Agreement as in effect on such maturity date does not permit the Company to repay the Oliver Note, then the maturity date is continued until such time as the Arvest loan is refinanced or the provisions of the Loan Agreement permits repayment.

Oliver Debt Conversion

On August 31, 2012, December 31, 2012, March 1, 2013, April 1, 2013 and July 22, 2013, we executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082, $351,470 and $5,648,290, respectively, for a total of $8,021,360 (collectively referred to as the “Oliver Notes”). The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank. On July 22, 2013, the Company issued Mr. Oliver 17,970,295 shares of common stock for full satisfaction of the Oliver Notes including principal and accrued interest owed thereon of $114,263.

Preferred Interest Financing Transaction

On March 13, 2013, our wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering is comprised of 152 units (“FHE Unit”). Each FHE Unit is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. On July 22, 2013, FHE and the Company completed the sale of 68 FHE Units for total consideration received was $7,140,000.

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests. The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014. The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions. The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $2.00 per share.

The proceeds from the FHE Units allocated to the Class B membership units were used to fund a portion of the Tyche Transaction described below.

Tyche Transaction

On March 31, 2013, we and our wholly-owned subsidiary, TSH Acquisition, LLC (“TSH”) entered into an Asset Purchase Agreement (the “Tyche Agreement”) with Tyche Health Enterprises, LLC (“Tyche”) which was subsequently amended on March 31, 2013 and July 22, 2013. The Tyche Agreement provides for the purchase of the preferred membership interests that Tyche owns in certain subsidiaries of FSHA and FSA under a Membership Interest Purchase Agreement, dated July 17, 2007, between Tyche and Foundation Surgery Holdings, L.L.C. (“FSH”), Foundation Weightwise Holdings, L.L.C. (nka FSHA), Foundation Healthcare Affiliates, L.L.C. (“FHA”) as well as the right to various equity interest in the affiliates of FSH, FSA and FHA (collectively “Foundation”).

The transactions under the Tyche Agreement were closed on July 22, 2013. Under the Tyche Agreement, TSH purchased from Tyche (i) all of Tyche’s right, title and interest in the Membership Interest Purchase Agreement; (ii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSH and the right to various equity interests in the affiliates of FSH; (iii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSHA and the right to various equity interest in the affiliates of FSHA; and (iv) all of Tyche’s right, title and interest in any preferred or non-preferred ownership interest in any Foundation entities that have been acquired as a result of the Membership Interest Purchase Agreement.

Under the Tyche Agreement, TSH paid $11,102,372 in cash to Tyche and Tyche related entities and TSH issued promissory notes totaling $2,339,905 to Tyche and Tyche related entities for total consideration of $13,442,277. The promissory notes bear interest at annual rate of 11.5% and mature on August 1, 2013 with all principal and interest being due at that time. On August 1, 2013, we paid-off two of the promissory notes totaling $474,305. We are in the process of extending the terms on the remaining note in the amount of $1,865,600.

As further consideration for the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of the Company’s common stock. The warrants issued included:

•	Five year warrants for the purchase of a total of 1,937,500 shares of the Company’s common stock at a strike price of $1.00 per share;

•	Seven and one-half year warrants for the purchase of a total of 3,516,204 shares of the Company’s common stock at a strike price of $1.35 per share; and

•	Ten year warrants for the purchase of a total of 2,296,296 shares of the Company’s common stock at a strike price of $1.60 per share.

Valliance Loan Agreement

On July 22, 2013, our subsidiary, FHE executed a loan agreement and a promissory note in the amount of $5,100,000 payable to Valliance Bank. The note bears interest at annual rate of 10% and FHE is required to make quarterly payments of interest beginning on October 15, 2013. FHE is required to make one principal payment of $728,571 on August 15, 2014. The note matures on July 22, 2015 at which time all outstanding principal and accrued interest is due. The proceeds of the note, net of a $100,000 loan origination fee, were used to help fund FHE’s purchase of the preferred interests of FHA and FSHA from Tyche. The loan agreement requires FHE to prepay a portion of the loan upon the completion of a sale of FSHA’s equity interest in a hospital located in Sherman, TX. The promissory note is secured by the Company’s equity interests in TSH Acquisition, LLC. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at June 30, 2013 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$2,420,776	$—	$—	$—	$2,420,776
Long-term debt (1)	17,186,650	91,370	—	—	17,278,020
Operating leases	883,051	1,113,858	559,824	1,708,000	4,264,733
Other long-term liabilities (2)	467,152	508,284	295,512	12,522	1,283,470

	$20,957,629	$1,713,512	$855,336	$1,720,522	$25,246,999

(1)	Includes principal and interest obligations.
(2)	Represents contingent purchase consideration on our acquisition of Village Sleep Center in December 2011 and future minimum lease payments included in accrual of restructuring charges.

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

A summary of the Days Sales Outstanding (“DSO”) and management’s expectations follows:

	June 30, 2013		December 31, 2012
	Actual	Expected	Actual	Expected
Sleep diagnostic business	61.64	60 to 65	68.44	65 to 70
Sleep therapy business	71.53	65 to 70	62.72	65 to 70

Diagnostic DSO decreased in the first half of 2013 compared to the end of 2012 due to changes in our collections process and an increased percentage of our business coming from our outreach/hospital business compared to our IDTF and DME business. Specifically, we have contracted with an Extended Business Office (EBO) to manage the collection of our patient receivables. This resulted in an increased focus on the collection of these accounts while also allowing internal staff to focus on collecting amounts from third party payors. In addition, we modified our collection process at the time of service in an effort to increase the amounts initially collected from patients at that time. Additionally, our volumes at IDTF locations have decreased in the first half of 2013 compared to 2012 while our outreach/hospital volumes have remained more consistent. We are paid a fee per study from our contracted facilities in our outreach/hospital business typically on a bi-monthly basis contributing to a lower overall DSO for our diagnostic business. As a result our expectation for DSO in the first half of 2013 was reduced to 60 to 65 days. Therapy DSO increased due primarily to timing issues related to the decrease in revenue. Our accounts receivable balances did not decrease at the same rate as revenue in the first half of 2013 resulting in the increase. We expect this issue to continue in the third quarter as we wind down our DME operations and our A/R balances continue to age as we work though final collections.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Foundation Transaction. On July 22, 2013, in connection with the Acquisition, we issued 114,500,000 shares of common stock to Foundation Healthcare Affiliates, LLC, which represents on a post-transaction basis, approximately 70% of our outstanding common stock. We issued these shares in consideration of the acquisition of the membership interests of Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC. No underwriters were involved.

Loan Participation. On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, we entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the our common stock. No underwriters were involved.

Oliver Debt Conversion. On August 31, 2012, December 31, 2012, March 1, 2013, April 1, 2013 and July 22, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082, $351,470 and $5,648,290, respectively, for a total of $8,021,360 (collectively referred to as the “Oliver Notes”). The Company used the proceeds from the notes to fund its payment obligations to Arvest Bank. On July 22, 2013, the Company issued Mr. Oliver 17,970,295 shares of common stock for full satisfaction of the Oliver Notes including principal and accrued interest owed thereon of $114,263. No underwriters were involved.

Preferred Interest Financing Transaction. On July 22, 2013, in connection with the Preferred Interest Financing Transaction, the sale by our subsidiary FHE and the issuance of 68 FHE Units, we issued 680,000 shares of common stock to the purchasers of the FHE Units. In addition, the FHE Units are convertible into shares of our common stock at the option of the holder at a conversion price of $2.00 per share or currently 3,400,000 shares of our common stock. If all 152 FHE Units are issued, we would issue, in the aggregate 1,520,000 shares of restricted stock and the 152 FHE Units would be convertible for up to 7,600,000 shares of our common stock. No underwriters were involved.

Tyche Transaction. On July 22, 2013, in connection with the purchase of membership interests we issued to Tyche Health Enterprises, LLC and related entities the following warrants exercisable for our common stock: (i) five year warrants for the purchase of a total of 1,937,500 shares of our common stock at a strike price of $1.00 per share; (ii) seven and one-half year warrants for the purchase of a total of 3,516,204 shares of our common stock at a strike price of $1.35 per share; and (iii) ten year warrants for the purchase of a total of 2,296,296 shares of the Company’s common stock at a strike price of $1.60 per share. No underwriters were involved.

Item 3.	Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

We do not have anything to report under this Item.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.2+	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 22, 2013 among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC.

10.3+	Promissory Note (Demand), dated July 22, 2013, in favor of Foundation Healthcare Affiliates, LLC.

10.4	Promissory Note, dated April 2, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2013.

10.5+	Promissory Note, dated July 22, 2013, in favor of Roy T. Oliver.

10.6+	Closing Agreement 2, dated May 21, 2013, among Roy T. Oliver, Graymark Healthcare, Inc., TSH Acquisition, LLC, Foundation Healthcare Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC, and Foundation Surgery Affiliates, LLC.

10.7+	Second Amended And Restated Loan Agreement, dated July 22, 2013, among SDC Holdings, LLC, ApothecaryRx, LLC, Graymark Healthcare, Inc., Stanton M. Nelson, and Arvest Bank.

10.8+	Amended and Restated Promissory Note, dated July 22, 2013, made by SDC Holding, LLC and ApothecaryRx, LLC in favor of Arvest Bank.

10.9+	Participation Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank.

10.10+	Subscription Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank.

10.11+	Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank.

10.12+	Promissory Note, dated July 22, 2013, made by Foundation Health Enterprises, LLC in favor of Valliance Bank.

10.13+	Consent, Ratification, Acknowledgement and Amendment to Loan Documents Agreement, dated July 22, 2013, among Legacy Bank, Foundation Healthcare Affiliates, LLC, Graymark Healthcare, Inc., TSH Acquisition LLC, Foundation Surgery Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC and other indirect subsidiaries of the registrant.

10.14+	Asset Purchase Agreement, dated March 31, 2013, between Tyche Health Enterprises, LLC and TSH Acquisition, LLC.

10.14.1+	Letter Agreement, dated July 22, 2013, between Tyche Health Enterprises, LLC, TSH Acquisition, LLC and Graymark Healthcare, Inc.

10.15+	Form of Five Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC.

10.16+	Form of Seven Year Common Stock Purchase Warrant (2,296,296 shares of common stock at $1.35 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC.

10.17+	Form of Ten Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.60 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC.

10.18+	Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC.

10.19	Indemnification Agreement with each of Thomas Michaud and Dr. Robert Moreno, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2013

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 14, 2013