Form 10-K/A
period 2012-12-31
Graymark Healthcare, Inc.
filed 2013-10-29
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of October 29, 2013, 163,513,276 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 pursuant to General Instruction G(3) to Form 10-K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K.

This Form 10-K/A does not reflect our acquisition of Foundation Surgical Hospital Affiliates, LLC and Foundation Surgery Affiliates, LLC (collectively “Foundation”) on July 22, 2013 or other events occurring after the filing of the original Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012 originally filed with the Securities and Exchange Commission on April 1, 2013.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain information regarding our directors, including information furnished by them as to their principal occupations and business experience for the past five years, certain directorships held by each director within the past five years, their respective ages as of October 28, 2013 and the year in which each became a director of our Company:

Name	Age	Position with the Company	Director Since
Thomas Michaud	66	Chairman of the Board and Directors	2013
Stanton Nelson.	42	Chief Executive Officer and Director	2003
Joseph Harroz, Jr.	46	Director	2007
Scott R. Mueller (1)(2)(3)	42	Director	2009
Steven L. List (1)(2)(3)	46	Director	2008
Robert A. Moreno, M.D.(1)(2)(3)	58	Director	2013

(1)	Serves on our Compensation Committee.
(2)	Serves on our Audit Committee.
(3)	Serves on our Nominating and Governance Committee.

Thomas Michaud was appointed as Chairman of the Board, effective July 22, 2013. Mr. Michaud founded Foundation Surgery Affiliates, LLC (“FSA”) in January 1996 and currently serves as Chief Executive Officer of FSA and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”). Mr. Michaud’s responsibilities include marketing the Foundation program to potential surgeon partners, developing new geographic and product markets for the company, along with medium and long term corporate planning and strategy. Prior to founding FSA, Mr. Michaud held the positions of Chief Operating Officer and Chief Financial Officer of a regional surgery center management company. After graduating from Boston College with a Bachelor of Science degree in Accounting, Mr. Michaud earned his CPA certificate while serving as a staff accountant with the international accounting firm, Ernst & Young. Mr. Michaud’s experience also includes a position as a partner in a local CPA firm, acting as Chief Operating Officer of a regional wholesale company, along with holding the upper management positions of Manager of Management Information Systems and Manager of Materials at an aerospace company. Mr. Michaud’s qualifications to serve on our Board of Directors include his service as Foundation’s Chief Executive Officer, his experience in commercial enterprises in diverse industries and his background in public accounting.

Stanton Nelson was named as our Chief Executive Officer during January 2008 and has served as one of our directors since August 2003 and our Chairman of the Board from July 2008 until June 2011. In addition to his position with Graymark, Mr. Nelson currently serves and since September 2001 has served as Executive Vice President of R.T. Oliver Investment Company, a privately-held company engaged in oil and gas exploration, retail and commercial real estate and banking. R.T. Oliver Investments is controlled by Roy T. Oliver, one of our greater than 5% shareholders. Mr. Nelson also serves on the board of directors of Valliance Bank as its Vice Chairman. Previously, from July 1996 to January 2000 Mr. Nelson was the Chief Executive Officer of Monroe-Stephens Broadcasting, a privately-held company that owned and operated radio stations in Southwest Oklahoma and Dallas, Texas. Mr. Nelson began his career as a staff member for United States Senator David Boren. Mr. Nelson has a Bachelor of Business Administration in business management from the University of Oklahoma. Mr. Nelson’s qualifications to serve on our Board of Directors include his service as our Chief Executive Officer, his prior experience as a chief executive officer and his experience in commercial enterprises in diverse industries.

Joseph Harroz, Jr. has served as one of our directors since December 2007. Mr. Harroz is currently the Dean of the University of Oklahoma, College of Law and Vice President of the University; positions he has held since July 2010. Previously, Mr. Harroz served as our President from July 2008 until June 2010 and Chief Operating Officer from July 2008 until September 2009. Mr. Harroz served as Vice President and General Counsel of the Board of Regents, University of Oklahoma since 1996 and has been an Adjunct Professor, University of Oklahoma

Law School since 1997 and has served as the Managing Member of Harroz Investments, LLC (commercial enterprise) since 1998. He is also a member and Chairman of the Board of Trustees of Waddell and Reed Ivy Funds and a Trustee of Waddell and Reed Advisors Funds, both open-ended mutual fund complexes managed by Waddell and Reed; a Consultant for MTV Associates (2004 to 2005); and serves as a Director of Valliance Bank (beginning in 2004), Mewbourne Family Support Organization (2000 to present), Norman Economic Development Coalition (2004 to 2008) and Oklahoma Foundation for Excellence (2008 to present). Mr. Harroz’ qualifications to serve on our Board of Directors include his experience as our President as well as a general counsel and a director of various companies. He is able to provide a depth of knowledge as to best practices in corporate governance as well as provide advice on transactional matters.

Scott Mueller has served as one of our directors since July 2008. Mr. Mueller is currently the Chief Financial Officer of American Energy Partners, having joined in March 2013. From October 2011 until March 2013, Mr. Mueller was the Chief Financial Officer for Arcadia Resources, an oil and gas business. Mr. Mueller was a partner at the private equity firm of Hall Capital Partners from July 2009 until October 2011 when he joined Arcadia Resources. Prior to joining Hall Capital Partners, he was a partner at TLW Investments from June 2008 to July 2009. He was employed at Goldman Sachs from 1999 through May 2008, most recently as a vice president in the Private Wealth Management group from 2002 through 2008. Mr. Mueller earned a Masters of Business Administration from the University of Texas in 1999 and graduated from the Honors College at Michigan State University in 1992 with a Bachelor of Arts in General Administration-Pre Law. Mr. Mueller also serves on the board of ProspX, Inc. Mr. Mueller’s qualifications to serve on our Board of Directors include his experience as a chief financial officer as well as his experience in private equity and financial matters which provide us advice in operational, financial and transactional matters.

Steven L. List has served as one of our directors since December 2009. Mr. List is a Managing Director at Mount Kellett Asset Management, an investment firm, having joined in April 2012. Previously, Mr. List was a Managing Director at CRG Partners, a financial advisory firm, having joined in February 2011. Mr. List was an independent consultant who provided financial advisory and transaction services to companies from June 2008 to February 2011. Previously, Mr. List was Senior Vice President and Chief Financial Officer of Mattress Giant Corporation from February 2002 to June 2008 and served as a Managing Director of Crossroads, LLC from December 1998 to January 2002. From May 1995 to November 1998, he served as Senior Manager, Corporate Restructuring at KPMG, LLP. Mr. List earned his BBA in accounting from the University of Oklahoma and is a certified public accountant and certified insolvency and restructuring advisor. Mr. List’s qualifications to serve on our Board of Directors include his experience as a chief financial officer of numerous companies in different industries which is relevant to our business as well as to provide us advice in financial and transactional matters.

Robert A. Moreno, M.D. became one of our directors on July 22, 2013. Dr. Moreno is a practicing physician with over 20 years experience in internal medicine and rehabilitative medicine. Dr. Moreno is the President of the El Paso Integrated Physicians Group, which he founded in 1990. Dr. Moreno has served as chief of staff and medical director of numerous hospitals including: Highlands Regional Rehabilitation Hospital, Rio Vista Rehabilitation Hospital and Southwestern General Hospital. Dr. Moreno graduated from University of Texas Medical Branch in 1980 and University of Ciudad Juarez in 1985 with a Doctorate of Medicine. Dr. Moreno’s qualifications to serve on our Board of Directors include his experience in health care as a practicing physician and on other boards of directors. His health care experience is relevant to us in gaining a better understanding of the relationships with our physician partners.

Director Independence

The Board of Directors has determined that Mr. Harroz, Mr. Mueller, Mr. List and Dr. Moreno are “independent,” as independence is defined in the listing standards for the Nasdaq Stock Market. Accordingly, four of the six directors are independent. Dr. Edward S. Dakil and Ms. Jamie Hopping who served as our directors until July 22, 2013 were “independent” during 2013 and until their resignations in July 2013.

Non-Director Executive Officers

Mark R. Kidd, 47, was named our Chief Financial Officer in May 2012 and has served as our Secretary since August 2003. From July 2008 to May 2012, Mr. Kidd served as our SEC Reporting Manager. Mr. Kidd previously served as our Chief Financial Officer from August 2003 until July 2008. Mr. Kidd is also Chief Executive Officer of C&L Supply, Inc., a privately-held wholesale distribution company which serves customers in seven states, a position he has held since July 2009. From July 2004 until July 2009, Mr. Kidd served as Chief Financial Officer of C&L Supply. Mr. Kidd served as a director of Access Plans, Inc. from May 2008 until May 2012 including serving as Chairman of the Audit Committee. Access Plans, Inc. is a former publicly-held company and a leading provider of consumer membership plans and healthcare savings membership plans. Mr. Kidd served as Chief Financial Officer of Access Plans USA, Inc. (formerly Precis, Inc.), a former publicly-held company primarily engaged in the providing of healthcare savings plans to the uninsured, from August 1999 until January 2002 and as a director from January 2000 until February 2002. He also served as President, Chief Operating Officer, and a Director of Foresight, Inc. a wholly-owned subsidiary of Access Plans USA, Inc. from February 1999 until January 2002. Mr. Kidd also spent approximately 9 years in public accounting. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.

Grant Christianson, 44, was named our Chief Accounting Officer in November 2010 and previously served as our Chief Financial Officer from April 2009 until November 2010. Mr. Christianson has served as Vice President for Finance and Accounting of ApothecaryRx, LLC since August 2006. Prior to becoming Vice President for Finance and Accounting of ApothecaryRx, Mr. Christianson was a principal in a financial operations consulting firm that he founded in 2005. Previously he held financial management positions within Novartis Medical Nutrition and McKesson Medication Management. Mr. Christianson is a member of the American Institute of Certified Public Accountants, and he received a Bachelor of Accountancy from the University of North Dakota.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2012, we believe that each person who, at any time during 2012, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2012 except that Mr. Nelson reported five transactions late on one Form 4 and Messrs. Harroz, List and Mueller and Dr. Dakil each reported one late transaction on a single Form 4.

Code of Business Conduct and Ethics

In May 2010, we adopted a revised code of business conduct and ethics that applies to all of our employees, officers and directors, and includes additional standards of conduct for our principal executive, financial and accounting officers and all persons responsible for financial reporting. See “Certain Relationships and Related Party Transactions.” Our code of business conduct and ethics is available on our website at www.graymarkhealthcare.com under “Investors-Corporate Governance.” Information on, or accessible through, our website is not part of this filing. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

The Audit Committee, is established in accordance with Section 3(a)(58)(A) of the Exchange Act, is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. All of the members of the Audit Committee are “independent directors” as defined in Rule 5605 of the NASDAQ Stock Market, Inc. marketplace rules (the “NASDAQ rules”), and one member, Scott R. Mueller, serves as the Audit Committee’s financial expert. The Audit Committee is comprised of Scott R. Mueller (Chair), Steven L. List and Robert A. Moreno, M.D.

The Audit Committee operates under a written charter adopted by the Board, which is available on the Company’s website at www.graymarkhealthcare.com under “Investors-Corporate Governance.”

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives which includes our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer (“Named Executive Officers”):

The Named Executive Officers for 2012 are: Stanton Nelson, Chief Executive Officer; Mark R. Kidd, Chief Financial Officer and Grant A. Christianson, Chief Accounting Officer.

The Compensation Committee of our Board of Directors determines the compensation for our Named Executive Officers. The responsibility of our Compensation Committee is to establish, implement and continually monitor adherence to our compensation philosophy, as well as ensure that the total compensation is fair, reasonable, competitive and consistent with the interests of our stockholders.

Overview of Executive Officer Compensation

We have not engaged an independent consultant to compare the primary elements of our executive compensation against a peer group of comparable companies. Furthermore, we have not found a direct peer in the sleep order diagnostic and treatment industry with publicly-available information. However, we have utilized a weighted composite of base pay, incentive compensation and stock and options awards to create a focal point of total cash compensation that consisted of base pay and incentive cash compensation. In the future, our Compensation Committee may consider obtaining a study of companies within our current operating industries that are similar in size, revenues and earnings to our current profile to assist in establishing executive officer compensation levels and composition.

We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Prior to 2008, the only non-cash incentive awards were annual grants of stock options exercisable for the purchase of our common stock shares at or above the closing sale price of our stock on the date of grant. In 2012, we adopted our Amended and Restated 2008 Long-Term Incentive Plan (“Amended 2008 Plan”) that received shareholder approval in May 2012. In 2012, we also adopted performance-based compensation measures, under the Amended 2008 Plan, called “Performance Criteria” which means the criteria that the Compensation Committee selects for purposes of establishing the performance goals for an individual for a particular performance period selected by the Compensation Committee (provided such period shall not be less than 12 months). The Performance Criteria (which shall be applicable to the organizational level specified by the Compensation Committee, including, but not limited to, the Company or a unit, division, group, or subsidiary of the Company) that will be used to establish performance goals shall be based on the following: earnings before interest, taxes, depreciation and amortization, net income (loss) (either before or after interest, taxes, depreciation and/or amortization), changes in the market price of the Common Stock, economic value-added, funds from operations or similar measure, sales or revenue, acquisitions or strategic transactions, operating income (loss), cash flow (including, but not limited to, operating cash flow and free cash flow), return on capital, assets, equity, or investment, stockholder returns, return on sales, gross or net profit levels, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings (loss) per share of Common Stock, sales or market shares and number of customers, any of which may be measured either in absolute terms or as compared to any incremental increase or as compared to results of a peer group.

We believe in engaging the best available talent in critical managerial functions and this may result in our having to negotiate individually with executives who have retention packages in place with other employers or who have specific compensation requirements. Accordingly, our Compensation Committee may determine that it is in our and our shareholders’ best interests that we negotiate a compensation package with an individual that deviates from our standard compensation practices. Similarly, our Compensation Committee may authorize compensation arrangements outside of the normal annual review cycle in order to address a retention issue.

In 2012, Stanton Nelson, who served as our Chief Executive Officer participated in discussions with the Compensation Committee on executive compensation other than his executive officer compensation. We expect that Mr. Nelson will participate in discussions with other members of our executive management team in the drafting of our compensation plans and policies, including earnings targets and operating results. To the extent that members of management participate in executive compensation discussions with our Compensation Committee, they do so only on an advisory basis, and final determination of executive compensation matters is made by the Committee.

We currently do not have any ownership guidelines requiring our executives to hold a minimum ownership interest in our common stock shares. We believe that our Amended and Restated 2008 Long-Term Incentive Plan provides compensation in a manner that aligns our executives’ interests with those of our shareholders in furtherance of growth and creation of shareholder value.

Summary of 2012 Performance Compared to 2011

During 2012, we primarily focused on maintaining our existing sleep diagnostic and therapy business and our acquisition of Foundation Surgery Affiliates, LLC and Foundation Surgical Hospital Affiliates, LLC (collectively “Foundation”) which closed on July 22, 2013. Subsequent to the Foundation transaction, our primary focus is the execution of the Foundation business plan which includes operating surgical hospitals and surgery centers. In addition, we anticipate that our existing strategy of providing diagnosis and care management solution for patients suffering from sleep disorders would be significantly curtailed.

During 2012, we incurred significant operating losses and were impacted by a lack of capital resources. As of December 31, 2012, we had an accumulated deficit of $57.6 million and reported a net loss of $22.4 million for 2012.

	2012	2011	% Change
Results from Operations:
Services and product sales	$16,961,102	$17,509,794	(3.1)%
Impairment of goodwill and intangible assets	14,787,165	—	100.0%
Loss from continuing operations, before taxes	(22,568,153)	(6,403,652)	252.4%
Income (loss) from discontinued operations, net of taxes	(224,470)	291,155	(177.1)%
Net loss attributable to Graymark Healthcare	(22,449,703)	(5,894,409)	285.1%

Summary of Total Compensation Earned for 2012 Compared to 2011

Because we did not achieve our performance goals for 2012, the Named Executive Officers did not earn any awards under our incentive plan for 2012. As discussed below under “Components of Executive Compensation – 2012 Bonus Incentive Plan”, we would have had to achieve at least 100% of the established targets for 2012 in order for the Key Executives and Senior Executives to have earned the minimum 50% payout under our performance-based plans.

Although we did not meet our financial targets for 2012, we made substantial progress in our efforts to acquire Foundation. However, due to the prolonged time period for completing the Foundation transaction and our limited liquidity and capital resources, the original forecast for 2012 no longer represented an achievable forecast for the year. Our 2012 Bonus Incentive Plan was based on achieving the original forecast and did not take into consideration the infrastructure changes needed as a result of our limited liquidity and capital resources. During 2012, our Chief Executive Officer did earn a bonus under the 2012 Bonus Incentive Plan for completing certain operational projects.

The following table summarizes total compensation earned by each Named Executive Officer for 2012 as compared to 2011. The increase in compensation for fiscal 2012 from fiscal 2011 is principally due to the discretionary cash bonus. See the “Summary Compensation Table” for a detail breakdown of compensation for each Named Executive Officer.

	2012	2011	% Change
Named Executive Officer
Stanton Nelson,
Chief Executive Officer	$361,400	$111,000	226%
Mark R. Kidd
Chief Financial Officer and Secretary (1)	$103,800	$76,500	36%
Edward M. Carriero, Jr.
Former Chief Financial Officer (2)	$85,200	$200,000	(57%)
Grant A. Christianson
Chief Accounting Officer	$162,000	$162,000	—%

(1)	Mr. Kidd became our Chief Financial Officer in May 2012 and was previously our SEC Reporting Manager.
(2)	Mr. Carriero resigned as our Chief Financial Officer in May 2012

Elements of Executive Compensation

Compensation of our executive officers in 2012 was comprised primarily of:

•	base salaries,

•	performance-based annual cash incentives,

•	awards under our equity compensation plans (stock awards and stock options), and

•	perquisites and other employee benefits.

In an effort to ensure the continued competitiveness of our executive compensation policies, the Committee, in setting base salaries and bonuses and making annual and long-term incentive awards, considered the prior levels of executive compensation, and the compensation paid to executives of our competitors.

The incentive portions of an executive’s compensation (stock awards and stock option awards) are intended to achieve the Committee’s goal of aligning any executive’s interests with those of our shareholders and with our operating performance. The stock awards and stock option awards or grants place the recipient executive officers or other employee at risk and are linked to the effect our operating results have on the market price of our common stock and effectively are designed (in the near- and long-term) to benefit our shareholders through increased value in the event favorable operating results are achieved. As a further condition, the executive officer is required to remain in our employ in order to become fully vested or obtain full unrestricted ownership of the awarded common stock shares. As a result, during years of favorable operating results our executives are provided the opportunity to participate in the increase in the market value of our common stock, much like our shareholders. Conversely, in years of less favorable operating results, the compensation of our executives may be below competitive levels. Generally, higher-level executive officers have a greater level of their compensation placed at risk.

Executive Base Salaries. We provide a base salary for our executives to compensate them for their services during the fiscal year. Other than as established pursuant to negotiated long-term employment agreements, because we have a limited number of employees, we have not formulated a policy setting base salary ranges by position or responsibility. In determining the base salary for each employee, the Compensation Committee considers:

•	the performance of the executive;

•	our operating performance and results; and

•	internal factors including previously agreed upon contractual commitments, the executive’s compensation relative to other officers, and changes in job responsibility.

We currently have an employment agreement with Stanton Nelson.

Performance-based annual cash incentives. The Compensation Committee believes that a substantial portion of each executive’s compensation should tie directly to our financial performance. Our compensation program includes eligibility for an annual performance-based cash incentive opportunity for Chief Executive Officer and Chief Financial Officer as well as selected non-executive employees. The Committee believes that an annual cash incentive component of compensation is necessary to provide additional incentive to help achieve the annual goals, which ultimately benefit our stockholder value.

2012 Bonus Incentive Plan. Our 2012 Bonus Incentive Plan, which was established in May 2012, is an annual performance-based cash incentive plan. The participants include our Chief Executive Officer and our former Chief Financial Officer. For 2012, the 2012 Bonus Incentive Plan used EBITDA as the benchmark. We use EBITDA because it: (i) measures performance over the periods in which executives can have significant impact, (ii) is directly linked to our long-term growth plan, and (iii) is a key metric used by management and the board to assess our operating performance.

The target range of EBITDA for 2012 was approved by the Compensation Committee on March 16, 2012. Our executives were eligible to receive a cash incentive award ranging from 100% to 125% of their designated target opportunity (which is 100% of plan year base salary for the Key Executives and 35% of plan year base salary for the Senior Executives) if we achieved between 100% and 125% of an EBITDA target of ($0.2) million for 2012. Actual EBITDA for 2012 was ($5.6) million; accordingly, no awards were granted pursuant to the 2012 Bonus Incentive Plan.

Our Chief Executive Officer was also eligible to receive a cash bonus upon achieving the following individual performance targets:

•	Company fully functional on centralized scheduling, including any acquisition closed prior to June 30, 2012

•	Identify, close and integrate at least one acquisition (acquisitions identified and closed prior to year-end 2011 but integrated in fiscal year 2012 will count toward this goal)

•	Business development goals—obtain 20 new revenue sources (either hospital contracts or new labs)

•	Compliance goals—SOX compliant by fiscal year end 2012, and no internal control weaknesses identified by auditors, management or audit committee during the 2012 audit, and in good standing with all state and federal payors

•	Review, propose and implement a company-wide comp/incentive program with assistance and approval from the Compensation Committee

Our Chief Executive Officer earned a bonus of $60,000 under the 2012 Bonus Incentive Plan for achieving each of the performance objectives noted above. In September 2012, the Compensation Committee elected to give Mr. Nelson a discretionary bonus of $40,000 for his efforts related to the acquisition of Foundation.

Long-Term Equity Compensation Plan Awards and Grants. Stanton Nelson, our Chairman and Chief Executive Officer, was granted stock awards under our 2008 Amended and Restated Long-Term Incentive Plan in accordance with the terms of his employment agreement. Effectively, stock option grants to our executive officers and other employees will not provide any value to the recipient until the market price of our common stock exceeds the exercise price of the options. Stock awards have value on the date of grant (if granted without vesting restrictions) or on the date that they are no longer subject to forfeiture. The value of the stock awards is related to the price of our common stock. These stock options and restricted stock awards are accordingly tied to the stock price appreciation of our common stock, rewarding the executives and our other employees as if they share in the ownership of our common stock similar to that of our shareholders. The number of shares subject to options and number of restricted shares granted to each executive officer was determined based upon the expected value of our common stock and our historical practice of granting stock options to our executive officers and directors. Stock option grants and awards and restrictive stock awards are intended to:

•	enhance the link between the creation of shareholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives and other employees; and

•	maintain competitive levels of executive and non-executive compensation.

Other Benefits. Our executive officers receive other perquisites and benefits consistent with our goals of providing an overall compensation plan that is competitive in order to attract and retain key executives. The Compensation Committee believes that these perquisites and benefits are reasonable and periodically reviews our compensation policies. These perquisites and benefits include health insurance, life insurance, and other benefits available to all of our employees without discrimination.

We currently do not have a retirement plan, a savings plan, a deferred compensation plan, or any other benefit plan available to our executives, other than our 401(k) retirement plan that is generally available to our employees.

Termination Based Compensation. We have an employment agreement with our Chief Executive Officer. Upon termination of employment, our Chief Executive Officer is entitled to receive severance payments under their employment agreements in the event of terminations without justifiable cause. This employment agreement is discussed in detail below following the “Summary Compensation Table.” Our employment agreements do not contain any tax gross ups pursuant to Section 280(g) of the Internal Revenue Code.

Tax Implications. Under Section 162(m) of the Internal Revenue Code, certain executive compensation in excess of $1 million paid to a principal executive officer and the three most highly compensated executive officers (other than the principal executive officer) at the end of any fiscal year is limited and is not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation.” The Compensation Committee’s policy with respect to Section 162(m) is to make a reasonable effort to cause compensation to be deductible by us while simultaneously providing our executive officers with appropriate rewards for their performance. Our Bonus Incentive Plan is subject to the terms and conditions of our Amended 2008 Plan.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Company, have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

Steven L. List, Chairman

Scott R. Mueller

Robert A. Moreno, M.D.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the total compensation paid or accrued of our Chief Executive Officer, our Chief Financial Officer and our other named executive officers for our fiscal years ended December 31, 2012 and 2011.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation	Total
Stanton Nelson(3)	2012	$199,000	$100,000	$—	$62,400	$—	$361,400
Chief Executive Officer	2011	$—	$—	$111,000	$—	$—	$111,000
Mark R. Kidd(4)	2012	$96,600	$—	$7,200	$—	$—	$103,800
Chief Financial Officer	2011	$60,000	$—	$16,500	$—	$—	$76,500
Edward M. Carriero, Jr.(5)	2012	$85,200	$—	$—	$—	$—	$85,200
Former Chief Financial Officer	2011	$200,000	$—	$—	$—	$—	$200,000
Grant A. Christianson(6)	2012	$162,000	$—	$—	$—	$—	$162,000
Chief Accounting Officer	2011	$162,000	$—	$—	$—	$—	$162,000

(1)	The value of Stock Awards is the grant date fair value multiplied by the number of shares awarded computed in accordance with FASB Topic 718. For financial reporting purposes, the fair value of the Stock Awards is expensed over the requisite vesting period for the award. The assumptions the Company used for calculating the grant date fair values are set forth in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
(2)	The value of Option Awards is the aggregate grant date fair value computed in accordance with FASB Topic 718. For financial reporting purposes, the fair value of the Option Awards is expensed over the requisite vesting period for the award. The assumptions the Company used for calculating the grant date fair values are set forth in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
(3)	Mr. Nelson’s salary and bonus for 2012 includes $165,800 and $100,000, respectively, in compensation that has been earned but not paid by the Company.
(4)	Mr. Kidd became our Chief Financial Officer on May 14, 2012. Mr. Kidd has previously served as our SEC Reporting Manager from July 2008 to May 2012 and our Chief Financial Officer from August 2003 to July 2008.
(5)	Mr. Carriero became our Senior Vice President, Corporate Development, on October 7, 2010, and was subsequently appointed as our Chief Financial Officer on November 15, 2010. Mr. Carriero resigned as our Chief Financial Officer on May 14, 2012.
(6)	Mr. Christianson served as our Chief Financial Officer from April 30, 2009 until November 15, 2010 and currently serves as our Chief Accounting Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information related to equity awards held by our named executive officers as of December 31, 2012. During 2012, no options to purchase our common stock were exercised by the Named Executive Officers.

Outstanding Equity Awards at December 31, 2012
	Option Awards				Stock Awards
	Number of Common Stock		Option	Option	Number of		Market Value of
	Underlying Options		Exercise	Expiration	Shares of Stock		Shares of Stock That
Name	Exercisable	Unexercisable	Price	Date	That Have Not Vested		Have Not Vested(1)
Stanton Nelson(3)	—	330,000	$0.50	3/30/2022	—		—
Mark R. Kidd	—	—	$—		—		—
Grant A. Christianson	—	—	$—		3,750	(2)	$825

(1)	The closing sale price of our common stock as reported on OTC Bulletin Board on December 31, 2012 was $0.22.
(2)	3,750 shares vested on August 1, 2013.
(3)	On March 30, 2012, Mr. Nelson was granted options to purchase 330,000 shares of the Company’s common stock at $0.50 per share. The option grant has six tranches of 55,000 shares each that vest as follows:
a.	Tranche 1 – vests 12 months from date of grant or Company achieves positive EBITDA quarter, whichever occurs first.
b.	Tranche 2 – vests 24 months from date of grant or Company achieves two consecutive positive EBITDA quarters, whichever occurs first.
c.	Tranche 3 – vests 36 months from date of grant or Company achieves trailing twelve months of EBITDA of $3.5 million, whichever occurs first.
d.	Tranche 4 – vests 48 months from date of grant or Company achieves trailing twelve months of EBITDA of $5.0 million, whichever occurs first.
e.	Tranche 5 – vests when Company achieves trailing twelve months of EBITDA of $6.0 million.
f.	Tranche 6 – vests when Company achieves trailing twelve months of EBITDA of $7.5 million.

Employment Arrangements with Current Executive Officers

As of December 31, 2012, we had an employment agreement with Stanton Nelson, our Chief Executive Officer. The material terms of this employment agreement, as amended to such date, are summarized below:

Stanton Nelson. Effective October 1, 2009, we entered into an employment agreement with Mr. Nelson to serve as either or both the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Nelson’s agreement is for an initial three-year term, and automatically extends for additional three year periods, unless earlier terminated in accordance with its terms or we notify him within 120 days of termination date that the term will not be extended. The employment of Mr. Nelson is full time and may be terminated by him or the Company with or without cause. Except to a limited extent and as expressly permitted by our Board of Directors, Mr. Nelson is prohibited from serving as an officer or director of a publicly-held company or owning an interest in a company that interferes with his full-time employment or that is engaged in a business activity similar to our business. Mr. Nelson is to receive a base salary of $1.00, and is eligible to be paid bonus compensation, if any, as determined in the absolute discretion of the Company. In addition, upon execution of the employment agreement, and on October 1 of each year during the term of his employment agreement, Mr. Nelson shall be granted a fully vested stock award of 100,000 shares of the Company’s common stock pursuant to the Company’s Amended 2008 Plan. Mr. Nelson is eligible for participation in any and all benefit programs that the Company makes available to its employees, including health, dental and life insurance to the extent that he meets applicable eligibility requirements. Mr. Nelson is entitled to four weeks paid vacation yearly. We have the right to terminate Mr. Nelson’s agreement without cause for any reason, and Mr. Nelson may terminate his employment for cause, in either case on at least 30-day advance notice. In the event of termination without cause by us or termination by Mr. Nelson for cause, Mr. Nelson is entitled to a grant of 300,000 shares of fully vested common stock under our Amended 2008 Plan, reduced by any amounts of common stock already granted to him pursuant to his employment agreement, issued in 24 equal installments, plus eligibility in health and certain other benefit plans for 12 months from termination.

Amended and Restated Employment Agreements

On April 6, 2012, we entered into an Amended and Restated Employment Agreement with Stanton Nelson, our Chief Executive Officer. The material terms of the amended agreements are summarized below.

Amended and Restated Employment Agreement with Stanton Nelson.

The amended employment agreement with Mr. Nelson replaces his prior employment agreement that became effective on October 1, 2009. Under the terms of the amended agreement, Mr. Nelson will continue to serve as Chief Executive Officer of the Company. Mr. Nelson’s employment is “at will” and may be terminated at any time by Mr. Nelson or the Company, subject to the terms of the amended agreement. Except to a limited extent and as expressly permitted by our Board of Directors, Mr. Nelson is prohibited from serving as an officer or director of a publicly-held company or owning an interest in a company that interferes with his full-time employment or that is engaged in a business activity similar to our business. Mr. Nelson will receive a base salary of $199,000, which may be increased in the discretion of the Compensation Committee of the Board of Directors of the Company. Mr. Nelson is eligible for participation in any and all benefit programs that the Company makes available to its employees, including health, dental and life insurance to the extent that he meets applicable eligibility requirements. Mr. Nelson is entitled to four weeks paid vacation yearly. We have the right to terminate Mr. Nelson’s agreement without cause for any reason, and Mr. Nelson may terminate his employment for cause, in either case on at least 30-days advance notice. In the event of termination without cause by us or termination by Mr. Nelson for cause, Mr. Nelson shall be entitled to a payment equal to 18-months of his most recent base salary plus eligibility in health and certain other benefit plans for 18 months from termination.

In addition, Mr. Nelson agreed that, during the 24 months following termination of his employment, he will:

•	Not acquire, attempt to acquire, solicit, perform services (directly or indirectly) in any capacity for, or aid another in the acquisition or attempted acquisition of an interest in any business involved in providing sleep disorder diagnostic services, sleep therapy or re-supply services in any city in the United States where the Company or any of its affiliates owns a sleep center, or that is within 40 miles of a sleep center location owned by the Company or any of its affiliates;

•	Not solicit, induce, entice or attempt to entice (directly or indirectly) any employee, officer or director (except the executive officer’s personal secretary, if any), contractor, customer, vendor or subcontractor of the Company or any of its affiliates, or breach any relationship with the Company or any of its affiliates; and

•	Not solicit, induce, entice or attempt to entice any customer, vendor or subcontractor of the Company or any of its affiliates to cease doing business with the Company or any of its affiliates.

The foregoing summaries of the Amended and Restated Employment Agreements are qualified in their entirety by reference to the exhibits filed with the Company’s 10-K for the year ended December 31, 2012.

Compensation of Directors

We do not compensate directors for serving on our Board of Directors or attending meetings of our Board of Directors or any of its committees. We did compensate our former Chairman of the Board, Ms. Jamie Hopping, $10,000 per month for services provided in her capacity as Chairman until her resignation in July 2013. During 2012, Ms. Hopping earned $120,000 for her service as Chairman. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our Board of Directors. During 2012, each of our non-employee directors, other than Ms. Hopping received fully-vested stock awards covering 15,000 shares. The directors who serve as chairman of the audit committee and compensation committee, respectively, each received fully-vested stock awards covering 5,000 shares. All compensation received by our directors who are also executive officers is included in our Summary Compensation Table. See “Summary Compensation Table” for compensation received by directors who also served as an employee during 2012 or 2011.

Director Compensation Table

Name	Fees	Stock Awards	Option Awards	All Other Compensation	Total
Thomas Michaud(1)	$—	$—	$—	$—	$—
Jamie Hopping (former Chairman of the Board)(2)	$120,000	$—	$—	$—	$120,000
Scott R. Mueller	$—	$9,600	$—	$—	$9,600
Steven L. List	$—	$9,600	$—	$—	$9,600
Joseph Harroz, Jr.	$—	$7,200	$—	$—	$7,200
Robert A. Moreno, M.D.(1)	$—	$—	$—	$—	$—
S. Edward Dakil, M.D. (former Director)(2)	$—	$7,200	$—	$—	$7,200

(1)	Mr. Michaud and Dr. Moreno were elected to the Board on July 22, 2013
(2)	Ms. Hopping and Dr. Dakil both resigned from the Board on July 22, 2013. Ms. Hopping’s fees during 2012 include $60,000 earned but not paid by the Company.

Agreement with Jamie Hopping

We entered into a Chairman of the Board Agreement with our former Chairman, Ms. Jamie Hopping, pursuant to which she was paid a fee of $10,000 per month for serving as Chairman of the Board and attending meetings of our Board. We also reimbursed Ms. Hopping, along with our other independent directors, for travel and out-of-pocket expenses in connection with their attendance at meetings of our Board. When Ms. Hopping resigned in July 2013, we owed her $130,000 for fees that had been earned under the agreement but not paid by the Company.

Equity Compensation Plans

For the benefit of our employees, directors and consultants, we have adopted the Amended and Restated 2008 Long-Term Incentive Plan.

The Amended and Restated 2008 Long-Term Incentive Plan. For the benefit of our employees, directors and consultants, we adopted the Amended 2008 Long-Term Incentive Plan (the “Incentive Plan” or the “Amended 2008 Plan”). The Incentive Plan was established to create equity compensation incentives designed to motivate our directors and employees to put forth maximum effort toward our success and growth and enable our ability to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to our success. The Incentive Plan provides for the grant of stock options, including incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)), restricted stock awards, performance units, performance bonuses and stock appreciation rights to our employees and the grant of nonqualified stock options, stock appreciation rights and restricted stock awards to non-employee directors, subject to the conditions of the Incentive Plan (“Incentive Awards”). The number of shares of common stock authorized and reserved for issuance under the Incentive Plan is 2,750,000.

For purposes of administration of the Incentive Plan, it is deemed to consist of three separate incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. The Incentive Plan is designed to provide flexibility to meet our needs in a changing and competitive environment while minimizing dilution to our shareholders. We do not intend to use all incentive elements of the Incentive Plan at all times for each participant but will selectively grant the incentive awards and rights to achieve long-term goals.

The Incentive Plan became effective on October 29, 2008 and was approved and adopted by our Board of Directors, as amended, on March 30, 2012 and by our shareholders on May 14, 2012. The Incentive Plan has a 10-year term, ending October 29, 2018, during which time incentive awards may be granted. The Incentive Plan will continue in effect until all matters relating to the payment of incentive awards and administration are settled.

Summary of the 2008 Plan

The following description of certain features of the Amended 2008 Plan is intended to be a summary only.

Plan Administration. For purposes of administration, the Amended 2008 Plan shall be deemed to consist of three separate stock incentive plans, a “Non-Executive Officer Participant Plan” which is limited to non-executive officers, an “Executive Officer Participant Plan” which is limited to executive officers and a “Non-Employee Director Participant Plan” which is limited to non-employee directors. Except for administration and the category of participants eligible to receive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. The Amended 2008 Plan may be administered, by the Compensation Committee, the Board or as otherwise delegated in accordance with the terms of the Amended 2008 Plan and such administrator shall be referred to as the Administrator.

The Administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Amended 2008 Plan. The Administrator may delegate to a subcommittee comprised of one or more members of the Board all or part of the Administrator’s authority and duties with respect to the granting of awards to employees who are not subject to the reporting and other provisions of Section 16 of the Exchange Act. Any such delegation by the Administrator shall include a limitation as to the amount of awards that may be granted during the period of the delegation and shall contain guidelines as to the determination of the exercise price and the vesting criteria.

Eligibility and Limitations on Grants. Persons eligible to participate in the Amended 2008 Plan will be those officers, employees, non-employee directors and other key persons (including consultants and prospective employees) of the Company and its subsidiaries as selected from time to time by the Administrator. The intention in making awards to eligible persons under the Amended 2008 Plan will be to align the compensation for these individuals over a multi-year period directly with the interests of our shareholders and serve as a tool in the recruiting and retention of these individuals.

The maximum award of stock options, stock awards, stock appreciation rights or performance units granted to any one individual will not exceed 1,000,000 shares (subject to adjustment for stock splits and similar events) for any calendar year period. The maximum award of a performance bonus to any individual shall not exceed $1,000,000 for any calendar year period.

Stock Options granted to employees and key persons. The Amended 2008 Plan permits the granting of (1) stock options intended to qualify as incentive stock options under Section 422 of the Code and (2) stock options that do not so qualify. Options granted under the Amended 2008 Plan will be non-qualified options if they fail to qualify as incentive options or exceed the annual limit on incentive stock options. Non-qualified options may be granted to any persons eligible to receive incentive options and to non-employee directors and key persons. The option exercise price of each option will be determined by the Administrator but may not be less than 100% of the fair market value of our Common Stock on the date of grant.

The term of each option will be fixed by the Administrator and may not exceed ten years from the date of grant. The Administrator will determine at what time or times each option may be exercised. Options may be made exercisable in installments and the exercisability of options may be accelerated by the Administrator.

Options may be exercised in whole or in part with written notice to the Company’s delegate. The option exercise price may be paid in full either in cash, by certified or bank check or other instrument acceptable to the Administrator or by delivery (or attestation to the ownership) of shares that are beneficially owned by the optionee based on the fair market value of the Common Stock on the date of exercise or, subject to applicable law, by delivery to the Company of an exercise notice together with irrevocable instructions to a broker to promptly deliver cash or a check payable to the Company for the purchase price.

To qualify as incentive options, options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options that first become exercisable by a participant in any one calendar year.

Stock Options granted to non-employee directors. The Administrator may grant non-qualified stock options to our non-employee directors and such grants may vary among individual non-employee directors. The option exercise price of each option will be determined by the Administrator but may not be less than 100% of the fair market value of our Common Stock on the date of grant.

Unless otherwise determined by the Administrator, a stock option granted to our non-employee directors will be exercisable in full on the date of grant. The term of each option may not exceed ten years from the date of grant. Options may be exercised only by notice to the Company specifying the number of shares to be purchased.

Upon exercise of options, the option exercise price will be paid in the same manner as described above under “Stock Options granted to employees and key persons.”

Restricted Stock Awards. The Administrator may award shares to participants subject to such conditions and restrictions as the Administrator may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified restricted period.

Performance Units. The Administrator may grant performance units to participants subject to such conditions and restrictions as the Administrator may determine. The conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified restricted period. To the extent that performance goals are included for an award of performance units, the performance period shall be for a period of not less than one year. The award may be paid out in cash or in shares of common stock as determined in the sole discretion of the Administrator and subject to Board approval.

Performance Bonus Awards. The Administrator may grant performance bonus awards independent of, or in connection with, the granting of other awards under the Amended 2008 Plan. The Administrator, in its sole discretion, determines whether and to whom performance bonus awards will be granted, the performance goals subject to the award, the period during which performance is to be measured, and such other conditions as the Administrator shall determine. Payment of a performance bonus may shall be made within 60 days of the Board’s certification that the performance target has been achieved unless the grantee has elected to defer payment pursuant to a non-qualified deferred compensation plan adopted by the Company. The award may be paid out in cash or in shares of common stock as determined in the sole discretion of the Administrator and subject to Board approval.

Stock Appreciation Rights. The Administrator may grant stock appreciation rights independent of, or in connection with, the grant of options under the Amended 2008 Plan. The amount payable with respect to each stock appreciation right shall be equal to the excess of the fair market value of a share of common stock on the exercise date over the exercise price of the stock appreciation right. Payment shall be made in shares of common stock having a value equal to the closing sale price on the exercise date, or in cash, as established in the stock appreciation right award agreement.

Cash-based Awards. The Administrator may grant cash-based awards under the Amended 2008 Plan. Each cash-based award shall specify a cash-denominated payment amount, formula or payment ranges as determined by the Administrator. Payment, if any, with respect to a cash-based award may be made in cash or in shares of stock, as the Administrator determines.

Change of Control. The Administrator may provide in the award agreement relating to any award that such award may be immediately vested, fully earned and exercisable upon the occurrence of a Change of Control, as defined in the Amended 2008 Plan.

Tax Withholding. Participants in the Amended 2008 Plan are responsible for the payment of any federal, state or local taxes that we are required by law to withhold upon any option exercise or vesting of other awards. The Company has the right to deduct any such taxes from any payment otherwise due grantee, including the right to reduce the number of shares of Common Stock otherwise required to be issued to a grantee in an amount that, on the date of issuance, would have a fair market value equal to all such taxes required to be withheld by the Company.

Amendments and Termination. Our Board of Directors may at any time amend or discontinue the Amended 2008 Plan and the Administrator may at any time amend or cancel any outstanding award for the purpose of satisfying changes in the law or for any other lawful purpose. However, no such action may adversely affect any rights under any outstanding award without the holder’s consent. Any amendments that materially change the terms of the 2008 Plan, including any amendments that increase the number of shares reserved for issuance under the Amended 2008 Plan, materially modify the eligibility requirements for participation in the Amended 2008 Plan or materially increase the benefits to participants provided by the Amended 2008 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents certain information regarding the beneficial ownership of our common stock as of September 30, 2013, of (i) the only persons known by us to own beneficially more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the beneficially owned outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated in the applicable footnotes, subject to community property laws, where applicable. For purposes of the table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days following September 30, 2013 (pursuant to exercise of stock options, warrants or conversion rights) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Common Stock Beneficial Ownership(1)
Name (and Address) of Beneficial Owner	Shares Owned of Record	Rights to Acquire	Total Shares	Ownership Percent(1)
Foundation Healthcare Affiliates, LLC (5)	114,500,000	—	114,500,000	70%
Oliver Company Holdings, LLC (2)	20,158,579	431,035	20,589,614	13%
Arvest Bank (6)	13,333,333	—	13,333,333	8%
Thomas Michaud (3)(4)	—	—	—	—
Stanton Nelson (3)(4)	779,052	55,000	834,052	*	%
Joseph Harroz, Jr. (3)(4)	90,350	—	90,350	*	%
Scott Mueller (3)(4)	73,546	—	73,546	*	%
Steven L. List (3)(4)	50,000	—	50,000	*	%
Robert A. Moreno, M.D. (3)(4)	241,000	—	241,000	*	%
Mark R. Kidd (3)(4)	20,000	—	20,000	*	%
Grant A. Christianson (3)(4)	24,540	—	24,540	*	%
Executive Officers and Directors as a group (8 individuals)	1,278,488	55,000	1,333,488	*	%

*	Represents less than one percent (1.0%) of the outstanding shares of common stock.
(1)	Percentages are rounded to the nearest one percent, based upon 163,273,276 shares of common stock outstanding.
(2)	Includes (i) 50,000 shares held by Mr. Roy T. Oliver and (ii) 19,677,544 shares held by Oliver Company Holdings, LLC and 431,035 shares held by Valiant Investments, LLC. Mr. Oliver has voting and investment power over the shares held by Oliver Company Holdings, LLC and Valiant Investments, LLC, and therefore may be deemed to beneficially own such shares. The business address of each of Oliver Company Holdings, LLC and Roy T. Oliver is 101 North Robinson, Ste. 900, Oklahoma City, Oklahoma 73102.

(3)	The named person is an executive officer or a director or both.
(4)	The business address of such person is 204 North Robinson Avenue, Ste. 400, Oklahoma City, Oklahoma 73102.
(5)	The business address of Foundation Healthcare Affiliates, LLC is 14000 N. Portland Ave., Ste. 204, Oklahoma City, Oklahoma 73134.
(6)	The business address of Arvest Bank is 5621 N. Classen Blvd., Oklahoma City, Oklahoma 73118.

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

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities Remaining
	Exercise of Outstanding	Exercise Price of	Available for Future
	Options, Warrants	Outstanding Options,	Issuance Under Equity
Plan Category	and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	1,125,000	$0.76	1,026,208

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our policies with respect to related party transaction are included in more general conflict of interest policies and practices set forth in our Code of Conduct.

Our Code of Conduct prohibits conflicts involving family members, ownership in outside businesses, and outside employment. Our directors, officers and employees and their family members are not permitted to own, directly or indirectly, a significant financial interest in any business enterprise that does or seeks to do business with, or is in competition with, us unless prior specific written approval has been granted by our Board of Directors. As a guide, “a significant financial interest” refers to an ownership interest of more than 1% of the outstanding securities or capital value of the business enterprise or that represents more than 5% of the total assets of the director, officer, employee or family member.

Our Nominating and Corporate Governance Committee is charged with reviewing conflicts of interests. If the matter cannot be resolved by the committee, our Board of Directors may take action, or in the case of a conflict among all or nearly all of the members of our Board of Directors, the matter may be brought to our shareholders.

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2012 and 2011. These transactions will continue in effect and may result in conflicts of interest between us and these individuals.

Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

On August 31, 2012, December 31, 2012, March 1, 2013, April 2, 2013 and July 22, 2013, we executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082, $351,710 and $5,648,290, respectively, for a total of $8,021,600. The interest rate on the notes was 8% and the maturity dates of the notes were July 31, 2013. All principal and interest outstanding were due on the maturity date. Mr. Oliver is one of our greater than 5% shareholders and affiliates. The promissory notes were subordinate to our credit facility with Arvest Bank. We used the proceeds from the notes to fund our payment obligations to Arvest Bank. On July 22, 2013, we issued Mr. Oliver 17,970,295 shares of common stock for full satisfaction of the Oliver Notes including principal and accrued interest owed thereon of $114,263. No underwriters were involved.

On October 1, 2012, we entered into a purchase agreement to acquire 100% of the membership interests of Midwest Sleep Specialists (“MSS”) located in Kansas City, Missouri, for a purchase price of $720,000. The membership interests of MSS are currently held by Dr. Steven Hull, our Chief Medical Officer. Under the agreement, the purchase price will be paid in semi-monthly installments of $15,000 commencing on October 18, 2012 and ending on September 30, 2014 (the “Transfer Date”). Under the agreement, the membership interests will not be transferred to us until the final payment is made on the Transfer Date. Prior to the Transfer Date, we do not have any control over the operation of MSS. In addition, we are not obligated to continue to make the semi-monthly payments and may rescind the agreement at any time. As a result, we would not record the MSS purchase until the Transfer Date. As of June 30, 2013, we had incurred cumulative semi-monthly payments of $300,000. In July 2013, we exercised our right to rescind the agreement. As a result, the installment payments made to date were written-off.

On October 1, 2012, we entered into a management services agreement with MSS to provide certain administrative staffing and other support to the back office operations of MSS. MSS is owned by Dr. Steven Hull, our Chief Medical Officer. The term of the management services agreement is five years and renews automatically for successive five year periods unless either party provides 90 day written notice of termination. Additionally, the management services agreement will automatically terminate upon the Transfer Date. We have received approximately $64,000 in management fees since October 1, 2012 under this agreement. Prior to the current agreement, we provided similar services to MSS under other arrangements. Under the previous arrangements, the total management fees received from MSS during 2012 and 2011 were approximately $298,000 and $323,000, respectively.

On March 16, 2011, we executed a promissory note with Valiant Investments, LLC in the amount of $1,000,000. The interest rate on the note was 6% and the maturity date of the note was August 1, 2011. Valiant Investments, LLC is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. The promissory note is subordinate to our credit facility with Arvest Bank. In May 2011, the Valiant Note was converted to common stock in conjunction with a private placement stock offering. During 2011, we incurred approximately $5,000 in interest expense on the Valiant Note.

As of December 31, 2012 and 2011, we had approximately $33,000 and $4.3 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, we are obligated to Valliance Bank under a sleep center capital note totaling approximately $56,000 and $84,000 at December 31, 2012 and 2011, respectively. The interest rates on the notes are fixed at 6%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, our chief executive officer and Mr. Joseph Harroz, Jr., one of our directors. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In March 2012, we executed a lease agreement with City Place, LLC (“City Place”) for our new corporate headquarters and offices. Under the lease agreement, we pay monthly rent of $17,970 through June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. As part of the lease agreement, City Place paid $450,000 to offset a portion of the costs we incurred to build-out the office space. Non-controlling interests in City Place are held by Roy T. Oliver, one of our greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, our chief executive officer. During 2012, we incurred approximately $70,000 in lease expense under the terms of the lease.

Our previous corporate headquarters and offices were occupied under a month to month lease with Oklahoma Tower Realty Investors, LLC, requiring monthly rental payments of approximately $7,000. Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, controls Oklahoma Tower Realty Investors, LLC (“Oklahoma Tower”). During 2012 and 2011, we incurred approximately $21,000 and $84,000, respectively, in lease expense under the terms of the lease. In addition, during 2012 and 2011, we paid Oklahoma Tower approximately $42,000 and $37,000, respectively, for employee parking under a month to month agreement.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate audit fees billed by the Company’s predecessor auditor, Eide Bailly LLP, for 2012 and 2011 were approximately $47,000 and $205,000, respectively. The aggregate audit fees billed by the Company’s current auditor, Hein & Associates LLP, during 2012 was $137,000. The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-Q and other public filings.

Audit-Related Fees. We did not incur any audit-related fees with our principal accountant during 2012 and 2011.

Tax Fees. In 2012 and 2011, we had aggregate tax fee billed, from Eide Bailly LLP, of $67,000 and $103,000, respectively, related to the preparation of our Federal and state tax returns.

All Other Fees. During 2012, we incurred $2,000 in other fees with Hein & Associates LLP. During 2011, we incurred $5,000 in other fees with Eide Bailly LLP.

In reliance on the review and discussions referred to above, our Audit Committee and Board of Directors approved the audited financial statements for the fiscal year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

For 2012, all of the audit-related fees, tax fees and all other fees were pre-approved by our Audit Committee or the Chairman of the Audit committee pursuant to delegated authority.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Stanton Nelson, Chief Executive Officer of Registrant, is incorporated by reference to Exhibit 31.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

31.1a+	Certification of Stanton Nelson, Chief Executive Officer of Registrant, with respect to Amendment No. 1.

31.2	Certification of Mark R. Kidd, Chief Financial Officer of Registrant, is incorporated by reference to Exhibit 31.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

31.2a+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant, with respect to Amendment No. 1.

31.3	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant, is incorporated by reference to Exhibit 31.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

31.3a+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant, with respect to Amendment No. 1.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant, is incorporated by reference to Exhibit 32.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant, is incorporated by reference to Exhibit 32.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant, is incorporated by reference to Exhibit 32.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission on April 1, 2013.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

Date: October 29, 2013	By: /S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

By: /S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer

By: /S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer