Form 10-Q
period 2013-09-30
Graymark Healthcare, Inc.
filed 2013-11-20
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 19, 2013, 163,509,214 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GRAYMARK HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Graymark Healthcare, Inc. and its subsidiaries including Foundation Surgery Affiliates, LLC (“FSA”) and Foundation Surgical Hospital Affiliates, LLC (“FSHA”).

i

PART I. FINANCIAL INFORMATION

Item 1. Graymark Healthcare, Inc. Condensed Consolidated Financial Statements.

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for nine months ended September 30, 2013 and 2012, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. On July 22, 2013, we acquired Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”). For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, our historical operating results included in this Form 10Q for the periods prior to July 22, 2013 represent those of FSA. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K and the consolidated financial statements of FSA included in our Form 8-K that was filed on November 13, 2013.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

GRAYMARK HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$8,291,378	$2,524,417
Accounts receivable, net of allowances for doubtful accounts of $2,654,086 and $1,659,337, respectively	11,049,321	6,849,055
Receivables from affiliates	843,468	1,045,485
Supplies inventories	1,846,691	1,943,284
Current assets from discontinued operations	957,661	—
Prepaid and other current assets	3,299,397	2,416,136

Total current assets	26,287,916	14,778,377

Property and equipment, net	11,857,253	9,403,853
Equity method investments in affiliates	6,994,123	7,013,611
Intangible assets, net	12,617,081	10,270,858
Goodwill	1,154,528	1,154,528
Other assets from discontinued operations	415,832	—
Other assets	138,897	126,559

Total assets	$59,465,630	$42,747,786

LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$12,130,135	$10,596,333
Accrued liabilities	11,562,401	5,585,180
Preferred member dividends payable	120,057	3,549,670
Short term debt	7,316,083	2,007,597
Current portion of long-term debt	8,134,412	5,971,339
Current liabilities from discontinued operations	6,833,810	—
Other current liabilities	816,176	—

Total current liabilities	46,913,074	27,710,119

Long-term debt, net of current portion	11,134,747	11,532,751
Other liabilities from discontinued operations	110,044	—
Other liabilities	8,497,991	5,773,638

Total liabilities	66,655,856	45,016,508
Preferred noncontrolling interest	7,500,000	11,072,465
Commitments and contingencies (Note 9)
Graymark Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 163,269,214 and 162,523,276 issued and outstanding, respectively	16,327	16,252
Paid-in capital	17,396,990	3,437,219
Accumulated deficit	(31,481,526)	(14,744,688)

Total Graymark Healthcare shareholders’ deficit	(14,068,209)	(11,291,217)
Noncontrolling interest	(622,017)	(2,049,970)

Total deficit	(14,690,226)	(13,341,187)

Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$59,465,630	$42,747,786

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Net Revenues:
Patient services	$21,724,423	$8,747,414
Management fees from affiliates	1,460,163	1,880,610
Equity in earnings of affiliates	1,448,898	1,637,354
Other revenue	1,048,381	171,804
Provision for doubtful accounts	(682,319)	(123,413)

Revenue	24,999,546	12,313,769

Operating Expenses:
Salaries and benefits	6,974,734	3,472,076
Supplies	6,659,330	2,201,344
Other operating expenses	8,609,650	4,330,938
Impairment of goodwill	20,847,608	—
Depreciation and amortization	1,290,779	565,675

Total operating expenses	44,382,101	10,570,033

Other Income (Expense):
Interest expense, net	(552,763)	(285,844)
Gain (loss) on sale of equity investments in affiliates	—	83,533
Other income	36,694	—

Net other (expense)	(516,069)	(202,311)

Income (loss) from continuing operations, before taxes	(19,898,624)	1,541,425
Provision for income taxes	(961,105)	—

Income (loss) from continuing operations, net of taxes	(20,859,729)	1,541,425
Loss from discontinued operations, net of tax	(196,705)	—
Extraordinary gain, net of tax, attributable to Graymark Healthcare	4,872,746	—
Extraordinary gain, net of tax, attributable to noncontrolling interests	2,094,856	—

Net income (loss)	(14,088,832)	1,541,425
Less: Net income attributable to noncontrolling interests	2,402,532	384,257

Net income (loss) attributable to Graymark Healthcare	$(16,491,364)	$1,157,168

Earnings per common share (basic and diluted):
Net income (loss) attributable to Graymark Healthcare from continuing operations	$(0.14)	$0.01
Loss from discontinued operations, net of tax	—	—
Extraordinary gain, net of tax, attributable to Graymark Healthcare	0.03	—
Extraordinary gain, net of tax, attributable to noncontrolling interests	0.01	—

Net income (loss) per share, attributable to Graymark Healthcare	$(0.10)	$0.01

Weighted average number of common and diluted shares outstanding	162,703,399	162,523,276

Pro forma income information (Note 3):
Pro forma provision for income taxes	$(1,008,978)	$(616,570)
Pro forma net income attributable to noncontrolling interests	$2,401,087	$230,554
Pro forma net income (loss) attributable to Graymark Healthcare	$(16,537,792)	$694,301
Pro forma basic and diluted net income (loss) per share	$(0.10)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Net Revenues:
Patient services	$56,211,160	$23,962,216
Management fees from affiliates	4,986,012	5,951,165
Equity in earnings of affiliates	4,502,759	4,833,992
Other revenue	3,845,254	1,169,884
Provision for doubtful accounts	(2,409,733)	(386,165)

Revenue	67,135,452	35,531,092

Operating Expenses:
Salaries and benefits	19,770,112	10,246,078
Supplies	16,993,555	6,836,004
Other operating expenses	24,513,007	11,325,500
Impairment of goodwill	20,847,608	—
Depreciation and amortization	3,636,840	1,709,612

Total operating expenses	85,761,122	30,117,194

Other Income (Expense):
Interest expense, net	(1,575,535)	(840,602)
Gain on sale of equity investments in affiliates	—	365,111
Other income	39,852	—

Net other (expense)	(1,535,683)	(475,491)

Income (loss) from continuing operations, before taxes	(20,161,353)	4,938,407
Provision for income taxes	(961,105)	—

Income (loss) from continuing operations, net of taxes	(21,122,458)	4,938,407
Loss from discontinued operations, net of tax	(196,705)	—
Extraordinary gain, net of tax, attributable to Graymark Healthcare	4,872,746	—
Extraordinary gain, net of tax, attributable to noncontrolling interests	2,094,856	—

Net income (loss)	(14,351,561)	4,938,407
Less: Net income attributable to noncontrolling interests	1,522,445	452,157

Net income (loss) attributable to Graymark Healthcare	$(15,874,006)	$4,486,250

Earnings per common share (basic and diluted):
Net income (loss) attributable to Graymark Healthcare from continuing operations	$(0.14)	$0.03
Loss from discontinued operations, net of tax	—	—
Extraordinary gain, net of tax, attributable to Graymark Healthcare	0.03	—
Extraordinary gain, net of tax, attributable to noncontrolling interests	0.01	—

Net income (loss) per share, attributable to Graymark Healthcare	$(0.10)	$0.03

Weighted average number of common and diluted shares outstanding	162,703,399	162,523,276

Pro forma income information (Note 3):
Pro forma provision for income taxes	$(1,240,455)	$(1,975,363)
Pro forma net income attributable to noncontrolling interests	$1,170,410	$271,294
Pro forma net income (loss) attributable to Graymark Healthcare	$(15,801,321)	$2,691,750
Pro forma basic and diluted net income (loss) per share	$(0.10)	$0.02

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities:
Net income (loss)	$(14,351,561)	$4,938,407
Less: Net loss from discontinued operations, net of tax	(196,705)	—
Less: Extraordinary gain, net of tax	6,967,602	—

Income (loss) from continuing operations	(21,122,458)	4,938,407
Adjustments to reconcile loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	3,636,840	1,709,612
Impairment of goodwill	20,847,608	—
Stock-based compensation, net of cashless vesting	41,922	—
Provision for doubtful accounts	2,409,733	386,165
Equity in earnings of affiliates	(4,502,759)	(4,833,992)
Gain on sale of equity investments in affiliates	—	(365,111)
Changes in assets and liabilities, net of acquisitions and extraordinary items – Accounts receivable, net of provision for doubtful accounts	(6,360,666)	34,291
Receivables from affiliates	202,017	(44,116)
Supplies Inventories	96,593	31,772
Prepaid and other current assets	(684,284)	(519,994)
Other assets	400,415	10,373
Accounts payable	202,838	(52,337)
Accrued liabilities	7,001,418	391,968
Other current liabilities	816,176	—
Other liabilities	2,149,353	(436,087)

Net cash provided by operating activities from continuing operations	5,134,746	1,250,951
Net cash (used in) operating activities from discontinued operations	(449,993)	—

Net cash provided by operating activities	4,684,753	1,250,951

Investing activities:
Cash received in business acquisition	68,170	—
Purchase of property and equipment	(3,478,983)	(820,120)
Disposal of property and equipment	184,313	—
Distributions from affiliates	4,522,247	4,754,001
Cash received in extraordinary gain transaction	463,678	—
Sale of equity investments in affiliates	—	576,873
Purchase of equity investments in affiliates	—	(200,000)

Net cash provided by investing activities from continuing operations	1,759,425	4,310,754
Net cash provided by investing activities from discontinued operations	200,000	—

Net cash provided by investing activities	1,959,425	4,310,754

GRAYMARK HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows (continued)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Financing activities:
Debt proceeds	$12,190,184	$887,421
Debt payments	(5,358,842)	(3,487,018)
Common stock proceeds	375,000	—
Preferred noncontrolling interests proceeds	7,500,000	—
Redemption of preferred noncontrolling interests	(13,509,195)	—
Preferred noncontrolling interests dividends	(919,715)	(211,094)
Distributions to noncontrolling interests	(94,492)	(63,004)
Contributions from noncontrolling interests	—	12,500
Distributions from (to) member	(766,118)	(1,611,097)

Net cash (used in) financing activities from continuing operations	(583,178)	(4,472,292)
Net cash (used in) financing activities from discontinued operations	(294,039)	—

Net cash (used in) financing activities	(877,217)	(4,472,292)

Net change in cash and cash equivalents	5,766,961	1,089,413
Cash and cash equivalents at beginning of period	2,524,417	981,105

Cash and cash equivalents at end of period	$8,291,378	$2,070,518

Cash Paid for Interest and Income Taxes:
Interest expense	$1,436,125	$1,253,325

Interest expense, discontinued operations	$34,689	$—

Income taxes, continuing operations	$—	$—

Income taxes, discontinued operations	$—	$—

Noncash Investing and Financing Activities:
Common stock warrants issued	$(936,000)	$—

Seller financing – reverse acquisition	$2,000,000	$—

Debt and liabilities assumed – reverse acquisition	$1,991,773	$—

Debt converted to common stock	$(14,138,187)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

GRAYMARK HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended September 30, 2013 and 2012

(Unaudited)

Note 1 – Nature of Business

Graymark Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling and noncontrolling interests in surgical hospitals located in Texas. The Company also owns noncontrolling interests in ambulatory surgery centers (“ASCs” and “Affiliates”) located in Texas, Oklahoma, Louisiana, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, the Company provides sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. The Company provides management services to a majority of its Affiliates under the terms of various management agreements.

Note 2 – Basis of Presentation

On July 22, 2013, the Company acquired Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively referred to as “Foundation”). For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the Company’s historical operating results included in the accompanying condensed consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition.

As of September 30, 2013, the Company had an accumulated deficit of $31.5 million and a working capital deficiency of $20.6 million. During the nine months ended September 30, 2013, the Company generated a net loss attributable to Graymark Healthcare of $15.9 million, including a goodwill impairment charge of $20.8 million, and generated cash flow from operating activities from continuing operations of $5.1 million. Management expects to refinance, by the end of the first quarter of 2014, a significant portion of the Company’s long-term debt obligations. Management expects that the Company will be able to significantly reduce its annual debt service payments as part of the refinancing; however, there is no assurance that management will be successful in completing the debt refinancing.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2012 and the consolidated financial statements of FSA as of December 31, 2012 as filed in the Company’s Form 8-K on November 13, 2013.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ended December 31, 2013. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 and the consolidated financial statements of FSA as of December 31, 2012 as filed in the Company’s Form 8-K on November 13, 2013. The December 31, 2012 consolidated balance sheet was derived from audited financial statements.

Pro forma income information – Prior to July 22, 2013, FSA’s and FSHA’s member had elected to have FSA’s and FSHA’s income taxed as an “S” Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its tax returns and no provision for income taxes is included in the Company’s consolidated financial statements for periods prior to July 22, 2013. The pro forma income information provides an adjustment for income tax expense as if FSA and FSHA had been a “C” Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 40%, which approximates the calculated statutory tax rates for the periods.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company accounts for its investments in Affiliates in which the Company exhibits significant influence, but not control, in accordance with the equity method of accounting. The Company does not consolidate its equity method investments, but rather measures them at their initial costs and then subsequently adjusts their carrying values through income for their respective shares of the earnings or losses during the period. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition and accounts receivable – The Company recognizes revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

Contractual Discounts and Cost Report Settlements – The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its established billing rates. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s accompanying consolidated statements of operations.

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. There were no adjustments for estimated cost report settlements during the nine months ended September 30, 2013 and 2012. The net cost report settlements due to the Company and included as a receivable under the caption “Prepaid and other current assets” in the accompanying consolidated balance sheets was $88,800 and $3,500, respectively, at September 30, 2013 and December 31, 2012. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Provision and Allowance for Doubtful Accounts – To provide for accounts receivable that could become uncollectible in the future; the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, the aging of accounts receivable, historical cash collection experience, revenue trends by payor classification, revenue days in accounts receivable, the status of claims submitted to third party payors, reason codes for declined claims and an assessment of the Company’s ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have a material impact on the Company’s operating results and cash flows in subsequent periods. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The patient and their third party insurance provider typically share in the payment for the Company’s services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, the Company is not certain of the full amount of patient responsibility at the time of service. The Company estimates amounts due from patients prior to service and generally collects those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.

The activity in the allowances for doubtful accounts for the nine months ending September 30, 2013:

	Balance at Beginning of Year	Additions Recognized as Reduction to Revenues	Write-offs, Net of Recoveries	Balance at End of Year
Nine months ended September 30, 2013	$1,659,337	$2,409,733	$(1,414,984)	$2,654,086

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Goodwill and Intangible Assets – The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company will complete its annual impairment test in December 2013.

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from five to seven years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Net income (loss) per share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

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

Note 4 – Reverse Acquisition

On July 22, 2013, the Company acquired FSA and FSA’s consolidated variable interest entity, FSHA, from Foundation Healthcare Affiliates, LLC (“FHA”) pursuant to an Amended and Restated Membership Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company (i) issued to FHA 114,500,000 shares of its common stock, (ii) issued to FHA a demand promissory note in the principal amount of $2.0 million, and (iii) assumed certain liabilities and obligations of FHA totaling approximately $2.0 million.

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the Company’s historical operating results included in the accompanying condensed consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition.

The acquisition of Foundation was based on management’s belief that Foundation’s acquisition and development strategy and operating model will enable the Company to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by physicians to forge strategic alliances to meet the needs of the evolving healthcare landscape while also shaping the clinical environments in which they practice. The Company expects the acquisition of Foundation will generate positive earnings and cash flow that will be accretive to the earnings and cash flow of the Company.

Simultaneous with and subject to the reverse acquisition, the Company issued 6,000,000 shares of common stock to purchase a $6.0 million participation in the credit facility owed by the Company to Arvest Bank (see Note 5 – Discontinued Operations for more information) and 17,970,295 shares of common stock to Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390. Since the completion of the reverse acquisition was subject to these transactions, they have been recorded as part of the reverse acquisition.

Since FSA is deemed to be the accounting acquirer, the reverse acquisition was recorded by allocating the purchase price of the acquisition to the assets acquired, including intangible assets and liabilities assumed, from the legacy business of Graymark Healthcare, Inc. (“Graymark”), based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the estimated fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is anticipated to be tax deductible. The fair value amounts recorded are preliminary and are subject to change. Management has engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the reverse acquisition. Management expects to complete the valuation in the fourth quarter of 2013.

The fair value of the total consideration issued in the reverse acquisition amounted to $17.4 million and included $13.4 million for the issuance of the Company’s common stock to FHA, Arvest Bank and Mr. Oliver, $2.0 million for the promissory note issued to FHA and $2.0 million for the debt obligations and liabilities assumed from FHA.

The preliminary purchase allocation for the reverse acquisition is presented in the table below. These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of the Company’s consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill, subject to a review for impairment.

Graymark (Preliminary)
Cash and cash equivalents	$68,170
Accounts receivable	249,333
Current assets from discontinued operations	1,773,471
Other current assets	198,977

Total current assets	2,289,951

Graymark (Preliminary)
Property and equipment	647,862
Intangible assets	3,800,000
Goodwill	20,847,608
Other assets from discontinued operations	295,542
Other assets	12,753

Total assets acquired	27,893,716

Liabilities assumed:
Accounts payable and accrued liabilities	2,501,877
Short term debt	2,000,000
Current portion of long-term debt	714,711
Current liabilities from discontinued operations	7,812,192

Total current liabilities	13,028,780
Long-term debt, net of current portion	742,385
Other liabilities from discontinued operations	174,509
Other liabilities	575,000

Total liabilities assumed	14,520,674

Net assets acquired	$13,373,042

During the nine months ended September 30, 2013 and 2012, the Company incurred $435,522 and $222,335 in expenses related to the reverse acquisition. The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the nine months ended September 30, 2013, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2012 are as follows:

	Revenue	Loss from Continuing Operations	Net Income (Loss)	Net Income (Loss) Attrib. to Graymark	Net Income (Loss) Attrib. to Graymark per Share
Actual:
From 7/22/2013 to 9/30/2013	$454,759	$(21,698,335)	$(22,026,176)	$(22,026,176)

Supplemental Pro Forma:
Nine months ending 9/30/2013	$72,637,964	$(4,895,543)	$1,868,402	$165,138	$0.00

Nine months ending 9/30/2012	$48,496,884	$(25,106,231)	$(25,470,403)	$(25,784,049)	$(0.16)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 5 – Discontinued Operations

Prior to the reverse acquisition, Graymark committed to a plan to divest of or close certain sleep diagnostic and sleep therapy locations. The decision was based on a combination of the financial performance of the facilities and the shift in focus to the business model of Foundation. As a result of the pending closure or sale of these locations, the related assets, liabilities, results of operations and cash flows were classified as discontinued operations which were acquired by the Company in the reverse acquisition.

Under the plan, from July 2013 to October 2013, Graymark closed or sold 24 sleep diagnostic locations including both IDTF and contracted locations in Georgia, Iowa, Kansas, Missouri, Nevada, Oklahoma and Texas and 5 sleep therapy locations in Iowa, Kansas, Nevada, Oklahoma and Texas.

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. From July 22, 2013 to September 30, 2013, the activity in the acquired accruals for restructuring charges established for lease termination and other exit costs were as follows:

	Lease Termination Costs	Other Exit Costs	Total
Acquired balance at July 22, 2013	$335,028	$140,542	$475,570
Cash payments	(41,873)	(140,542)	(182,415)

Balance at September 30, 2013	$293,155	$—	$293,155

Additional charges may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations from July 22, 2013 to September 30, 2013 are summarized below:

July 22 to September 30, 2013
Revenues	$724,145

Net loss before taxes	$(327,841)
Income tax benefit	131,136

Net loss from discontinued operations, net of tax	$(196,705)

The balance sheet items for discontinued operations are summarized below:

September 30, 2013
Cash and cash equivalents	$(53,793)
Accounts receivable, net of allowances	743,001
Inventories	23,583
Other current assets	244,870

Total current assets	957,661

Fixed assets, net	215,832
Other assets	200,000

Total noncurrent assets	415,832

Total assets	$1,373,493

Payables and accrued liabilities	$2,280,207
Short term debt	4,450,233
Current portion of long-term debt	103,370

Total current liabilities	6,833,810

Long-term debt	28,384
Other liabilities	81,660

Total liabilities	$6,943,854

The Company’s borrowings and capital lease obligations included in discontinued operations as of September 30, 2013 is as follows:

	Rate (1)	Maturity Date	September 30, 2013
Short-term Debt
Senior bank debt	6%	Dec. 2013	$4,450,233

Long-term Debt
Notes payable on equipment	6%	Dec. 2013	$30,220
Sleep center notes payable	6%	Jan. 2015	38,835
Notes payable on vehicles	2.9%	Dec. 2013	3,119
Equipment capital leases	8.2% - 11.5%	Jan. 2015	59,580

Total			131,754
Less: Current portion of long-term debt			(103,370)

Long-term debt			$28,384

(1)	Effective rate as of September 30, 2013

At September 30, 2013, future maturities of long-term debt included in discontinued operations were as follows:

Twelve months ended September 30,
2014	$103,370
2015	28,384
2016	—
2017	—
2018	—
Thereafter	—

On July 22, 2013, the Company’s subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), the Company and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. The Company, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, the Company and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, the Company, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of September 30, 2013, the outstanding principal amount of the New Note was $10,450,233.

On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, the Company entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the Company’s common stock. The Company purchased the participation in the last $6,000,000 of the principal amount due under the Arvest credit facility. The Company’s participation in the note is eliminated against the New Note in the long-term debt table shown above.

The New Loan Agreement and New Note were entered into on the same date as and in conjunction with the reverse acquisition. As such, the New Note is included in the opening balance sheet in the reverse acquisition accounting (see Note 4 – Reverse Acquisition).

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principal balance and all accrued and unpaid interest thereon will be due and payable on December 31, 2013. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through December 31, 2013, which is the maturity date of the New Note.

Note 6 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill as of September 30, 2013 and December 31, 2012 were as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
December 31, 2012	$1,154,528	$—	$1,154,528
Reverse acquisition	20,847,608	—	20,847,608
Impairment charge	—	(20,847,608)	(20,847,608)

September 30, 2013	$22,002,136	$(20,847,608)	$1,154,528

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

The Company has estimated the goodwill associated with the reverse acquisition to be $20,847,608. The Company then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. The Company evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

The carrying amount of intangible assets as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
Gross amount	$11,791,500	$3,498,500
Additions	3,800,000	8,293,000

Carrying value	$15,591,500	$11,791,500

Intangible assets as of September 30, 2013 and December 31, 2012 include the following:

	Useful Life (Years)	September 30, 2013			December 31, 2012 Net
		Carrying Value	Accumulated Amortization	Net
Management fee contracts	2 – 8	$3,498,500	$(1,626,320)	$1,872,180	$2,202,858
Non-compete	5	1,825,000	(334,584)	1,490,416	1,764,167
Physician memberships	7	6,468,000	(902,915)	5,565,085	6,303,833
Service contracts	7	3,800,000	(110,600)	3,689,400	—

Total		$15,591,500	$(2,974,419)	$12,617,081	$10,270,858

Amortization expense for the three months ended September 30, 2013 and 2012 was $556,816 and $129,970 respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $1,453,777 and $434,199 million, respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended September 30,
2014	$2,281,976
2015	2,266,727
2016	2,266,727
2017	2,266,727
2018	1,624,904

Note 7 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	September 30, 2013	December 31, 2012
Senior Lender:
Notes payable – working capital	6.5 – 7.0%	$2,787,937	$778,287
Other Lenders:
Note payable – FHA	7.0%	1,730,489	—
Note payable – S&H Leasing	11.5%	1,865,600	—
Note payable – working capital	5.0%	800,000	796,231
Note payable – HC REIT		—	100,000
Notes payable – acquisition	6.0 - 8.0%	25,188	156,242
Insurance premium financings	3.1 – 3.9%	106,869	176,837

Short-term debt		$7,316,083	$2,007,597

(1)	Effective rate as of September 30, 2013

On March 19, 2013, the Company received a short-term working capital loan for $2,010,027 from its senior lender that is collateralized by the inventory, accounts receivable, equipment and other assets of one of the Company’s hospital subsidiaries. The note bears interest at a variable rate of prime plus 3.75%, with a minimum rate of 7%, and the Company is required to make monthly payments of interest only with the balance due at maturity in March 2014.

On July 22, 2013, in conjunction with the Foundation acquisition, the Company issued a promissory note for $2,000,000 to FHA. The note is unsecured, bears interest at a fixed rate of 7% and is due on demand. During the period from July 22, 2013 to September 30, 2013, the Company made payments totaling $286,904 on the FHA note. On October 14, 2013, the total principal and interest due on the FHA note, totaling $1,727,377 was paid.

On July 22, 2013, in conjunction with the Tyche Transaction (see Note 8 – Preferred Noncontrolling Interests), the Company issued a note payable to S&H Leasing, LLC (“S&H Leasing”), a member of Tyche. The note is unsecured and bears interest at a fixed rate of 11.5%. All principal and interest on the note is due at maturity on August 1, 2014.

In August 2013, the HC REIT short-term note payable (“HC REIT Note 1”) was forgiven by HC REIT in conjunction with the El Paso Real Estate Transaction described in Note 10 – Extraordinary Gain and Other Item.

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	September 30, 2013	December 31, 2012
Senior Lender:
Line of credit	7%	Jun. 2014	$896,000	$431,000
Notes payable – working capital	5.5 – 7%	Mar. 2014 – Feb. 2016	4,059,723	5,216,251
Note payable – equity investments	6.25%	Sept. 2016	3,538,734	4,289,057
Note payable – management agreements	6.75%	Dec. 2016	687,808	826,617
Note payable – assumption	6.75%	Jan. 2015	178,801	—
Other Lenders:
Note payable – preferred interest redemption	10%	Jul. 2015	5,100,000	—
Notes payable – THE	4.6 – 8%	Dec. 2014 – Feb. 2016	348,304	453,034
Note payable – HC REIT			—	450,917
Notes payable – physician partners	5.25 – 6.75%	Oct. 2013 – Nov. 2014	166,413	617,198
Note payable – equity investment	7.7%	Nov. 2013	30,054	167,841
Note payables – settlements	5.25 – 8%	Nov. 2013 – Jan. 2018	1,312,411	—
Notes payable – acquisition	6.0%	Dec. 2014 – Oct. 2015	119,572	172,289
Capital lease obligations	0.2 – 12.3%	Apr. 2013 – Dec. 2022	2,831,339	4,879,886

Total			19,269,159	17,504,090
Less: Current portion of long-term debt			(8,134,412)	(5,971,339)

Long-term debt			$11,134,747	$11,532,751

(1)	Effective rate as of September 30, 2013

On July 22, 2013, as part of the acquisition of Foundation, the Company assumed a note payable with its senior lender from FHA. The note is unsecured and bears interest at a fixed rate of 6.75%. The Company is required to make monthly principal and interest payments under the note of $11,628.

In August 2013, the HC REIT note payable (“HC REIT Note 2”) was assigned to FSHA as part of the El Paso Real Estate Transaction described in Note 10 – Extraordinary Gain and Other Item.

The Company has a note payable with a bank that is collateralized by the Company’s equity investment in one of its Affiliates. The note bears interest at a fixed rate of 7.7% and the Company is required to make monthly principal and interest payments of $16,000.

On July 22, 2013, as part of the acquisition of Foundation, the Company assumed various notes payable from FHA, totaling $1.2 million that are owed to various third parties and a bank. The notes payable were related to past legal settlements of the Company that were funded by FHA through the notes payable. The assumed settlement notes bear interest at fixed rates ranging from 5.25% to 8%. On September 3, 2013, the Company entered into a note payable with a noncontrolling interest holder in one of the Company’s hospital subsidiaries. The note bears interest at prime plus 2% and was entered into as a settlement of a dispute and for the purpose of purchasing the noncontrolling interest from the holder. All of the settlements notes payable are unsecured and the Company is required to make monthly principal and interest payments totaling $51,449.

On August 30, 2013, the Company’s capital lease with HC REIT was forgiven in conjunction with the El Paso Real Estate Transaction described in Note 10 – Extraordinary Gain and Other Item.

The Company has entered into various short-term and long-term notes payable with its senior lender, Legacy Bank (referred to as “Legacy Debt”). As of September 30, 2013 and 2012, the balance of the Legacy Debt was $12.1 million and $11.5 million, respectively. The Legacy Debt is collateralized by substantially all of the assets of the Company’s subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain officers of the Company. In conjunction with the Legacy Debt, the Company has agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of September 30, 2013, FSA and FSHA are in compliance with the Legacy Bank Financial Covenants. Legacy Bank has waived the financial covenants until January 15, 2014. There is no assurance that Legacy Bank will waive any future violations of the financial covenants. The Company anticipates that it will also meet the financial covenants at January 15, 2014. Historically, management has been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that the Company will be able to obtain waivers in the future.

At September 30, 2013, future maturities of long-term debt were as follows:

2014	$8,134,412
2015	8,654,703
2016	2,227,649
2017	197,395
2018	55,000
Thereafter	—

Note 8 – Preferred Noncontrolling Interest

On March 13, 2013, the Company’s wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering is comprised of 152 units (“FHE Unit” or “preferred noncontrolling interest”). Each FHE Unit is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. During the period from July 22, 2013 to September 30, 2013, FHE and the Company completed the sale of 75 FHE Units for total consideration of $7,875,000 which was comprised of $7,500,000 attributable to the preferred noncontrolling interest and $375,000 attributable to the 750,000 shares of the Company’s common stock.

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests. The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014. The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions. The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $2.00 per share. Since the FHE Units have a redemption feature and a conversion feature which the Company determined to be substantive, the preferred noncontrolling interests has been recorded at the mezzanine level in the accompanying consolidated balance sheets and the corresponding dividends are recorded as a reduction of accumulated deficit.

As of December 31, 2012, the Company had an outstanding preferred membership interest of $11,072,465. The preferred member interest was owned by Tyche Health Enterprises, LLC (“Tyche”) and provided for annual cash dividends at a rate of 11.5%. On March 31, 2013, the Company entered into an Asset Purchase Agreement (the “Tyche Agreement”) with Tyche which was subsequently amended on March 31, 2013 and amended and closed on July 22, 2013. Under the Tyche Agreement, the Company purchased from Tyche (i) all of Tyche’s right, title and interest in the Membership Interest Purchase Agreement; (ii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSH and the right to various equity interests in the affiliates of FSH; (iii) all of Tyche’s right, title and interest in the preferred and common membership interest in FSHA and the right to various equity interest in the affiliates of FSHA; and (iv) all of Tyche’s right, title and interest in any preferred or non-preferred ownership interest in any Foundation entities that have been acquired as a result of the Membership Interest Purchase Agreement.

Under the Tyche Agreement, the Company paid $11,102,372 to Tyche and Tyche related entities and TSH issued promissory notes totaling $2,339,905 to Tyche and Tyche related entities for total consideration of $13,442,277. As further consideration for the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of Company’s common stock. The warrants issued included:

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

Note 9 – Commitments and Contingencies

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the nine months ended September 30, 2013. During the nine months ended September 30, 20112, the Company incurred $36,000 in settlement expenses related to its ongoing asserted and unasserted legal claims.

Note 10 – Extraordinary Gain and Other Item

Extraordinary Gain – On August 30, 2013, the Company, entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in an extraordinary gain of $11,136,121 (collectively referred to as the “El Paso Real Estate Transaction”). The income taxes related to the extraordinary gain and the amount of the extraordinary gain attributable to noncontrolling interests are summarized below:

	Gross	Tax	Net
Attributable to Graymark Healthcare	$7,864,051	$(2,991,305)	$4,872,746
Attributable to noncontrolling interests	3,272,070	(1,177,214)	2,094,856

Total extraordinary gain	$11,136,121	$(4,168,519)	$6,967,602

Pursuant to the PSA, the Company agreed to acquire from Seller the real property occupied and certain personal property used by the Company’s subsidiary East El Paso Physicians’ Medical Center, LLC (“EEPPMC”) under a master lease agreement (“Master Lease”) between EEPPMC, Seller and HCN.

The real property and other consideration covered by the Purchase Sale Agreement includes the hospital (“Hospital”) and medical office building (“MOB”) occupied by EEPPMC, an adjoining parcel of vacant land (“Excess Land”), the HC REIT Note 2, and certain personal property, including medical equipment, owned by Seller and attached to or located in and used in the operation of the Hospital and MOB (“Personal Property. The purchase price under the Purchase Agreement was $39,066,428.

Simultaneous with the execution of the Purchase Sale Agreement, the Company executed the Assignment Agreement with DOC whereby FSHA assigned and DOC assumed all of FSHA’s right, title, interest and obligations in, to and under the Purchase Sale Agreement, except for the Excess Land, HC REIT Note 2 and Personal Property. The consideration under the Assignment Agreement with DOC was $40,000,000 and was composed of the following:

1.	$39,066,428 which was paid directly to Seller;

2.	$400,000 which was retained by DOC as a security deposit for the performance of EEPPMC’s payment obligations under the Master Lease;

3.	$463,678 which was paid to the Company; and

4.	$69,894 which was paid on behalf of the Company to cover certain legal and closing expenses.

The estimated excess value of the assets obtained compared to the consideration paid as a result of the PSA and Assignment agreement was $4,027,561. The Company is in the process of conducting formal valuations of the Excess Land and Personal Property acquired in the transaction and will adjust the extraordinary gain accordingly based on the results of those evaluations.

In conjunction with the execution of the PSA and Assignment Agreement, HC REIT agreed to forgive certain liabilities totaling $7,108,560 due to HC REIT from EEPPMC composed of the following:

1.	$714,822 in capital equipment leases net of the write off of the related capital lease assets;

2.	$467,132 in a note (HC REIT Note 1) and related accrued and unpaid interest (HC REIT Note 1 and HC REIT Note 2);

3.	$2,767,905 in unpaid, past due rent on the hospital and MOB;

4.	$3,158,701 in other accrued liabilities related to the hospital and MOB facilities.

The Company determined that the nature of the El Paso Real Estate Transaction was both unusual in nature and infrequent in occurrence given the nature of our business and current operating environment. The event is unusual given we are a health care organization that invests in and manages existing healthcare facilities, not a real estate company. This event is also unique given the complex nature of both the transaction and the unusual level of debt and liabilities forgiven as part of the transaction and as such would not be reasonably expected to reoccur in the foreseeable future.

Other Item – On September 30, 2013, the Company entered into an Agreement of Sale and Purchase (“OKC MOB Agreement”) with Foundation Medical Center of Oklahoma City, LLC (“FMC”) pursuant to which the Company agreed to acquire from Seller the real property occupied as the corporate headquarters of FSA and FSHA.

The real property covered by the OKC MOB Agreement includes an ambulatory surgery center facility owned and operated by a Foundation affiliate called Foundation Surgery Affiliate of Northwest Oklahoma City, LLC. The remainder of the building is medical office space occupied by a physician group, a sleep lab, a medical infusion company, and the Foundation corporate office. The building consists of approximately 52,000 square feet. The purchase price under the Purchase Agreement was $10,588,235.

Simultaneous with the execution of the OKC MOB Agreement, the Company entered into an Agreement in Connection with Assignment and Assumption of PSA (“OKC MOB Assignment Agreement”) with DOC-GREYMARK HQ OKC MOB, LLC (“OKC DOC”) whereby the Company assigned and OKC DOC assumed, all of the Company’s right, title, interest and obligations in, to and under the OKC MOB Agreement. The consideration under the OKC MOB Assignment Agreement with OKC DOC was $15,600,000 and was composed of the following:

1.	$10,588,235 which was paid directly to FMC;

2.	$4,885,328 which was paid to the Company; and

3.	$35,937 which was paid on behalf of the Company to cover certain legal and closing expenses.

Simultaneous with the sale to OKC DOC, the Company executed a 10 year master lease on the building for an annual rent of $1,248,000 with annual escalations of 2%. The current lease income on the underlying sub-leases is approximately $900,000 per year. The master lease is an operating lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-leases, the gain on the sale to OKC DOC will be deferred and recorded on a straight-line basis as a reduction in the rent expense under the master lease.

Note 11 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At September 30, 2013, the fair value of the Company’s long-term debt, including the current portion was determined approximate its carrying value.

Nonrecurring Fair Value Measurements:

Business Acquisition – In July 2013, the Company acquired Foundation in a transaction that was treated as a reverse acquisition for accounting purposes; see Note 4 – Reverse Acquisition for additional information. The assets acquired and liabilities assumed from Graymark in the reverse acquisition were recorded at their respective fair values on the date of the acquisition.

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

Note 12 – Related Party Transactions

On July 22, 2013, the Company issued Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, 17,970,295 shares of common stock for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390. The Company previously used the proceeds from the debt to fund its payment obligations to Arvest Bank.

As of September 30, 2013, the Company had $5.9 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain notes payable totaling approximately $5.9 million and $0.8 million at September 30, 2013 and December 31, 2012, respectively. The interest rates on the notes range from 5% to 10%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company occupies office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the period from July 22, 2013 to September 30, 2013, the Company incurred approximately $54,000 in lease expense under the terms of the lease.

As of September 30, 2013 and December 31, 2012, the Company has obligations of $1.4 million that are owed to FHA and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in “Other liabilities” on the accompanying consolidated balance sheets.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

Note 13 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as noted below:

On October 2, 2013, the Company and FHE completed the sale of 12 FHE Units for total consideration of $1,260,000 which was comprised of $1,200,000 attributable to the preferred noncontrolling interest and $60,000 attributable to the 120,000 shares of the Company’s common stock. See Note 8 – Preferred Noncontrolling Interests for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Graymark Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling and noncontrolling interests in surgical hospitals located in Texas. We also own noncontrolling interests in ambulatory surgery centers (“ASCs” and “Affiliates”) located in Texas, Oklahoma, Louisiana, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, we provides\ sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. We provide management services to a majority of our Affiliates under the terms of various management agreements.

Foundation Transaction

On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of the Company’s common stock and a promissory note in the amount of $2,000,000. We also assumed certain debt and other obligations of FHA in the amount of $1,991,733. The promissory note is unsecured, bears interest at a fixed rate of 7% and is due on demand. During the period from July 22, 2013 to September 30, 2013, we made payments totaling $286,904 on the FHA note. On October 14, 2013, the total principal and interest due on the FHA note, totaling $1,727,377 was paid.

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, our historical operating results included in our consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an “S” Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in these consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expenses as if FSA and FSHA had been a “C” Corporation prior to July 22, 2013 at an assumed combined federal and state effective rate of 40%, which approximates the calculated statutory tax rates for the periods.

Hospital and ASC Business Overview

We are a nationally prominent owner and manager of ASCs and surgical hospitals with facilities located in Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas. As of September 30, 2013, we owned interests and/or managed twelve ASCs and four surgical hospitals in partnership with over 400 local physicians. Through our facilities, we are a major provider of surgical services; we have performed approximately 54,700 outpatient and 1,700 inpatient surgical cases during the nine months ended September 30, 2013. [BRAD OR BOB – please complete] We believe that our acquisition and development strategy and operating model will enable us to continue to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by physicians to forge strategic alliances to meet the needs of the evolving healthcare landscape while also shaping the clinical environments in which they practice.

We typically own a minority ownership in facilities with ownership ranging from 10% to 31% in 13 facilities. However, we own over 51% in two of our larger hospitals located in San Antonio and El Paso, Texas. Our facilities collectively offer a “portfolio” of specialties ranging from relatively intensive specialties such as orthopedics and neurosurgery to low-surgery-intensive specialties such as pediatric ENT (tubes / adenoids), pain management and gastroenterology. Each of our facilities is located in freestanding buildings or medical office buildings. Our average ASC has approximately 16,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recover, reception and administration. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. Our surgical hospitals have from 10 to 40 beds and average seven operating rooms, ranging in size from 40,000 to 126,000 square feet and are open 24 hours a day, 365 days a year.

All of our ASC and surgical hospital facilities are licensed at the state level as either ASCs or hospitals, participate within the Medicare program and are accredited by the Accreditation Association for Ambulatory Healthcare (AAAHC), Det Norske Veritas (DNV) or the Joint Commission. We recognize that accreditation is a crucial quality benchmark for payors since many managed care organizations will not contract with a facility until it is accredited. We believe that our historical success in obtaining and retaining accreditation for our facilities reflects its commitment to providing high quality care in its facilities.

Generally, our ASC and surgical hospital facilities are owned and operated by limited partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staffs of the facilities. The facilities’ partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Even where we own a minority of the interests in a facility, the partnership or limited liability company agreements generally grant us representation on the facility’s governing board and ensure our participation in fundamental decisions. Our influence over the businesses of our facilities is enhanced by the management agreements which we possess with such facilities.

Our ASC and surgical hospital facilities depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for the preponderance of the services rendered to patients. Our ASC and surgical hospital facilities derive approximately 25% of their revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. Although our ASC and surgical hospital facilities receive only a quarter of their revenues from governmental programs, private payors typically follow the method in which the government reimburses healthcare providers. Under the government’s methodology our ASC and surgical hospital facilities are reimbursed for the performance of services through the payment of facility fees which vary according to whether the facility is an ASC or a hospital and the type of procedure that is performed. ASCs are reimbursed through the payment of a composite “ASC rate” which includes payment for most of the expenses associated with the performance of a procedure such as nursing services, supplies, and staffing costs. The reimbursement rates for inpatient hospital services are determined using Medicare severity diagnosis related groups which are intended to compensate hospitals according to the estimated intensity of hospital resources necessary to furnish care for a particular diagnosed illness. Hospitals are reimbursed for outpatient procedures in a manner similar to ASCs except that the methodologies employed to calculate reimbursement generally result in hospitals being reimbursed in this setting at a higher rate for outpatient procedures than free-standing ASCs.

The reimbursement rates payable to hospitals and ASCs are subject to frequent adjustment. In addition, the reimbursement methodologies contained in the Patient Protection and Affordable Care Act (the “ACA”) are still being evaluated and are a source of uncertainty. Physicians are typically paid separately for their professional services in both ASCs and hospitals.

Our revenues from the ASC and surgical hospital facilities are derived from (i) the pro rata distributions we receive on our ownership in the facilities, and (ii) management fees that we receive from these facilities. Such management fees are generally calculated as a percentage of the monthly net revenues. We own equity interests in all of our ASC and surgical hospital facilities except the Lake Surgery Center in Baton Rouge, Louisiana which we manage. We possess management agreements with all of our ASC and surgical hospital facilities except for the Houston Orthopedic Surgical Hospital in Houston, Texas in which we own 20% of the interest.

Liquidity Overview

As of September 30, 2013, we had an accumulated deficit of $31.5 million and a working capital deficiency of $20.6 million. During the nine months ended September 30, 2013, we generated a net loss attributable to Graymark Healthcare of $15.9 million, including a goodwill impairment charge of $20.8 million. We generated cash flow from operating activities from continuing operations of $5.1 million. We expect to refinance, by the end of the first quarter of 2014, a significant portion our long-term debt obligations and we expect that we will be able to significantly reduce our annual debt service payments as part of the refinancing. However, there is no assurance that we will be successful in completing the debt refinancing. See “Liquidity and Capital Resources” for additional information.

Results of Operations

The following table sets forth selected results of our operations for the three and nine months ended September 30, 2013 and 2012. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three and Nine Month Periods Ended September 30, 2013 and 2012

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenues:
Patient services	$21,724,423	$8,747,414	$56,211,160	$23,962,216
Management fee from affiliates	1,460,163	1,880,610	4,986,012	5,951,165
Equity in earnings from affiliates	1,448,898	1,637,354	4,502,759	4,833,992
Other revenue	1,048,381	171,804	3,845,254	1,169,884
Provision for doubtful accounts	(682,319)	(123,413)	(2,409,733	(386,165)

Revenue	24,999,546	12,313,769	67,135,452	35,531,092
Salaries and benefits	6,974,734	3,472,076	19,770,112	10,246,078
Supplies	6,659,330	2,201,344	16,993,555	6,836,004
Other operating expenses	8,609,650	4,330,938	24,513,007	11,325,500
Impairment of goodwill	20,847,608	—	20,847,608	—
Depreciation and amortization	1,290,779	565,675	3,636,840	1,709,612
Net other expense	(516,069)	(202,311)	(1,535,683)	(475,491)

Income (loss) from continuing operations, before taxes	(19,898,624)	1,541,425	(20,161,353)	4,938,407
Provision for income taxes	(961,105)	—	(961,105)	—

Income (loss) from continuing operations, net of taxes	(20,859,729)	1,541,425	(21,122,458)	4,938,407
Discontinued operations, net of tax	(196,705)	—	(196,705)	—
Extraordinary gain, net of tax	6,967,602	—	6,967,602	—

Net income (loss)	(14,088,832)	1,541,425	(14,351,561)	4,938,407
Less: Noncontrolling interests	2,402,532	384,257	1,522,445	452,157

Net income (loss) attributable to Graymark Healthcare	$(16,491,364)	$1,157,168	$(15,874,006)	$4,486,250

Discussion of Three Month Periods Ended September 30, 2013 and 2012

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is included for the period of July 22, 2013 to September 30, 2013. There are no operating results for the legacy Graymark business recorded in the third quarter of 2012. We acquired East El Paso Physician Medical Center, LLC (“EEPMC”), on October 26, 2012. As a result, there are no operating results for EEPMC recorded in the third quarter of 2012.

Patient services revenue increased $13.0 million or 148% during the three months ended September 30, 2013 compared with the third quarter of 2012. The increase was primarily due to:

•	Patient services revenue at, of $11.5 million at EEPMC during the third quarter of 2013; and

•	An increase in the average reimbursement per surgical case at Foundation Bariatric Hospital of San Antonio (“FBH SA”) resulted in an increase in patient services revenue of $1.5 million during the third quarter of 2013 compared with third quarter of 2012.

Management fees from affiliates decreased $0.4 million or 22% during the three months ended September 30, 2013 compared with the third quarter of 2012. Prior to our acquisition of EEPMC, we provided management services to that facility. That revenue is now eliminated in our consolidated financial statements. This change resulted in a $0.2 million decrease compared to the third quarter of 2012. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs resulted in a decrease of $0.1 million. An agreement to lower our management fees at one of our managed hospitals resulted in a decrease of $0.1 million.

Income from equity investments in affiliates decreased $0.2 million or 12% during the three months ended September 30, 2013 compared with the third quarter of 2012. Lower average reimbursement levels at one of our ASC’s in Pennsylvania resulted in a decrease of $0.3 million which was offset by improved operating results at our surgical hospitals resulting in a $0.1 million increase.

Other revenue increased $0.9 million or 510% during the three months ended September 30, 2013 compared with the third quarter of 2012. The increase was due to $0.5 million in revenue earned during the third quarter of 2013 from the sleep center management fees earned at our legacy Graymark hospital outreach locations. There is no revenue included from the hospital outreach locations during the third quarter of 2012 as a result of the reverse acquisition recorded on July 22, 2013. The remaining increase in other revenue of $0.4 million during the third quarter of 2013 compared to the third quarter of 2012 is primarily due to Tricare capital reimbursements on qualifying military admissions.

Provision for doubtful accounts increased $0.6 million or 453% during the three months ended September 30, 2013 compared with the third quarter of 2012. Provision for doubtful accounts as a percent of patient services revenue was 3.1% and 4.3% for the third quarter of 2013 and 2012, respectively. The increase is due to a $0.4 million reserve for EEPMC and a $0.2 million increase in the reserve at FBH SA related to increased revenues and accounts receivable balances.

Salaries and benefits increased $3.5 million or 101% to $7.0 million from $3.5 million during the three months ended September 30, 2013, compared with the third quarter of 2012. The increase in salaries and benefits was primarily due to:

•	$2.6 million of salaries and benefits expense at EEPMC;

•	$0.6 million of salaries and benefits at legacy Graymark; and

•	$0.3 million due to increased salaries and benefits resulting from increased personnel required to manage our expanding hospital operations.

Supplies expense increased $4.5 million or 203% to $6.7 million from $2.2 million during the three months ended September 30, 2013, compared with the third quarter of 2012. The increase in supplies expense was primarily due to $3.9 million of medical supply expenses at EEPMC and an increase of $0.6 million at FBH SA resulting from a increased number of high acuity surgical cases.

Other operating expenses increased $4.3 million or 99% to $8.6 million from $4.3 million during the three months ended September 30, 2013, compared with the third quarter of 2012. The increase in other operating expenses was primarily due to:

•	$4.8 million of other operating expenses at EEPMC;

•	$0.5 million of other operating expenses at legacy Graymark;

•	a decrease in other operating expenses at FBH SA of $0.9 million resulting from lower costs incurred with outside service vendors; and

•	a decrease in other operating expenses of $0.1 million primarily driven by lower professional fees.

Impairment of goodwill – We recorded goodwill associated with the reverse acquisition related to legacy Graymark of $20,847,608. We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.7 million in the third quarter of 2013 compared to the second quarter of 2012. The increase was primarily due to $0.6 million of depreciation and amortization at EEPMC and $0.2 million of depreciation and amortization at legacy Graymark offset by a $0.1 million decrease at FBH SA due to certain assets becoming fully depreciated.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased $0.4 million in the third quarter of 2013 compared to the second quarter of 2012. The increase is related to a $0.2 million increase in interest expense attributable to our increased borrowings as a result of the El Paso acquisition a $0.2 million increase related to legacy Graymark, and a gain of $0.1 million in the third quarter of 2012 related to the sale of an equity investment in affiliate which we did not have in 2013.

Provision for income taxes was $1.0 million for the third quarter in 2013. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an “S” Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a “C” Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 40%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the period of July 22, 2013 to September 30, 2013 are summarized below:

Revenues	$724,145

Net loss before taxes	$(327,841)
Income tax benefit	131,136

Net loss from discontinued operations, net of tax	$(196,705)

Extraordinary gain, net of tax – on August 30, 2013, we entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in an extraordinary gain of $11,136,121 (collectively referred to as the “El Paso Real Estate Transaction”). The income taxes related to the extraordinary gain and the amount of the extraordinary gain attributable to noncontrolling interests are summarized below:

	Gross	Tax	Net
Attributable to Graymark Healthcare	$7,864,051	$(2,991,305)	$4,872,746
Attributable to noncontrolling interests	3,272,070	(1,177,214)	2,094,856

Total extraordinary gain	$11,136,121	$(4,168,519)	$6,967,602

Pursuant to the PSA, the Company agreed to acquire from Seller the real property occupied by and certain personal property used by the Company’s subsidiary East El Paso Physicians’ Medical Center, LLC (“EEPPMC”) under a master lease agreement (“Master Lease”) between EEPPMC, Seller and HCN.

The real property and other consideration covered by the Purchase Sale Agreement includes the hospital (“Hospital”) and medical office building (“MOB”) occupied by EEPPMC, an adjoining parcel of vacant land (“Excess Land”), a note payable, and certain personal property, including medical equipment, owned by Seller and attached to or located in and used in the operation of the Hospital and MOB (“Personal Property”). The purchase price under the Purchase Agreement was $39,066,428.

Simultaneous with the execution of the Purchase Sale Agreement, the Company executed the Assignment Agreement with DOC whereby FSHA assigned and DOC assumed all of FSHA’s right, title, interest and obligations in, to and under the Purchase Sale Agreement, except for the Excess Land, a note payable and Personal Property.

The consideration under the Assignment Agreement with DOC was $40,000,000. In conjunction with the execution of the PSA and Assignment Agreement, HC REIT agreed to forgive certain liabilities totaling $7,108,562 due to HC REIT from EEPPMC.

We determined that the nature of the El Paso Real Estate Transaction was both unusual in nature and infrequent in occurrence given the nature of our business and current operating environment. The event is unusual given we are a health care organization that invests in and manages existing healthcare facilities, not a real estate company. This event is also unique given the complex nature of both the transaction and the unusual level of debt and liabilities forgiven as part of the transaction and as such would not be reasonably expected to reoccur in the foreseeable future.

Noncontrolling interests were allocated $2.4 million and $0.4 million of net income during the three months ended September 30, 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of $16.5 million during the third quarter of 2013, compared to net income of $1.2 million during the third quarter of 2012.

Discussion of Nine Month Periods Ended September 30, 2013 and 2012

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is included for the period of July 22, 2013 to September 30, 2013. There are no operating results for the legacy Graymark business recorded in the nine months ended September 30, 2012. We acquired East El Paso Physician Medical Center, LLC (“EEPMC”), on October 26, 2012. As a result, there are no operating results for EEPMC recorded in the nine months ended September 30, 2012.

Patient services revenue increased $32.2 million or 135% during the nine months ended September 30, 2013 compared with the first nine months of 2012. The increase was primarily due to:

•	Patient services revenue at, of $31.2 million at EEPMC during the third quarter of 2013; and

•	An increase in the average reimbursement per surgical case at Foundation Bariatric Hospital of San Antonio (“FBH SA”) resulted in an increase in patient services revenue of $1.0 million for the first nine months of 2013 compared with the same period of 2012.

Management fees from affiliates decreased $1.0 million or 16% during the nine months ended September 30, 2013 compared with first nine months of 2012. Prior to our acquisition of EEPMC, we provided management services to that facility. That revenue is now eliminated in our consolidated financial statements. This change resulted in a $0.6 million decrease compared to the first nine months of 2012. We had two temporary management agreements in the first six months of 2012 we no longer have resulting in a decrease of $0.3 million. An agreement to lower our management fees at one of our managed hospitals resulted in a decrease of $0.2 million. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Greater year to date collections at our ASCs resulted in an offsetting increase of $0.1 million.

Income from equity investments in affiliates decreased $0.3 million or 7% during the nine months ended September 30, 2013 compared with the first nine months of 2012. Lower average reimbursement levels at one of our ASC’s in Pennsylvania resulted in a decrease of $0.2 million and lower operating results at our surgical hospitals resulted in a decrease of $0.1 million.

Other revenue increased $2.7 million or 229% during the nine months ended September 30, 2013 compared with the first nine months of 2013. The addition of EEPMC resulted in a $2.6 million increase, which includes $1.5 million in meaningful use payments related to the federal electronic medical records program, a $0.5 million settlement of the facilities 2009 Medicare cost report and $0.6 million in a combination of rental revenue from sub-lease tenants and Tricare capital reimbursements on qualifying military admissions. Revenue earned during the first nine months of 2013 from the sleep center management fees earned at our legacy Graymark hospital outreach locations resulted in a $0.5 million increase. There is no revenue included from the hospital outreach locations during the first nine months 2012 as a result of the reverse acquisition recorded on July 22, 2013. These amounts are offset by a $0.1 million decrease in miscellaneous service fees to our managed facilities and $0.3 million decrease at FBH SA due to a meaningful use payment related to the federal electronic medical records program received in the first half of 2012. No meaningful use payments have been received at FBH SA in 2013.

Provision for doubtful accounts increased $2.0 million or 524% during the nine months ended September 30, 2013 compared with the first nine months of 2012. Provision for doubtful accounts as a percent of patient services revenue was 4.3% and 1.6% for the first nine months of 2013 and 2012, respectively. The addition of EEPMC resulted in a $1.8 million increase and higher reserves related to increased revenues and account receivables at FBH SA resulted in a $0.2 million increase.

Salaries and benefits increased $9.6 million or 93% to $19.7 million from $10.2 million during the nine months ended September 30, 2013, compared with the first nine months of 2012. The increase in salaries and benefits was primarily due to:

•	$8.1 million of salaries and benefits expense at EEPMC;

•	$0.6 million of salaries and benefits at legacy Graymark; and

•	$1.1 million due to increased salaries and benefits resulting from increased personnel required to manage our expanding hospital operation;

•	partially offset by a $0.2 million reduction at FBH SA due to improved operational efficiencies allowing for reduced labor.

Supplies expense increased $10.2 million or 149% to $17.0 million from $6.8 million during the nine months ended September 30, 2013, compared with the first nine months of 2012. The increase in supplies expense was primarily due to $10.0 million of medical supply expenses at EEPMC and an increase of $0.2 million at FBH SA resulting from an increase in the number of high acuity surgical cases.

Other operating expenses increased $13.2 million or 116% to $24.5 million from $11.3 million during the nine months ended September 30, 2013, compared with the first nine months of 2012. The increase in other operating expenses was primarily due to:

•	$14.5 million of other operating expenses at EEPMC;

•	$0.5 million of other operating expenses at legacy Graymark;

•	a decrease in other operating expenses at FBH SA of $1.9 million resulting from lower costs incurred with outside service vendors; and

•	an increase in other operating expenses of $0.1 million related to increased corporate expense to support our expanded operations.

Impairment of goodwill – We recorded goodwill associated with the reverse acquisition related to legacy Graymark of $20,847,608. We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $1.9 million in the nine months ended September 30, 2013 compared to the first nine months of 2012. The increase was primarily due to $1.9 million of depreciation and amortization at EEPMC and $0.2 million of depreciation and amortization at legacy Graymark partially offset by a $0.2 million decrease at FBH SA due to certain assets becoming fully depreciated.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased $1.2 million in the third quarter of 2013 compared to the second quarter of 2012. The increase is related to an increase of $0.8 million in interest expense attributable to our increased borrowings as a result of the El Paso acquisition and a $0.2 million increase related to legacy Graymark and a gain of $0.3 million in the first nine months quarter of 2012 related to the sale of equity investments in certain affiliates, offset by a $0.1 million reduction in interest expense at FBH SA due to lower principle balances related to principle payments on existing loans.

Provision for income taxes was $1.0 million for the first nine months of 2013. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an “S” Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expenses as if FSA and FSHA had been a “C” Corporation prior to July 22, 2013 at an assumed combined federal and state effective rate of 40%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the period of July 22, 2013 to September 30, 2013 are summarized below:

Revenues	$724,145

Net loss before taxes	$(327,841)
Income tax benefit	131,136

Net loss from discontinued operations, net of tax	$(196,705)

Extraordinary gain, net of tax – on August 30, 2013, we entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in an extraordinary gain of $11,136,121 (collectively referred to as the “El Paso Real Estate Transaction”). The income taxes related to the extraordinary gain and the amount of the extraordinary gain attributable to noncontrolling interests are summarized below:

	Gross	Tax	Net
Attributable to Graymark Healthcare	$7,864,051	$(2,991,305)	$4,872,746
Attributable to noncontrolling interests	3,272,070	(1,177,214)	2,094,856

Total extraordinary gain	$11,136,121	$(4,168,519)	$6,967,602

Pursuant to the PSA, the Company agreed to acquire from Seller the real property occupied by and certain personal property used by the Company’s subsidiary East El Paso Physicians’ Medical Center, LLC (“EEPPMC”) under a master lease agreement (“Master Lease”) between EEPPMC, Seller and HCN.

The real property and other consideration covered by the Purchase Sale Agreement includes the hospital (“Hospital”) and medical office building (“MOB”) occupied by EEPPMC, an adjoining parcel of vacant land (“Excess Land”), a note payable, and certain personal property, including medical equipment, owned by Seller and attached to or located in and used in the operation of the Hospital and MOB (“Personal Property”). The purchase price under the Purchase Agreement was $39,066,428.

Simultaneous with the execution of the Purchase Sale Agreement, the Company executed the Assignment Agreement with DOC whereby FSHA assigned and DOC assumed all of FSHA’s right, title, interest and obligations in, to and under the Purchase Sale Agreement, except for the Excess Land, a note payable and Personal Property. The consideration under the Assignment Agreement with DOC was $40,000,000. In conjunction with the execution of the PSA and Assignment Agreement, HC REIT agreed to forgive certain liabilities totaling $7,108,562 due to HC REIT from EEPPMC.

We determined that the nature of the El Paso Real Estate Transaction was both unusual in nature and infrequent in occurrence given the nature of our business and current operating environment. The event is unusual given we are a health care organization that invests in and manages existing healthcare facilities, not a real estate company. This event is also unique given the complex nature of both the transaction and the unusual level of debt and liabilities forgiven as part of the transaction and as such would not be reasonably expected to reoccur in the foreseeable future.

Noncontrolling interests were allocated $1.5 million and $0.5 million of net income during the nine months ended September 30, 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA.

Net income (loss) attributable to Graymark Healthcare. Our operations resulted in a net loss of $15.9 million during the nine months ended September 30, 2013, compared to net income of $4.5 million during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of September 30, 2013, our liquidity and capital resources included cash and cash equivalents of $8.3 million and a working capital deficit of $20.6 million. As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $2.5 million and working capital deficit of $12.9 million.

Cash provided by operating activities from continuing operations was $5.1 million during the nine months ended September 30, 2013 compared to $4.3 million for the first nine months of 2012. During the nine months ended September 30, 2013, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss increased by non-cash items) of $1.3 million, increases in accounts payable, accrued liabilities and other liabilities totaling $10.2 million and decreases in receivables from affiliates, supplies inventories and other assets totaling $0.7 million. During the nine months ended September 30, 2013, the primary uses of cash from continuing operations, was a decrease in accounts receivables, other receivables and prepaid and other current assets totaling $7.5 million. During the nine months ended September 30, 2012, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net income reduced by non-cash items) of $3.1 million and an increase in prepaid and other current assets of $0.5 million and a decrease in other liabilities of $0.4 million. The primary sources of cash from operating activities from continuing operations in the first nine months of 2012 were a decrease in other receivables of $0.5 million and an increase in accrued liabilities of $0.4 million.

Cash used by discontinued operations for the nine months ended September 30, 2013 was $0.4 million. There were no discontinued operations during the nine months ended September 30, 2012.

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2013 was $1.8 million compared to the first nine months of 2012 when investing activities from continuing operations used $4.3 million. Investing activities during the first nine months of 2013 were primarily related to distributions received from equity investments of $4.5 million and proceeds from an extraordinary gain transaction of $0.5 million which were offset by purchases of property and equipment of $3.5 million. Investing activities during the first nine months of 2012 were primarily related to distributions received from equity investments of $4.8 million and proceeds from the sale of equity investments of $0.6 million which were offset by purchases of property and equipment of $0.8 million and purchases of equity investments of $0.2 million.

Investing activities from discontinued operations during the nine months ended September 30, 2013 were $0.2 million and represented proceeds from the sale of assets attributable to discontinued operations.

Net cash used by financing activities from continuing operations during the nine months ended September 30, 2013 was $0.6 million compared to the first nine months of 2012 when financing activities from continuing operations used $4.5 million. During the nine months ended September 30, 2013, we had proceeds from the sale of common stock and preferred noncontrolling interests of $0.4 million and $7.5 million, respectively. During the nine months ended September 30, 2013, we paid $13.5 million to redeem preferred noncontrolling interests. During the nine months ended September 30, 2013 and 2012, we received debt proceeds of $12.2 and $0.9 million, respectively, and we made debt payments of $5.4 million and $3.5 million, respectively. During the nine months ended September 30, 2013 and 2012, we made distributions to FHA (prior to the reverse acquisition on July 22, 2013) of $0.1 million and $1.6 million, respectively. During the nine months ended September 30, 2013 and 2012, we paid preferred noncontrolling dividends of $0.9 million and $0.2 million, respectively.

As of September 30, 2013, we had an accumulated deficit of $31.5 million and a working capital deficiency of $20.6 million. During the nine months ended September 30, 2013, we generated a net loss attributable to Graymark Healthcare of $15.9 million, including a goodwill impairment charge of $20.8 million, and generated cash flow from operating activities from continuing operations of $5.1 million. We expect to refinance, by the end of the first quarter of 2014, a significant portion of our long-term debt obligations. We expect to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing.

Legacy Bank Credit Facility

We have entered into various short-term and long-term notes payable with our senior lender, Legacy Bank (referred to as “Legacy Debt”). As of September 30, 2013, the balance of the Legacy Debt was $12.1 million. The Legacy Debt is collateralized by substantially all of the assets of our subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain of our officers. In conjunction with the Legacy Debt, we have agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of September 30, 2013, FSA and FSHA are in compliance with the Legacy Bank Financial Covenants. Legacy Bank has waived the financial covenants until January 15, 2014. There is no assurance that Legacy Bank will waive any future violations of the financial covenants. We anticipate that we will also meet the financial covenants at January 15, 2014. Historically, we have been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that we will be able to obtain waivers for any non-compliance in the future.

Arvest Bank Credit Facility

On July 22, 2013, our subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), we and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. We, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, we and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). We, Arvest Bank, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of September 30, 2013, the outstanding principal amount of the New Note was $10.4 million.

On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, we entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the Company’s common stock. The Company purchased the participation in the last $6,000,000 of the principal amount due under the Arvest credit facility. The Company’s participation in the note is eliminated against the New Note. Since the operations of the Borrowers has been discontinued, the New Note, net of the participation, is included in current liabilities from discontinued operations in our consolidated balance sheet a.

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principle balance and all accrued and unpaid interest thereon will be due and payable on December 31, 2013. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through December 31, 2013, which is the maturity date of the New Note.

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

Preferred Interest Financing Transaction

On March 13, 2013, our wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering is comprised of 152 units (“FHE Unit”). Each FHE Unit is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. From July 22, 2013 to September 30, 2013, we and FHE completed the sale of 75 FHE Units for total consideration of $7,875,000.

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

As further consideration for the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of the Company’s common stock. The warrants issued included:

•	Five year warrants for the purchase of a total of 1,937,500 shares of our common stock at a strike price of $1.00 per share;

•	Seven and one-half year warrants for the purchase of a total of 3,516,204 shares of our common stock at a strike price of $1.35 per share; and

•	Ten year warrants for the purchase of a total of 2,296,296 shares of our common stock at a strike price of $1.60 per share.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at September 30, 2013 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$7,577,651	$—	$—	$—	$7,577,651
Long-term debt (1)	9,506,113	9,991,156	68,487	—	19,565,756
Other current liability (2)	1,052,500	—	—	—	1,052,500
Operating leases	8,223,549	15,767,778	16,186,321	58,869,538	99,047,186
Liabilities from discontinued operations (3)	4,648,599	28,758	—	—	4,677,357

Total	$31,008,412	$25,787,692	$16,254,808	$58,869,538	$131,920,450

(1)	Includes principal and interest obligations.
(2)	Represents operating lease allowance payment obligation
(3)	Represents the debt principal and interest obligations and future minimum lease payments included in our discontinued operations.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2012 annual report on Form 10-K and in the audited consolidated financial statements of FSA as filed in our Form 8-K on November 13. 2013. Some of the more significant estimates include revenue recognition, allowance for doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

Revenue recognition and accounts receivable – We recognize revenues in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts we receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than our established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received.

Contractual Discounts and Cost Report Settlements – We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from its established billing rates. We must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of operations.

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term.

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Provision and Allowance for Doubtful Accounts – To provide for accounts receivable that could become uncollectible in the future; we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

We have an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that we utilizes include, but are not limited to, the aging of accounts receivable, historical cash collection experience, revenue trends by payor classification, revenue days in accounts receivable, the status of claims submitted to third party payors, reason codes for declined claims and an assessment of our ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan. Accounts receivable are written off after collection efforts have been followed in accordance with our policies.

Due to the nature of the healthcare industry and the reimbursement environment in which we operate, certain estimates are required to record net revenues and accounts receivable at their net realizable values at the time services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available, which could have a material impact on our operating results and cash flows in subsequent periods. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payors may result in adjustments to amounts originally recorded.

The patient and their third party insurance provider typically share in the payment for our services. The amount patients are responsible for includes co-payments, deductibles, and amounts not covered due to the provider being out-of-network. Due to uncertainties surrounding deductible levels and the number of out-of-network patients, we are not certain of the full amount of patient responsibility at the time of service. We estimate amounts due from patients prior to service and generally collects those amounts prior to service. Remaining amounts due from patients are then billed following completion of service.

Goodwill and Intangible Assets – We evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from five to seven years. We evaluate the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On July 22, 2013, we completed our acquisition of Foundation. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we will exclude the Foundation acquisition from our 2013 assessment of the effectiveness of our internal control over financial reporting since it is not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management’s assessment. However, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include Foundation’s operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings, that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors.

The material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K are as follows:

Our acquisition of Foundation may increase our risk of significant deficiencies or material weaknesses in our internal controls over financial reporting.

Foundation has not performed an assessment of the effectiveness of the design and operation of their internal control over financial reporting. In addition, Foundation has not historically prepared their financial statements under U.S. generally accepted accounting standards. Foundation is not required to be included in our assessment of internal controls for 2013 but will be included in our assessment for 2014, which may increase our risk for material weaknesses in our internal control over financial reporting.

We require a significant amount of cash flow from operations and third-party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

We may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us under existing loan facilities or otherwise in an amount sufficient to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We anticipate the need for substantial cash flow to fund future acquisitions, which is our primary growth strategy. In addition, we intend to refinance some or all of our current indebtedness at or before maturity.

At September 30, 2013, we have a short-term debt obligation with Arvest Bank of $4.5 million that matures on December 31, 2013 which is included in current liabilities from discontinued operations in our consolidated financial statements. At September 30, 2013, we have short-term debt and current portion of long-term debt payable to Legacy Bank of $2.8 million and $5.0 million, respectively. In addition, at September 30, 2013, we have additional short-term debt and current portion of long-term debt owed to other financial institutions totaling $4.5 million and $3.1 million, respectively. Further details about this indebtedness can be found in the footnotes to our consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At September 30, 2013, we had total liabilities of approximately $67.7 million. There is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

We cannot predict the effect that the Affordable Care Act and its implementation may have on our business, financial condition or results of operations.

The Affordable Care Act was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The Affordable Care Act dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms.

Although a majority of the measures contained in the Affordable Care Act do not take effect until late 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the Affordable Care Act will not become effective until 2014 or later, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Affordable Care Act, including the “individual mandate” provisions of the Affordable Care Act that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors, including those of some states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the Affordable Care Act not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act.

The Affordable Care Act changes how healthcare services are covered, delivered, and reimbursed. The net effect of the Affordable Care Act on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the Affordable Care Act that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the Affordable Care Act’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the Affordable Care Act.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2012, we derived 27% % of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited or if we or one or more of our hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, revenues from HMOs, PPOs and other private payors are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services.

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rate than other competing private payors. We expect efforts to impose greater discounts and more stringent cost controls by government and private payors to continue, thereby reducing the payments we receive for our services. In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act, the Tax Relief Act and the ATRA provide for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

All, but one, of our hospitals are certified as providers of Medicaid services. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other healthcare benefits to qualifying individuals who are unable to afford care. A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand such states’ Medicaid systems. It is possible that budgetary pressures will force states to resort to some of the cost saving measures mentioned above. These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, OIG, State Attorneys General, and contracted auditors, as well as whistleblowers. Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged. Moreover, as a result of the provisions of the Affordable Care Act that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law.

Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. In January 2005, the OIG issued Supplemental Compliance Program Guidance for Hospitals that focuses on hospital compliance risk areas. Some of the risk areas highlighted by the OIG include correct outpatient procedure coding, revising admission and discharge policies to reflect current CMS rules, submitting appropriate claims for supplemental payments such as pass-through costs and outlier payments and a general discussion of the fraud and abuse risks related to financial relationships with referral sources. Each FFY, the OIG also publishes a General Work Plan that provides a brief description of the activities that the OIG plans to initiate or continue with respect to the programs and operations of HHS and details the areas that the OIG believes are prone to fraud and abuse.

The laws and regulations with which we must comply are complex and subject to change. In the future, different interpretations or enforcement of these laws and regulations could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our hospitals and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Finally, we are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to various other environmental laws, rules and regulations. Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities.

As a result of increased reviews of claims to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and audits of Medicare claims under the RAC programs. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, short stays, incorrect payment amounts, non-covered services and duplicate payments. The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total amounts recovered by RACs has come from hospitals. In addition, CMS has announced a pre-payment demonstration project that will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules. Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on certain states with high populations of fraud and error-prone providers (including the state of Texas in which we operate) and other states high claims volumes of short inpatient hospital stays. The demonstration project began on August 27, 2012 and will run for a three year period.

The Affordable Care Act expanded the RAC program’s scope to include managed Medicare and to include Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities. Any such audit or investigation could have a material adverse effect on the results of our operations.

We may continue to see the growth of uninsured and “patient due” accounts, and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, revenues, results of operations and cash flows.

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for doubtful accounts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise. As unemployment rates increase, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our hospitals could become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, incentivize states to expand their Medicaid eligibility requirements and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment, as well as our inability to foresee how individuals, businesses and states will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The Affordable Care Act potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

We may be subjected to actions brought by the government under anti-fraud and abuse provisions or by individuals on the government’s behalf under the False Claims Act’s “qui tam” or “whistleblower” provisions.

The federal False Claims Act prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the federal False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. The Affordable Care Act also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to be in compliance with applicable fraud and abuse laws.

The industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

The Affordable Care Act contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Affordable Care Act prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Another provision reduces payments for all inpatient discharges for hospitals that experience excessive readmissions for certain conditions designated by HHS.

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.

The lingering effects of the economic recession could materially adversely affect our financial position, results of operations or cash flows.

The U.S. economy continues to experience the negative effects from an economic recession, and unemployment levels remain high. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals; or

•	a high-deductible insurance plan or no insurance at all, which increases a hospitals dependence on self-pay revenue. Moreover, a greater number of uninsured patients may seek care in our emergency rooms.

We are unable to determine the specific impact of these economic conditions on our business at this time, but we believe that the lingering effects of the economic recession could have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.

The failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, can have a disproportionate impact on our hospitals.

The economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenues and results of operations or impede our business strategies intended to generate organic growth and improve operating results at our hospitals.

We may have difficulty acquiring hospitals on favorable terms.

One element of our business strategy is expansion through the acquisition of acute care hospitals primarily in non-urban markets. We face significant competition to acquire attractive hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital, for example, a hospital located near existing hospitals or those who will realize economic synergies, have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

Given the increasingly challenging regulatory and enforcement environment, our ability to acquire hospitals could be negatively impacted if targets are found to have material unresolved compliance issues. We may condition our purchase on the resolution of such issues by reporting or refunding amounts under the voluntary self-disclosure protocols. We could experience delays in closing or fail to close transactions with targets that initially were attractive but became unattractive as a result of a poor compliance program, material non-compliance with laws or failure to timely address compliance risks.

The cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of purchase price, effects of subsequent legislation and limitations on rate increases. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of our acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably or effectively integrate their operations, we may be unable to achieve our growth strategy.

Even if we are able to identify an attractive target, we may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might make or may be required to borrow at higher rates and on less favorable terms. We may incur or assume additional indebtedness as a result of acquisitions. Our failure to acquire non-urban hospitals consistent with our growth plans could prevent us from increasing our revenues.

In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by tax-exempt entities. This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.

We may encounter difficulty operating, integrating and improving financial performance at acquired hospitals.

We may be unable to timely and effectively integrate any hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating an acquired hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. In addition, we may not be able to achieve improved financial performance at acquired hospitals within our targeted time frames, or continue to improve financial performance for sustained periods following the acquisition.

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

As a general matter, only physicians on our medical staffs may direct hospital admissions and the services ordered once a patient is admitted to a hospital. As a result, the success of our hospitals depends in part on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians.

The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our hospitals, our ability to meet demands for new technology and our ability to identify and communicate with physicians who want to practice in non-urban communities. In particular, we face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities. If the non-urban communities in which our hospitals primarily operate are not seen as attractive, then we could experience difficulty attracting and retaining physicians to practice in our communities. We may not be able to recruit all of the physicians we target. In addition, we may incur increased malpractice expense if the quality of physicians we recruit does not meet our expectations.

Additionally, our ability to recruit physicians is closely regulated. For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes, and related regulations. For example, the Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them. In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

Our hospitals face competition for staffing, which may increase labor costs and reduce profitability.

In addition to our physicians, the operations of our hospitals are dependent on the efforts, abilities and experience of our management and medical support personnel, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary or contract personnel. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios. If our labor costs increase, we may not be able to raise rates to offset these increased costs. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

The loss of certain physicians can have a disproportionate impact on certain of our hospitals.

Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians, even if temporary, could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

We are subject to risks associated with outsourcing functions to third parties.

To improve operating margins, productivity and efficiency, we outsource selected nonclinical business functions to third parties. We take steps to monitor and regulate the performance of independent third parties to whom the Company delegates selected functions, including revenue cycle management, patient access, billing, cash collections, payment compliance and support services, project implementation, supply chain management and payroll services.

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control. The expanding role of third party providers may also require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us.

Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use electronic health record (“EHR”) technology. HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. System conversions to comply with EHR could be time consuming and disruptive for physicians and employees. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We are in process of converting certain of our clinical and patient accounting information system applications to newer versions of existing applications or all together new applications at several of our facilities. In connection with our implementations and conversions, we have incurred significant capitalized costs and additional training and implementation expenses. In addition, EHR incentive payments previously recognized are subject to audit and potential recoupment if it is determined that we did not meet the applicable meaningful use standards required in connection with such incentive payments.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients.

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. In the ordinary course of our business, we, and vendors on our behalf, collect and store sensitive data, including personal health data and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information are critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy rule. If, in spite of our compliance efforts we were to experience a breach, loss, or other compromise of such personal health information, such event could disrupt our operations, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Businesses we have acquired, or businesses we may acquire may have unknown or contingent liabilities for past activities of acquired businesses, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, previous tax liabilities and unacceptable business practices. Although we endeavor to continue to obtain contractual indemnification from sellers covering these matters, any indemnification obtained from sellers may be insufficient to cover material claims or liabilities for past activities of acquired businesses.

Other hospitals and outpatient facilities provide services similar to those which we offer. In addition, physicians provide services in their offices that could be provided in our hospitals. These factors increase the level of competition we face and may therefore adversely affect our revenues, profitability and market share

Competition among hospitals and other healthcare service providers, including outpatient facilities, has intensified in recent years. We compete with other hospitals, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which could otherwise be provided in our hospitals. Although the hospitals with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these hospitals. Furthermore, some of the hospitals with which we compete may offer more or different services than those available at our hospitals, may have more advanced equipment or may have a medical staff that is thought to be better qualified. Also, some of the hospitals that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals, in most instances, are also exempt from paying sales, property and income taxes.

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry. In 2005, CMS began making public performance data relating to ten quality measures that hospitals submit in connection with their Medicare reimbursement. Since that time, CMS has on several occasions increased the number of quality measures hospitals are required to report in order to receive the full IPPS and OPPS market basket updates. In addition, the Medicare program no longer reimburses hospitals for care relating to certain preventable adverse events, and many private healthcare payors have adopted similar policies. If the public performance data become a primary factor in where patients choose to receive care, and if competing hospitals have better results than our hospitals on those measures, we would expect that our patient volumes could decline.

We also face very significant and increasing competition from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest). Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services will likely decrease in the future.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets may be adversely affected.

Technological advances, including with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and robotic surgery devices, continue to evolve. In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements. We believe that the direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals and the activities of our employed physicians. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our deductible amount. Also, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied.

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

Oliver Debt Conversion. On August 31, 2012, December 31, 2012, March 1, 2013, April 1, 2013 and July 22, 2013, the Company executed promissory notes with Mr. Roy T. Oliver in the amount of $1,184,808, $351,710, $485,082, $351,470 and $5,648,290, respectively, for a total of $8,021,360. We used the proceeds from the notes to fund our payment obligations to Arvest Bank. On July 22, 2013, we issued Mr. Oliver 17,970,295 shares of common stock for full satisfaction of the Oliver indebtedness including principal and accrued interest owed thereon of $114,263. No underwriters were involved.

Preferred Noncontrolling Interest Financing Transaction. From July 22, 2013 to October 2, 2013, we and FHE sold 87 FHE Units for total proceeds of $9,135,000. Each FHE Units is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000 and 10,000 shares of the Company’s common stock. We issued 870,000 shares of common stock to the purchasers of the FHE Units. In addition, the FHE Units are convertible into shares of our common stock at the option of the holder at a conversion price of $2.00 per share or currently 4,350,000 shares of our common stock. If all 152 FHE Units are issued, we would issue, in the aggregate 1,520,000 shares of restricted stock and the 152 FHE Units would be convertible for up to 7,600,000 shares of our common stock. No underwriters were involved.

Tyche Transaction. On July 22, 2013, in connection with the purchase of preferred noncontrolling interests from Tyche, we issued to Tyche and related entities the following warrants exercisable for our common stock: (i) five year warrants for the purchase of a total of 1,937,500 shares of our common stock at a strike price of $1.00 per share; (ii) seven and one-half year warrants for the purchase of a total of 3,516,204 shares of our common stock at a strike price of $1.35 per share; and (iii) ten year warrants for the purchase of a total of 2,296,296 shares of the Company’s common stock at a strike price of $1.60 per share. No underwriters were involved.

Professional Services. In October 2013, we issued 100,000 shares of our common stock as payment for professional services rendered by our former Chairman of the Board of Directors, Ms. Jamie Hopping. The professional services performed by Ms. Hopping were covered by her Chairman Agreement with us and were valued at $40,000. In October 2013, we issued 20,000 shares of our common stock to a professional services company as payment for services valued at $9,750.

Cashless Stock Grant Vesting. During August 2013, we acquired, by means of net share settlements, 4,062 shares of Graymark common stock, at a price of $0.36 per share, related to the vesting of an employee restricted stock award to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

Item 3. Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We do not have anything to report under this Item.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.2	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 22, 2013 among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.3	Promissory Note (Demand), dated July 22, 2013, in favor of Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.4	Promissory Note, dated July 22, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.5	Second Amended And Restated Loan Agreement, dated July 22, 2013, among SDC Holdings, LLC, ApothecaryRx, LLC, Graymark Healthcare, Inc., Stanton M. Nelson, and Arvest Bank, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.6	Amended and Restated Promissory Note, dated July 22, 2013, made by SDC Holding, LLC and ApothecaryRx, LLC in favor of Arvest Bank, is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7	Participation Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.8	Subscription Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9	Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank, is incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.10	Promissory Note, dated July 22, 2013, made by Foundation Health Enterprises, LLC in favor of Valliance Bank, is incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.11	Consent, Ratification, Acknowledgement and Amendment to Loan Documents Agreement, dated July 22, 2013, among Legacy Bank, Foundation Healthcare Affiliates, LLC, Graymark Healthcare, Inc., TSH Acquisition LLC, Foundation Surgery Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC and other indirect subsidiaries of the registrant, is incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.12	Asset Purchase Agreement, dated March 31, 2013, between Tyche Health Enterprises, LLC and TSH Acquisition, LLC, is incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.12.1	Letter Agreement, dated June 22, 2013, between Tyche Health Enterprises, LLC, TSH Acquisition, LLC and Graymark Healthcare, Inc, is incorporated by reference to Exhibit 10.14.1 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.13	Form of Five Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.14	Form of Seven Year Common Stock Purchase Warrant (2,296,296 shares of common stock at $1.35 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.15	Form of Ten Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.60 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.16	Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.17	Indemnification Agreement with each of Thomas Michaud and Dr. Robert Moreno, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.18	Agreement of Sale and Purchase, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC, HCRI Texas Properties, Ltd. and Health Care REIT, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.19	Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.20+	Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated August 31, 2013.

10.20.1+	First Amendment to Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated September 25, 2013.

10.20.2+	Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013.

10.21	Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.22	Agreement in Connection with Assignment and Assumption Agreement, dated September 30, 2013, among Graymark Healthcare, Inc., and DOC-Greymark HQ OKC MOB, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.23+	Master Lease by and between DOC-Greymark HQ OKC MOB, LLC and Foundation Surgery Affiliates, LLC, dated September 30, 2013.

10.24+	Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated December 1, 2005.

10.24.1+	Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated February 19, 2007.

10.24.2+	Second Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated June 1, 2007.

10.24.3+	Third Amendment to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated July 15, 2010.

10.25+	Lease Agreement by and between Foundation Bariatric Real Estate of Huebner, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated October 11, 2006.

10.26+	Private Placement Memorandum of Foundation Health Enterprises LLC dated March 18, 2013.

10.27+	Promissory note, dated March 19, 2013, by Foundation Surgery Affiliates, LLC and East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank.

10.28+	Promissory note (1 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank.

10.29+	Promissory note (2 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank.

10.30+	First Modification to Promissory Notes and to First Amended and Restated Loan and Security Agreement, dated June 28, 2013, between Foundation Bariatric Hospital of San Antonio, L.L.C. and Legacy Bank.

10.31+	Promissory Note (Note No. 2), dated September 7, 2010, by Foundation Bariatric Hospital of San Antonio, L.L.C. in favor of Legacy Bank.

10.32+	Second Amended and Restated Promissory Note (Note No. 1), dated July 5, 2013, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank.

10.33+	Promissory Note (Note No. 3), dated December 30, 2011, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank.

10.34+	Promissory Note, Change in Terms Agreement, dated September 6, 2006, by Foundation Surgical Hospital Affiliates, LLC in favor of Legacy Bank.

10.35+	Promissory Note, Deferral / Extension Agreement, dated October 25, 2013 by East El Paso Physicians’ Medical Center, LLC in favor of Legacy bank.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant (furnished herewith).

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant (furnished herewith).

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant (furnished herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAYMARK HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2013

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
(Principal Financial Officer)

Date: November 20, 2013

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 20, 2013