Form 10-K
period 2013-12-31
Foundation Healthcare, Inc.
filed 2014-03-31
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34171

FOUNDATION HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 N. Portland Avenue, Ste. 200 Oklahoma City, Oklahoma 73134 (Address of principal executive offices)

(405) 608-1700 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2013, the aggregate market value of Foundation Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price, or the average bid and asked price) was approximately $5,860,000.

As of March 31, 2014, 171,351,343 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2013 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

FOUNDATION HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements”. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with government regulations.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Foundation Healthcare, Inc. and its subsidiaries.

ii

PART I

Item 1.	Business.

Company Overview

Foundation Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and we are a healthcare services company primarily focused on owning controlling interests in surgical hospitals and the inclusion of ancillary service lines. We currently own controlling and noncontrolling interests in surgical hospitals located in Texas. We also own noncontrolling interests in ambulatory surgery centers (“ASCs”) located in Texas, Oklahoma, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, we provide sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. We provide management services to a majority of our Affiliates under the terms of various management agreements. Prior to December 2, 2013, our name was Graymark Healthcare, Inc.

We focus primarily on investing in and managing high quality cost effective surgical hospitals that meet the needs of patients, physicians and payors. We also focus on the inclusion of ancillary service lines to our surgical hospitals to our surgical hospitals including hyperbarics, sleep labs, intraoperative monitoring, imaging and robotic surgery. We believe the facilities we invest in and manage provide an enhanced quality of care to our patients while providing administrative, clinical and economic benefits to physicians. Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

Reverse Acquisition

On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of our common stock and a promissory note in the amount of $2,000,000 (the “Foundation Acquisition”). We also assumed certain debt and other obligations of FHA in the amount of $1,991,733. The promissory note bore interest at a fixed rate of 7% and was paid in full on October 14, 2013.

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the historical operating results included in our consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in these consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 40%, which approximates the calculated statutory tax rates for the periods.

Hospital and ASC Business Overview

We are a nationally prominent owner and manager of surgical hospitals and ASCs with facilities located in Louisiana, Maryland, New Jersey, Ohio, Oklahoma, Pennsylvania and Texas. As of December 31, 2013, we owned interests four surgical hospitals and ten ASCs in partnership with over 400 local physicians. We own equity interests in all of our ASC and surgical hospital facilities except for one ASC that we only manage. Through our facilities, we are a major provider of surgical services; we performed approximately 72,500 outpatient and 2,200 inpatient surgical cases during 2013. We believe that our acquisition and development strategy and operating model will enable us to continue to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by physicians to forge strategic alliances to meet the needs of the evolving healthcare landscape while also shaping the clinical environments in which they practice.

We own over 51% in two of our larger hospitals located in San Antonio and El Paso, Texas (referred to as “Consolidated Hospitals”). Historically, our focus was to own a minority ownership in facilities and we currently have ownership, ranging from 10% to 32%, in two hospitals and ten ASCs (referred to as “Equity Owned Hospitals,” “Equity Owned ASCs,” or “Equity Owned Facilities”; also referred to as “Affiliates”). Our facilities collectively offer a “portfolio” of specialties ranging from relatively intensive specialties such as orthopedics and neurosurgery to low-surgery-intensive specialties such as pediatric ENT (tubes / adenoids), pain management and gastroenterology. Each of our facilities is located in freestanding buildings or medical office buildings. Our surgical hospitals have from 10 to 40 beds and average seven operating rooms, ranging in size from 40,000 to 126,000 square feet and are open 24 hours a day, 365 days a year. Our average ASC has approximately 16,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our ASCs are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged.

Our facilities are licensed at the state level, participate within the Medicare program and are accredited by the Accreditation Association for Ambulatory Healthcare (AAAHC) or the Det Norske Veritas (DNV) with the exception of our ASC in Nacogdoches, Texas. The Nacogdoches facility meets the accreditation standards, but the governing board of the ASC has elected to not be accredited. We recognize that accreditation is a crucial quality benchmark for payors since many managed care organizations will not contract with a facility until it is accredited. We believe that our historical success in obtaining and retaining accreditation for our facilities reflects our commitment to providing high quality care in its facilities.

Generally, our facilities are owned and operated by limited partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staffs of the facilities. The facilities’ partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Even where we own a minority of the interests in a facility, the partnership or limited liability company agreements generally grant us representation on the facility’s governing board and ensure our participation in fundamental decisions. Our influence over the businesses of our facilities is enhanced by the management agreements which we possess with such facilities.

Our surgical hospital and ASC facilities depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for the preponderance of the services rendered to patients. Our surgical hospital and ASC facilities derive a portion of their revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. Private payors typically follow the method in which the government reimburses healthcare providers. Under the government’s methodology our surgical hospital and ASC facilities are reimbursed for the performance of services through the payment of facility fees which vary according to whether the facility is a hospital or an ASC and the type of procedure that is performed. Hospitals are reimbursed for outpatient procedures in a manner similar to ASCs except that the methodologies employed to calculate reimbursement generally result in hospitals being reimbursed in this setting at a higher rate than free-standing ASCs. ASCs are reimbursed through the payment of a composite “ASC rate” which includes payment for most of the expenses associated with the performance of a procedure such as nursing services, supplies, and staffing costs. The reimbursement rates for inpatient hospital services are determined using Medicare severity diagnosis related groups which are intended to compensate hospitals according to the estimated intensity of hospital resources necessary to furnish care for a particular diagnosed illness.

Discontinued Operations

In conjunction with establishing our focus on surgical hospitals resulting from the Foundation Acquisition, we have sold or closed all of our freestanding sleep diagnostic and therapy facilities. The facilities sold or closed were selected because the revenue from these facilities had not met expectations and were not adequate to offset fixed operating costs. The facilities sold or closed were located in Oklahoma, Texas, Nevada, Kansas, Missouri and Iowa.

As a result of identifying these sites as held for sale, the related assets, liabilities, results of operations and cash flows of the identified sites are classified as discontinued operations our consolidated financial statements.

Company History

Our existing focus on surgical hospitals was formulated in conjunction with the Foundation Acquisition on July 22, 2013. Prior to July 22, 2013, our primary focus was providing care management solutions to the sleep disorder market which began on January 2, 2008 when our predecessor company, Graymark Productions Inc., acquired ApothecaryRx, LLC, and SDC Holdings, LLC, collectively referred to as the “Graymark Acquisition.” For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx, LLC and SDC Holdings, LLC. In conjunction with the Graymark Acquisition, all former operations of Graymark Productions were discontinued. On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx.

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

Surgical Healthcare Market Overview

We believe many physicians and patients prefer surgical hospitals and ASCs over general acute care hospitals. We believe that this is due to the non-emergency nature of the procedures performed at our facilities, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgical hospitals and ASCs generally perform scheduled surgeries, large acute care hospitals generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgical hospitals and ASCs are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgical hospitals and ASCs and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States permit ASCs to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in an ASC.

In addition to these technological and other clinical advancements, a changing payor environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. In addition, as self-funded employers are looking to curb annual increases in premiums, they continue to shift additional financial responsibility to patients through higher co-payments, higher deductibles and higher premium contributions. These cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional acute care inpatient hospitals to more cost-effective alternate sites, including ASCs or surgical hospitals. We believe that surgery performed at a surgical hospital or an ASC is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

According to the American Hospital Association, from 1989 to 2009, outpatient surgeries increased from 48.5% of total surgery volumes to 63.2%. In addition, a significant share of outpatient surgeries shifted from hospitals to free-standing facilities over a similar period. The primary factors driving this dramatic growth are the cost advantages that surgical hospitals and ASCs have over the traditional general acute care hospital setting, physician and patient preferences, and improved and specialized medical technology, most notably minimally invasive surgical techniques. New technology and advances in anesthesia, which have been increasingly accepted by physicians and payors, have significantly expanded the types of surgical procedures that can be performed in surgical hospitals and ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with surgical procedures. Improved anesthesia has also shortened recovery time by minimizing postoperative side effects thereby avoiding overnight hospitalization. Today, large healthcare systems generally offer both inpatient and outpatient surgery on site.

Our Surgical Healthcare Solution

We believe we are distinguished by the following competitive strengths:

While we cannot predict how changes in reimbursement trends will impact our business, we believe we are well positioned with respect to possible changes in reimbursement for several reasons:

Low Cost Provider: The delivery of healthcare will continue to be directed to low cost venues. Typically, our contracts with third-party payors are negotiated at rates that are lower than those demanded by larger hospitals and healthcare systems. Those larger hospitals and healthcare systems have significantly higher overhead costs compared to our focused facilities. As a result, we believe that our willingness to contract at more competitive rates, and our ability to provide high quality services with less overhead, will continue to play in our favor as the healthcare industry continues to evolve.

Experienced management team. Our senior management has, on average, over 25 years of experience in the healthcare industry and has extensive knowledge of our industry and the regulatory environment in which we operate. These seasoned executives bring expertise in financial, operational, legal and strategic development areas, to name a few. Additionally, many of our senior management team has extensive experience working for our Company.

Infrastructure. Our current infrastructure (e.g., sophisticated information systems and analytical tools, business office support, reporting, and purchasing power) provide an excellent platform for continued growth without significant additional infrastructure investment. We believe there to be a significant opportunity to acquire additional facilities in our existing markets and merge or consolidate those into our existing facilities, thereby combining revenue into a relatively fixed cost base with only incremental increase in expenses.

Ability to identify and integrate acquisitions. We use experienced teams of operations and financial personnel to conduct a review of all aspects of a target facility’s operations, including (1) the quality and reputation of the physicians affiliated with the center, (2) the market position of the facility and the physicians affiliated with the facility, (3) the facility’s payor contracts and case mix, (4) competition and growth opportunities in the market, (5) the facility’s staffing and supply policies, (6) an assessment of the facility’s equipment, and (7) opportunities for operational efficiencies. We also have a dedicated team responsible for the integration of acquired facilities. This team is responsible for converting acquired facilities to our reporting, staffing, and performance measurement systems and other operating systems. Once an acquisition is consummated, it is generally fully integrated within 60 days.

Our Surgical Business Strategy

We believe we are a leader in the acquisition, development and operation of surgical facilities and related ancillary services. The key components of our strategy are:

Attract and retain physicians that are leaders in their specialty and market. Physicians are critical to the delivery of healthcare and are a valuable component of our operating model. We currently operate two Consolidated Hospitals, two Equity Owned Hospital and ten Equity Owned ASCs with over 400 physician partners. Under our partnership structure, physicians gain a partner in Foundation who provides management services, including clinical and regulatory support, financial reporting, performance measurement, group purchasing, contracting, and marketing services. We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners.

Increase same-center revenue growth. Recruit New Casual Users: On an ongoing basis, we identify and recruit new casual users, which are defined as physicians who perform cases at the facility that are not partners at the facility. Some physicians, for a variety of reasons (age, risk adversity, financial means, hospital politics and/or payor issues) may not wish to become a partner but may still relish the opportunity to perform cases outside a hospital setting. We work with our physician partners to identify qualified casual users that perform quality and profitable cases which are portable to the facility. We illustrate the efficiency, ease, and convenience to both the physician and their patients of having cases performed in the surgical hospital and ASC setting versus the general acute care hospital setting.

Add Cases from Existing Partners: Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient and physician satisfaction with our facilities, which is based on surveys we take concerning our facilities, (2) the quality and responsiveness of our services, and (3) the practice efficiencies provided by our facilities.

We will employ a number of options to increase utilization of existing partners. We believe that the physicians need to be engaged to “police themselves” by forming physician growth committees to assist with recruitment of new partners, casual users and employ peer pressure to stop leakage and maximize center utilization by existing partners.

We also employ a strategy of operating out-of-network with certain commercial health insurance payors when such payors are unwilling to either contract with our facility or unwilling to pay rates that are commensurate with our established contracts with other payors.

Marketing our facilities to referring physicians, payors and patients. We market to referring physicians and payors by emphasizing the quality, high patient satisfaction and lower cost at our facilities. We have a dedicated team that is responsible for negotiating contracts with third party payors. They are responsible for obtaining new contracts with payors that do not currently contract with us and negotiating increases to reimbursement rates pursuant to existing contracts.

Increase operating efficiencies of our facilities. We have dedicated professionals with business and clinical expertise that are responsible for implementing best practices within our facilities. The following are other areas where we implement best practices to improve operating efficiencies:

•	physician scheduling enhancements

•	improved patient flow; and

•	improved operating room turnover

We also enhance the profitability of our facilities through benefits we receive through economies of scale such as group purchasing, staffing and clinical efficiencies, and cost containment initiatives. We also track facility performance relative to certain benchmarks in order to maximize center-level revenue and profitability. The information we gather and collect from our facilities and operations team members allows us to develop best practices and identify those facilities that could benefit from improved operating efficiency techniques and cost containment measures.

Expand our presence in existing markets. One of the elements of our business strategy is to grow selectively in markets in which we already operate facilities. For our surgical hospital facilities we believe that selective acquisition and development of ancillary services, such as ASCs or imaging facilities, in existing markets allow us to leverage our existing knowledge of these markets, grow our revenues, and improve operating efficiency. In particular, our experience has been acquisition of such ancillary service facilities in markets where we already have a presence is one of the best uses of our capital.

Expand our national network of facilities. The surgical hospital and ASC market is highly fragmented, and as such we believe that there exists a large base of premier physician practices as well as surgical facility owners that are seeking to affiliate with experienced operators with access to capital, management expertise, scale in payor contracting and other resources which will provide an excellent opportunity for consolidation and acquisitions.

Our development team identifies existing facilities that are potential acquisition candidates and physicians who are potential partners for new facility development. We begin our acquisition process with a due diligence review of the target facility and its market. We use experienced teams of operations and financial personnel to conduct a review of all aspects of the facility’s operations, including the following:

•	quality and reputation of the physicians affiliated with the facility,

•	market position of the facility and the physicians affiliated with the facility,

•	payor and case mix,

•	competition and growth opportunities in the market,

•	staffing and supply review,

•	equipment assessment, and

•	opportunities for operational efficiencies.

We believe our current infrastructure (e.g., sophisticated information systems, support capacity at its corporate headquarters, development capabilities, managed care expertise and analytics) provides a strong platform to be an industry consolidator and is capable of supporting more than its current number of surgical facilities without significant additional investment.

We manage each facility overseeing the business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations of the facilities. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by a governing board, which is comprised representation by Foundation and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.

Sources of Revenue

Our patient services revenues are derived from the fees charged for surgical and other ancillary procedures performed in our Consolidated Hospitals. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include professional fees charged by the physician that performs the surgical procedure. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. It is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgical facilities’ cash collections and contractual write-offs, accounts receivable aging and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our facilities as revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our facilities perform and bill for limited types of procedures, the range of reimbursement for those procedures within each facility specialty is very narrow and payments are typically received within 15 to 45 days of billing.

Our facilities depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.

Our revenues from Equity Owned Facilities are derived from (i) the pro rata distributions we receive on our ownership in the facilities, and (ii) management fees that we receive from these facilities. Such management fees are generally calculated as a percentage of the monthly collected net revenues. We own equity interests in all of surgical hospital and ASC facilities except one that we only manage.

Our revenues by type and payor and the respective percentages of revenues during 2013 and 2012 were as follows:

	2013		2012
	Amount	Ratio	Amount	Ratio
Patient services:
Medicare	$22,338,570	24%	$8,583,647	16%
Medicaid	2,549,171	3	2,937,182	6
Commercial health insurance payors	50,861,687	54	24,376,965	46
Patient self-pay	4,205,165	5	2,343,131	4
Management fees from affiliates	6,514,089	7	7,945,061	15
Equity in earnings of affiliates	5,885,188	6	6,927,466	13
Other	4,545,608	5	828,471	2

Revenues before provision for doubtful accounts	96,899,478		53,941,923
Provision for doubtful accounts	(3,755,035)	(4)	(966,420)	(2)

Revenues	$93,144,443	100%	$52,975,503	100%

Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but patients are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage. The amount of exclusions, deductibles and co-payments generally has been increasing each year as employers have been shifting a higher percentage of healthcare costs to employees.

Medicare

Our revenues from Medicare were $22.3 million, or 24% of total revenues for the year ended December 31, 2013. Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Our hospitals are currently certified as providers of Medicare services. Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided. Since 2003, Congress and the Centers for Medicare and Medicaid Services (“CMS”) have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) continue to be implemented.

As of December 31, 2013, both of our Consolidated Hospitals are licensed as hospitals and receive reimbursement from Medicare for inpatient services under Medicare’s Inpatient Prospective Payment System, under which a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group (“MS-DRG”). Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

Each federal fiscal year (which begins October 1), MS-DRG rates are updated and their weights are recalibrated. The index to update the MS-DRGs known as the “market basket” gives consideration to the inflation experienced by hospitals as well as entities outside the healthcare industry in purchasing goods and services. For several years, however, the percentage increases to the prospective payment rates have been generally lower than the percentage increases in the costs of goods and services for hospitals. Further, the ACA introduced new limitations on the increase in the market basket.

Our surgical hospitals are subject to a separate Medicare payment system for outpatient services. Most outpatient services provided by surgical hospitals are classified into groups called Ambulatory Payment Classifications (“APCs”) that are reimbursed by Medicare under the Outpatient Prospective Payment System (“OPPS”). A Medicare payment rate has been established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. CMS establishes a payment rate for each APC by multiplying the scaled relative weight for the APC by a conversion factor. The payment rate is further adjusted to reflect geographic wage differences. The APC conversion factors for calendar years (“CYs”) 2014, 2013, and 2012 are $72.672, $71.313, and $70.016, respectively, after the inclusion of the 0.8% reduction for CY 2014, the 0.8% reduction for CY 2013, and the 1.1% reduction for CY 2012 that were required by the ACA.

CMS has implemented a quality data reporting program for hospital outpatient care, known as the Hospital Outpatient Quality Data Reporting Program. CMS has adopted a similar quality data reporting program for hospital inpatient services, known as the Hospital Inpatient Quality Reporting Program. Hospitals that fail to report inpatient or outpatient data required for the quality measures selected by CMS in the form and manner required by CMS may incur a 2% reduction in the annual payment update factor. Therefore, if we fail to provide quality data in the manner and form required by CMS, our surgical hospitals could be subject to a reduction of the Medicare payment update by 2%. Any reduction would apply only to the payment year involved and would not be taken into account in computing the applicable payment update factor for a subsequent payment year.

Effective October 1, 2012, Medicare began offering incentive payments to hospitals for delivering high-quality care through a value-based purchasing program. The incentives will be funded through a 1% deduction in the base MS-DRG payments for hospitals’ discharges. The reductions will increase over subsequent years. Hospitals must meet or exceed a baseline score on a set of predetermined clinical and patient experience measures.

The following summarizes the Medicare inpatient MS-DRG and outpatient OPPS payments we received for the years ended December 31, 2013 and 2012:

	Medicare
	MS-DRG Payments	OPPS Payments
2013	$8,871,758	$4,663,380
2012	$4,385,150	$4,077,782

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were $2.5 million, or 3% of total revenues for the year ended December 31, 2013. Medicaid programs are jointly funded by federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services.

Cost Reports

Because of our participation in the Medicare and Medicaid programs, we are required to meet certain financial reporting requirements. Federal and some state regulations require the submission by us and our surgical hospitals of annual cost reports stating the revenues, costs and expenses associated with the services provided to Medicare beneficiaries and Medicaid recipients at those hospitals.

These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. It generally takes years to settle audits of these cost reports. These audits are used for determining if any under- or over-payments were made by payors under these programs, setting payment levels for future years and detecting fraud. Providers are required to make certain certifications with these cost report submissions, including that they are in compliance with law. Such certifications, if incorrect and submitted knowingly or recklessly, may result in a False Claims Act (“FCA”) liability.

Commercial Health Insurance Payors

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers. Our revenues from commercial health insurance payors were approximately $50.9 million, or 54% of total revenues for the year ended December 31, 2013. To attract additional volume, most of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

In some cases, our hospitals do not have written contracts prior to providing services, commonly known as “out-of-network” services. Our out-of-network third-party payors have traditionally paid for our services at a percentage of their allowed charges. There has been a growing trend in recent years, however, for third-party payors to implement out-of-network fee schedules, which are more comparable to our contracted rates.

Patient Self-Pay

Patient self-pay revenues are derived from patients who do not have any form of healthcare coverage. Our revenues from self-pay patients were approximately $4.2 million, or 5% of total revenues for the year ended December 31, 2013. The revenues associated with self-pay patients are generally reported at our gross charges. We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs.

Management Fees from Affiliates

Our management fees from affiliates were $6.5 million, or 7% of total revenues for the year ended December 31, 2013. We have entered into agreements with certain of our Equity Owned facilities to provide management services. In addition, we have a management agreement with an ASC that we don’t own any equity interest. As compensation for these services, the hospitals and ASCs are charged management fees which are either fixed or are based on a percentage of the Affiliate’s cash collected or the Affiliate’s net revenue. The percentages range from 2.25% to 6.0%.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates for which we own non-controlling interests were 5.9 million, or 6% of total revenues for the year ended December 31, 2013. We account for our investments in Equity Owned Facilities that we exhibit significant influence, but not control, in accordance with the equity method of accounting. We do not consolidate our equity method investments, but rather we measure them at their initial costs and then subsequently adjust their carrying values through income for our respective shares of the earnings or losses during the period.

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients. Our provision for doubtful accounts had the effect of reducing total revenues by $3.8 million, or 4% of total revenues for the year ended December 31, 2013.

We have an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that we utilize include, but are not limited to, the aging of accounts receivable, historical cash collection experience, revenue trends by payor classification, revenue days in accounts receivable, the status of claims submitted to third party payors, reason codes for declined claims and an assessment of our ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan. Accounts receivable are written off after collection efforts have been followed in accordance with our policies.

Competition for Patients and Partners

In all of our markets, our facilities compete with other providers, including major acute care hospitals, other surgical hospitals and other ASCs. General acute care hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ inpatient and outpatient practices. However, we believe that, in comparison to hospitals with which we compete, our surgical hospitals and ASCs compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable environment for the patient.

We compete with other providers in each of our markets for patients, physicians and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We believe that our relationships with our hospital partners enhance our ability to compete for managed care contracts. We also encounter competition with other companies for acquisition and development of facilities and for strategic relationships with physicians.

There are several companies, both public and private, that acquire and develop freestanding multi-specialty surgical hospitals and ASCs. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgical hospitals and ASCs are price, experience, reputation and access to capital. Further, many physician groups develop ASCs without a corporate partner and this presents a competitive threat to our company.

Government Regulation

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our business by controlling growth, requiring licensing or certification of facilities, regulating how facilities are used and controlling payment for services provided. Our ability to conduct our business and to operate profitably will depend in part upon obtaining and maintaining all necessary licenses, certificates of need and other approvals, and complying with applicable healthcare laws and regulations. See “Risk Factors – Risks Related To Healthcare Regulation.”

Licensure, Certificate of Need and Change of Ownership Regulations

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need (“CON”) laws. A certificate of need is a permit issued by a state health planning authority evidencing the authority’s opinion that a proposed facility or expansion is consistent with the need for the services to be offered by the facility. States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services. In some states, approvals are required for capital expenditures exceeding certain specified amounts or involving certain facilities or services, including surgical hospitals and ASCs. As of December 31, 2013, Maryland is the only state we operate in with CON laws.

Our facilities are also subject to state and local licensing requirements ranging from the quality of care to compliance with building codes and environmental protection laws. Governmental and other authorities periodically inspect our facilities to assure continued compliance with these regulations. Failure to comply with these regulations could result in the suspension or revocation of a facility’s license or other penalties.

In addition, as of December 31, 2013, all of our surgical hospitals and nine of our ten ASCs were accredited by either the AAAHC or DNV, two of the major national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. We have one ASC whose governing board has elected to not be accredited; however, we believe that it meets the requirements for accreditation. Many commercial payors require our facilities to be accredited in order to be a participating provider under their health plans.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are age sixty-five years or older or who are disabled. Medicare prospectively determines fixed payment amounts for procedures performed at ASCs. These amounts are adjusted for regional wage variations.

To participate in the Medicare program and receive Medicare payments, our facilities must comply with regulations promulgated by CMS. Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth requirements relating to the facility’s equipment, personnel, policies, standards of medical care and compliance with state and local laws and regulations. All of our surgical hospitals and ASCs are certified in the Medicare program and are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS. The frequency of on-site ASC surveys by state survey agencies has increased in recent years. Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination of participation in the Medicare program. We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions.

Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons. Each state Medicaid program has the option to provide payment for ASC services. All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover surgery center services. Medicaid programs pay us a fixed payment for our services, and the amounts paid vary state to state.

Health Reform Initiatives

There have been numerous legislative and regulatory initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. On March 23, 2010, the ACA was signed into law. The ACA included a number of provisions specific to our facilities as described below.

The ACA represents significant change to the healthcare industry. The ACA includes provisions designed to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment of programs where reimbursement is tied to quality. The ACA also reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. On June 28, 2012, the United States Supreme Court upheld the constitutionality of key provisions of the ACA but struck down provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. As a result, some states may choose not to implement the Medicaid expansion, and fewer individuals will be covered by a state Medicaid program than would have been covered had the Supreme Court upheld the ACA in its entirety.

The ACA includes a number of reforms that will directly affect our facilities, including without limitation the reforms summarized below.

The ACA includes a provision requiring CMS to apply a negative productivity adjustment to the indexes used to update Medicare payment rates on an annual basis. The productivity adjustment is to equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity measure, as reported by the Bureau of Labor Statistics and updated in the spring of each year. Hospital and ASC services were subject to this productivity adjustment starting in calendar year 2011. As a result, the rate of increase in reimbursement was less in calendar year 2011 than it would have been in the absence of the productivity adjustment. For example, ASCs would have seen an increase of 1.5%, but as a result of the -1.3% productivity adjustment mandated by the ACA, the increase was only 0.2%. Thus, the practical impact of the productivity adjustment for ASCs and hospitals is to reduce the amount of annual rate increases from Medicare, potentially to an amount below zero (that is, the index-based increase may be outweighed by the productivity adjustment and as a result reimbursement rates would decline). For our surgical hospitals, there is an additional downward adjustment for each of the following federal fiscal years as follows: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019.

Additionally, pursuant to the ACA, HHS submitted a report to Congress in 2011 outlining HHS’s plan to implement a value-based purchasing program for ASCs. While the report describes efforts to improve quality and payment efficiency in ASCs and examines the steps required to design and implement an ASC value-based purchasing program, Congress has not yet authorized CMS to implement such a program.

The ACA established a new Independent Payment Advisory Board, which, if a Medicare per capita target growth rate is exceeded, will develop and submit proposals for a Medicare spending reduction to the President and Congress beginning in 2014 for implementation in 2015. This Board would have the authority to reduce Medicare payments to certain providers, including ASCs. In addition, the Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment, which currently includes our facilities.

Based on the Congressional Budget Office’s February 2013 projection, the ACA will expand insurance coverage to approximately 27 million individuals currently lacking health insurance by 2022.

However, on July 2, 2013, the U.S. Department of Treasury announced that it will delay for one year the mandatory employer and insurer reporting requirements under the ACA currently scheduled to be effective January 1, 2014. Further, the U.S. Department of Treasury announced on that date that it will delay the implementation of “shared responsibility payments” under the ACA, which are sometimes referred to as the “play-or-pay penalties.” In addition, a number of other delays to, waivers of and exemptions from other provisions of the ACA have been granted by the current Administration. These delays, waivers and exemptions may reduce the number of individuals to whom coverage will be expanded by 2022 to a number below the projected number.

The extent to which this expanded coverage and associated reimbursement may or may not offset other impacts of the ACA on our results is not clear at this time. We believe healthcare reform initiatives will continue to develop during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us in a material way.

Federal Anti-Kickback Statute

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to as the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid, or

•	purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

Violations of the Anti-Kickback Statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in federal healthcare programs, including Medicare and Medicaid. The ACA provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the FCA.

The Anti-Kickback Statute is broad in scope and the applicability of its provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. The method by which investors are selected and bought out, the pricing of the issuance and redemption of partnership or LLC units to or from referring physicians and all of our other financial dealings with physicians are subject to regulation by the Anti-Kickback Statute. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the ACA provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.

The Federal government pays particular attention to joint ventures and other transactions among healthcare providers, particularly joint ventures involving physicians and other referral sources. In 1989, OIG published a fraud alert that outlined questionable features of “suspect” joint ventures, and the OIG has continued to refer to those fraud alerts in later pronouncements. The OIG has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the OIG will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The OIG has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

On November 19, 1999, the OIG promulgated a safe harbor applicable to ASCs. The ASC safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the ASC safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ASCs: (1) physician-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers and (4) hospital/physician surgery centers.

For “multi-specialty” surgery centers, the following standards, among others, apply:

(1)	all of the investors must either be physicians who are in a position to refer patients directly to the center and perform procedures on the referred patients, group practices composed exclusively of those physicians or investors who are not employed by the entity or by any of its investors are not in a position to provide items or services to the entity or any of its investors, and are not in a position to make or influence referrals directly or indirectly to the entity or any of its investors;

(2)	at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures that require a surgery center or private specialty hospital setting in accordance with Medicare reimbursement rules;

(3)	at least one-third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the surgery center in which the investment is made; and

(4)	no ownership interests may be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

For our ASCs that are considered “physician-owned surgery centers” and “single-specialty surgery centers,” the third standard listed above is not applicable. For our facilities that are considered “hospital/physician surgery centers,” the safe harbor includes standards prohibiting the hospital investor and the center from sharing space and equipment except in certain instances, prohibiting the hospital investor from including costs associated with the center on the hospital’s cost report and prohibiting the hospital from being in a position to make or influence referral to the center or to any other investor in the center.

Entities that own facilities which provide services under the Medicare and Medicaid programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute. In cases where one of our subsidiaries is an investor in the partnership or limited liability company that owns the facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors do not meet all of the specific terms of the ASC safe harbor or any other safe harbor. See “Risk Factors — Risks Related to Healthcare Regulation –If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.”

However, we believe that our operations do not violate the Anti-Kickback Statute. Moreover, we strive to ensure that our management services and lease agreements with facilities are consistent with our standards for documented fair market value for services and space provided to or received from the facilities or the physician partners at the facilities.

Federal Physician Self-Referral Law

The Stark Law prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship with the entity, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. As defined by the Stark Law, the term “financial relationship” includes both ownership (or investment) interests and compensation arrangements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, a financial relationship must comply with every requirement of a Stark Law exception in order to not violate the Stark Law. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.

CMS has promulgated regulations to implement the Stark Law. Under these regulations, services provided by an ASC that would otherwise constitute “designated health services” are excluded from the definition of that term if the services are reimbursed by Medicare as part of the ASC’s composite payment rate. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus exempted from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally. We believe the operations of our ASCs comply with these requirements and, consequently, that the Stark Law generally does not apply to services provided by our ASCs. See “Risk Factors – Risks Related to Healthcare Regulation – If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.”

As of December 31, 2013, four of our facilities are surgical hospitals. The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. Federal legislation enacted in 2010 dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our surgical hospitals, each of which had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception. However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms. In addition, the new law required all our surgical hospitals with physician owners to adopt certain measures addressing potential conflicts of interest, ensuring that physician investments are bona fide and relating to patient safety. We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

False and Other Improper Claims

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. False claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the government applies criminal, civil and administrative penalty statutes to a range of circumstances, including coding errors, billing for services not provided, submitting false cost reports and submitting claims resulting from arrangements prohibited by the Stark Law or the Anti-Kickback Statute.

Over the past decade or more, the government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violations of the FCA can result in awards of treble damages and significant per claim penalties.

Also, under the “qui tam” provisions of the FCA, private parties (“relators” or “whistleblowers”) may bring actions against providers on behalf of the Federal government. Such private parties are entitled to share in any amounts recovered by the government through trial or settlement. Qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the Federal government and the presiding court.

Both direct enforcement activity by the government and whistleblower lawsuits under the FCA have increased significantly in recent years and have increased the risk of healthcare companies like us having to defend a false claims action, repay claims paid by the government, pay fines or be excluded from the Medicare and Medicaid programs. In addition, under the ACA, if we receive an overpayment, we must report and refund the overpayments before the later of 60 days after the overpayment was identified or the date any corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the FCA.

Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. See “Risk Factors – Risks Related to Healthcare Regulation – Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.”

State Anti-Kickback, Physician Self-Referral and False Claims Laws

Many states, including those in which we do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. In most states, these laws have not been subjected to significant judicial and regulatory interpretation. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us. We believe that our operations are in material compliance with the physician self-referral laws of the states in which our facilities are located.

A number of states, including some of those in which we do business, have their own laws prohibiting the submission of false claims. These laws may be modeled on the FCA and contain qui tam provisions. Some state false claims acts can involve broader liability in terms of the costs that losing defendants must pay or the types of claims that are subject to the act.

Healthcare Industry Investigations and Audits

Both federal and state government agencies have increased their civil and criminal enforcement efforts in the healthcare industry and the ACA includes additional federal funding of $350 million to fight healthcare fraud, waste and abuse. Investigations by government agencies have addressed a wide variety of issues, including billing practices and financial arrangements with referral sources. In addition, the OIG and the DOJ have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. An investigation of our facilities could result in significant liabilities and penalties, as well as adverse publicity.

In addition, government agencies and their agents may conduct audits of the operations of our facilities. Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper Medicare payments. The ACA expanded the scope of the RAC program to include Medicaid claims by requiring all states to enter into contracts with RACs to audit payments to Medicaid providers. In addition to RACs, other contractors, such as Medicare Administrative Contractors and Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.

Health Information Privacy and Security Practices

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions that require covered entities, including most healthcare providers, to employ systems and procedures designed to protect individually identifiable health information, known as “protected health information.” Pursuant to HIPAA, HHS has promulgated privacy and security regulations that extensively regulate the use and disclosure of protected health information and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information. The American Recovery and Reinvestment Act of 2009 (“ARRA”) contains provisions that broaden the scope of the HIPAA privacy and security regulations and strengthen HIPAA’s enforcement provisions. As covered entities under HIPAA, both we and our facilities are required to comply with rules governing the use and disclosure of protected health information and to impose those rules, by contract, on any business associate to which such information is disclosed. In other relationships, such as when we provide management or consulting services to another covered entity, we are subject to the rules applicable under HIPAA and ARRA to business associates. Pursuant to a rule issued to implement ARRA, business associates and their subcontractors are subject to direct liability under the HIPAA privacy and security regulations. In addition, a covered entity may be subject to penalties as a result of its business associate violating the HIPAA privacy and regulations if the business associate is found to be an agent of the covered entity.

As required by ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Pursuant to a rule issued to implement ARRA, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. ARRA increased the amount of civil penalties for HIPAA violations, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

States may impose more protective privacy and security laws, and both state and federal laws are subject to modification or enhancement of privacy and security protection at any time. Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for breaches of privacy.

HIPAA Transactions and Code Sets Standards

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services. The ACA requires the adoption of standards for additional electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction.

Under HIPAA, HHS has also published a final rule requiring the use or updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is required beginning October 1, 2014. It is possible that our facilities could experience disruptions or delays in payment due to the implementation of new electronic data transmission standards and the transition to ICD-10 code sets.

Federal Emergency Medical Treatment and Active Labor Act

The federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our four surgical hospitals. EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate. Possible liability for a violation of EMTALA includes a civil action by the patient as well as civil monetary penalties and exclusion from participation in the Medicare program.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the FTC.

Some of our operating activities are subject to regulation by the antitrust laws. For example, the exchange of pricing information in connection with the creation of a joint venture or an acquisition, the formation of joint ventures with large health systems and the negotiation of our commercial payor contracts by our health system partners are all regulated by the antitrust laws. We undertake to conduct all of our business operations in compliance with these laws. The DOJ and the FTC, the two agencies charged with enforcing the federal antitrust laws, have promulgated a series of “Statements Antitrust Enforcement Policy in Health Care.” These statements provide a series of “safety zones.” A “safety zone” describes conduct that the FTC and the DOJ will not challenge under the antitrust laws, absent extraordinary circumstances. Our activities do not necessarily fall within any of these safety zones. Nevertheless, we believe that our operations are in compliance with the antitrust laws, but courts or regulatory authorities may reach a contrary conclusion, and such a conclusion could adversely affect our operations.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admission of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program.

Employees

As of December 31, 2013, we and our Equity Owned Facilities that we manage employed 1,012 people, 733 of whom were full-time employees and 279 of whom were part-time employees. Of our employees, 145 are corporate employees, primarily based at our headquarters in Oklahoma City, Oklahoma. None of these employees are represented by a union. We believe our relationship with our employees to be good.

A detail of our employees as of December 31, 2013 follows:

	Full- Time	Part- Time	Total
Corporate	142	3	145
Consolidated Hospitals	224	74	298
Equity Owned Hospitals	136	42	178
Equity Owned ASCs	231	160	391

Total	733	279	1,012

Corporate and Investor Information

Our company was incorporated in Oklahoma in 2003 under the name Graymark Productions, Inc. Financial and other information about our company is available on our website, www.fdnh.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be part of this annual report on Form 10-K. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the “SEC”). In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

If we are unable to refinance a significant portion of our outstanding debt on more favorable payment terms or alternatively extend the maturity of our debt that matures in the next twelve months, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of December 31, 2013, we had an accumulated deficit of $35.2 million and a working capital deficiency of $15.0 million. During the year ended December 31, 2013, we generated a net loss attributable to Foundation Healthcare of $19.4 million, including a goodwill impairment charge of $21.9 million, and generated cash flow from operating activities from continuing operations of $3.0 million. As of December 31, 2013, we had cash and cash equivalents of $4.2 million and in March 2014, we received $4.1 million as part of a lease transaction. We expect to refinance, by the end of the second quarter of 2014, a significant portion of our long-term debt obligations. We expect that we will be able to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing.

If we are unable to refinance a significant portion of our existing debt as noted above, we may be forced to obtain extensions on existing debt obligations as they become due in 2014. Although we have historically been successful in obtaining extensions, there is no assurance that our banks will continue to grant them in the future.

If we do not complete the debt refinancing or alternatively obtain extensions on some of our debt obligations during 2014, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. Alternatively, we may choose to raise additional equity capital or raise cash through other means such as asset sales, but there are no assurance that we will conduct such actions or be successful. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary we are unable to continue as a going concern.

Our acquisition of FSA and FSHA may increase our risk of additional significant deficiencies or material weaknesses in our internal controls over financial reporting.

We have not performed an assessment of the effectiveness of the design and operation of the internal controls over financial reporting at FSA and FSHA; however, we have identified certain material weaknesses at FSA and FSHA related to the lack of sufficient internal review and approval of critical accounting schedules used in the preparation of financial statements and the lack of sufficient review and approval of the accounting impact and treatment of material contract and agreements (See Item 9A – Controls and Procedures for a discussion of the material weaknesses in internal controls over financial reporting that we have identified at FSA and FSHA). FSA and FSHA were not required to be included in our assessment of internal controls for 2013 but will be included in our assessment for 2014, which may increase our risk for additional material weaknesses in our internal control over financial reporting.

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

At December 31, 2013, we have a short-term debt obligation with Arvest Bank of $4.0 million that matures on April 30, 2014 which is included in current liabilities from discontinued operations in our consolidated financial statements. At December 31, 2013, we have short-term debt and current portion of long-term debt payable to Legacy Bank of $2.8 million and $5.0 million, respectively. In addition, at December 31, 2013, we have additional short-term debt and current portion of long-term debt owed to other financial institutions totaling $2.9 million and $2.9 million, respectively. Further details about this indebtedness can be found in the footnotes to our consolidated financial statements included elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2013, we had total liabilities of approximately $61.9 million. There is no assurance that our operating results will provide sufficient funding to pay our liabilities on a timely basis. There is no assurance that we will be able to refinance any of our current indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business growth strategies or expenditure plans.

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

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the ACA seeks to decrease, over time, the number of uninsured individuals. Among other things, the ACA will, beginning in 2014, incentivize states to expand their Medicaid eligibility requirements and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the ACA due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment, as well as our inability to foresee how individuals, businesses and states will respond to the choices afforded them by the ACA. In addition, even after implementation of the ACA, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of MS-DRG classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to HHS that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

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

The ACA contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC“s). Beginning in federal fiscal year (“FFY”) 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Another provision reduces payments for all inpatient discharges for hospitals that experience excessive readmissions for certain conditions designated by the U.S. Department of Health & Human Services (“HHS”).

The ACA also requires HHS to implement a value-based purchasing program for inpatient hospital services. The ACA requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in FFY 2013 and increasing by 0.25% each fiscal year up to 2% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

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

One element of our business strategy is expansion through the acquisition of surgical hospitals primarily in urban markets. We face significant competition to acquire attractive hospitals, and we may not find suitable acquisitions on favorable terms. Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies. Buyers with a strategic desire for any particular hospital, for example, a hospital located near existing hospitals or those who will realize economic synergies, have demonstrated an ability and willingness to pay premium prices for hospitals. Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

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

Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians, even if temporary, could cause a material reduction in our revenues and operating profits at such facility, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

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

Technological advances, including with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and robotic surgery devices, continue to evolve. In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations. In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements. We believe that the direction of the patient flow correlates directly to the level and intensity of such diagnostic equipment. If we don’t maintain our hospitals with diagnostic and surgical equipment that is in-line with current technological advances, we may lose patient traffic and our revenues may be materially reduced.

We may be subject to liabilities because of malpractice and related legal claims brought against our hospitals. If we become subject to these claims, we could be required to pay significant damages, which may not be covered by insurance.

We may be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased hospitals and the activities of our employed physicians. These actions may involve large claims and significant defense costs. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our deductible amount. Also, some of these claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied. If we are required to pay material amounts which are not covered by insurance, it could have a material adverse effect on our cash position, cash flows from operations and net income.

Our failure to successfully implement our growth plan may adversely affect our financial performance.

We intend to grow incrementally through acquisitions of surgical hospitals. As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.

The success of our growth strategy will also depend on a number of other factors, including:

•	economic conditions;

•	competition;

•	the ability to attract and retain physician partners;

•	financing and working capital requirements;

•	the availability of new hospital acquisitions at a reasonable cost; and

•	the ability to negotiate purchase agreements on favorable terms.

The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.

Material weaknesses in the design and operation of the internal controls over financial reporting of companies that we acquire could have a material adverse effect on our financial statements.

We intend to continue to grow our business through the acquisition of existing surgical hospitals. When we acquire such existing facilities our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such companies, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired businesses with our own. We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements. For example, we have identified certain material weaknesses at FSA and FSHA related to the lack of sufficient internal review and approval of critical accounting schedules used in the preparation of financial statements and the lack of sufficient review and approval of the accounting impact and treatment of material contract and agreements (See Item 9A – Controls and Procedures).

The goodwill and other intangible assets acquired pursuant to our acquisitions of hospitals and ASCs may become impaired and require write-downs and the recognition of substantial impairment expense. Goodwill and other intangible assets related to future acquisitions may require additional write-downs and the recognition of additional substantial impairment expense.

At December 31, 2013, we had $1.0 million and $11.1 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our hospitals and ASCs. We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature. Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units. Our evaluation of goodwill and intangible assets completed during 2013 identified an impairment in goodwill of $21.9 million related to the reverse acquisition treatment of the Foundation Acquisition.

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

Also, in the event that we record additional goodwill or other intangibles on future acquisitions and we subsequently determine the goodwill or other intangibles to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

Risks Related to Healthcare Regulation

We cannot predict the effect that the ACA and its implementation may have on our business, financial condition or results of operations.

The ACA was signed into law, in two parts, on March 23, 2010 and March 30, 2010. The ACA dramatically alters the U.S. healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the ACA just recently became, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, many of these provisions of the ACA will continue to become effective beyond 2014, and the impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty. However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional. In response to the ruling, a number of U.S. governors, including those of some states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the ACA not providing coverage to some low-income persons in those states. In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the ACA.

The ACA changes how healthcare services are covered, delivered, and reimbursed. The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the ACA that may affect us. We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the ACA’s implementation schedule. Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the ACA.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts. In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2013, we derived 27% of our revenues from the Medicare and Medicaid programs, collectively. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

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

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rate than other competing private payors. We expect efforts to impose greater discounts and more stringent cost controls by government and private payors to continue, thereby reducing the payments we receive for our services. In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the ACA, the Tax Relief Act and the ATRA provide for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

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

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to hospitals’ relationships with physicians and other referral sources, the adequacy and quality of medical care, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, maintenance of adequate records, compliance with building codes and environmental protection, among other matters. Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, OIG, State Attorneys General, and contracted auditors, as well as whistleblowers. Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged. Moreover, as a result of the provisions of the ACA that created potential False Claims Act liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law.

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

The ACA expanded the RAC program’s scope to include managed Medicare and to include Medicaid claims, and all states are now required to establish programs to contract with RACs. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The ACA increases federal funding for the MIC program for FFY 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have also increased their review activities. Any such audit or investigation could have a material adverse effect on the results of our operations.

If we fail to comply with the Anti-Kickback Statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from governmental programs, which may result in a substantial loss of revenues.

The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Our exclusion from participation in such programs would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, many of the states in which we operate have also adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties, including the loss of a license to do business in the state.

In July 1991, HHS issued final regulations defining various “safe harbors” under the Anti-Kickback Statute. Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute. Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the Federal government to determine compliance.

Although we believe that our business arrangements do not violate the Anti-Kickback Statute or similar state laws, a government agency or a private party may assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our relationships with our physician partners to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician partners were alleged or deemed to violate the Anti-Kickback Statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. The ACA also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

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

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral to an entity for the furnishing of certain “designated health services” otherwise payable under Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with the entity, such as an ownership interest or compensation arrangement, unless an exception applies. The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. HHS, acting through CMS, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ASC from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ASC. However, if the ASC is separately billing Medicare for designated health services that are not covered under the ASC’s composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted. All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants. The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met. These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally. In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Moreover, the Stark Law applies to our surgical hospitals. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, and we may be subject to such audits and investigations, including actions for false and other improper claims.

Federal and state government agencies, as well as commercial payors, have increased their auditing and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These audits and investigations relate to a wide variety of topics, including the following: cost reporting and billing practices; quality of care; financial reporting; financial relationships with referral sources; and medical necessity of services provided. In addition, the OIG and the U.S. Department of Justice (“DOJ”) have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The Federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties. While the criminal statutes are generally reserved for instances of fraudulent intent, the Federal government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances, including claiming payment for unnecessary services if the claimant merely should have known the services were unnecessary and claiming payment for low-quality services if the claimant should have known that the care was substandard. In addition, a violation of the Stark Law or the Anti-Kickback Statute can result in liability under the FCA.

Over the past several years, the Federal government has accused an increasing number of healthcare providers of violating the FCA, which prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the Federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Violators of the FCA are subject to severe financial penalties, including treble damages and per claim penalties in excess of $10,000. Because our facilities perform hundreds or thousands of similar procedures each year for which they are paid by Medicare, and since the statute of limitations for such claims extends for six years under normal circumstances (and possibly as long as ten years in the event of failure to discover material facts), a repetitive billing error or cost reporting error could result in significant, material repayments and civil or criminal penalties.

We are also subject to various state laws and regulations, as well as contractual provisions with commercial payors that prohibit us from submitting inaccurate, incorrect or misleading claims. We believe that our surgical facilities are in material compliance with all such laws, regulations and contractual provisions regarding the submission of claims. We cannot be sure, however, that none of our surgical facilities’ claims will ever be challenged. If we were found to be in violation of a state’s laws or regulations, or of a commercial payor contract, we could be forced to discontinue the violative practice and be subject to recoupment actions, fines and criminal penalties, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

All payors are increasingly conducting post-payment audits. For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide. Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The ACA expanded the RAC program’s scope to include managed Medicare plans and to include Medicaid claims. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The ACA increases federal funding for the MIC program. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. We are regularly subject to these external audits and we also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

Federal law restricts the ability of our surgical hospitals to expand surgical capacity.

The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met. However, the ACA dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010. This prohibition does not apply to our surgical hospitals, each of which had a Medicare provider agreement in place prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure. However, the ACA prohibits “grandfathered” hospitals from increasing their percentage of physician ownership, and it limits to a certain extent their ability to grow, because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.

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

If we fail to comply with laws and regulations related to the protection of the environment and human health and safety, we could incur substantial penalties and fines.

We are subject to various federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. Our operations include the use, generation and disposal of hazardous materials. We also plan to acquire ownership or operational interests in new facilities and properties, some of which may have had a history of commercial or other operations. We may, in the future, incur liability under environmental statutes and regulations with respect to contamination of sites we own or operate (including contamination caused by prior owners or operators of such sites, abutters or other persons) and the off-site disposal of hazardous substances. Violations of these laws and regulations may result in substantial civil penalties or fines.

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

Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 89% of our outstanding common stock. As a result, our executive officers, directors and holders of greater than 5% of our outstanding common stock will have the ability to significantly influence all matters submitted to our stockholders for approval, including:

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

Facilities

Our corporate headquarters and offices are located in Oklahoma City, Oklahoma. The office facilities consist of an approximately 52,000 square feet medical office building (“OKC MOB”) and are occupied under a master lease agreement, requiring monthly rental payments of $104,000, with annual rate escalations of 2% plus additional payments for our allocable share of the basic expenses. The master lease agreement expires on September 30, 2023. Currently, we occupy 20,800 square feet and sublease the remaining 31,200 square feet under sublease agreements that expire from December 2014 to December 2020. The master lease agreement was executed as part of a transaction in which we simultaneously bought and sold the OKC MOB for $10.6 million and $15.6 million, respectively. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-leases, the gain on the sale of the OKC MOB was deferred and is being recorded on a straight-line basis as a reduction in the rent expense under the master lease. We believe that suitable additional or substitute space will be available as needed on reasonable terms.

As of December 31, 2013, we operated two hospitals in Texas and our Affiliates operated two hospitals in Texas and ten ASCs in six states. Most of the locations are occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments. The following table presents, as of December 31, 2013, the locations and lease expiration dates of occupancy leases, if applicable, of each facility:

Facility Type and Location	Lease Expiration Date
Consolidated Hospitals:
San Antonio, Texas	December 2022
El Paso, Texas	August 2028
Equity Owned Hospitals:
Sherman, Texas	Owned
Houston, Texas	December 2023
Equity Owned ASCs:
Chevy Chase, Maryland	November 2021
Cumberland Valley, Maryland	June 2018
Frederick, Maryland	December 2019

Facility Type and Location	Lease Expiration Date
Mercerville, New Jersey	December 2018
Oklahoma City, Oklahoma (located in OKC MOB)	December 2020
Middleburg Heights, Ohio	March 2016
Huntingdon Valley, Pennsylvania	June 2019
Nacogdoches, Texas	Owned
Houston, Texas	July 2015
Houston, Texas	April 2017

Item 3.	Legal Proceedings.

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

Market

Our common stock is traded on the OTCQB under the symbol FDNH. On December 12, 2013 and in conjunction with our name change, we changed our symbol from GRMH to FDNH. Prior to November 2, 2012, our common stock was listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol GRMH. The following table sets forth, during the calendar quarters presented, the high and low sale prices of our common stock as reported by the OTCQB and Nasdaq, respectively:

Quarter Ended	High	Low
December 31, 2013	$0.60	$0.20
September 30, 2013	$0.63	$0.20
June 30, 2013	$0.39	$0.21
March 31, 2013	$0.48	$0.20
December 31, 2012	$0.52	$0.17
September 30, 2012	$0.50	$0.30
June 30, 2012	$0.50	$0.30
March 31, 2012	$0.80	$0.41

On March 27, 2014, the closing price of our common stock as quoted on OTCQB was $0.52.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

•	variations in quarterly operating results,

•	changes in earnings estimates by analysts,

•	developments in the surgical hospital and ASC markets,

•	announcements of acquisitions dispositions and other corporate level transactions,

•	announcements of financings and other capital raising transactions,

•	sales of stock by our larger shareholders,

•	announcements and introductions of product or service innovations, and

•	general stock market conditions.

Holders of Equity Securities

As of March 27, 2014, we have 112 owners of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2013, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plan approved by our shareholders is our Amended & Restated 2008 Long-Term Incentive Plan (“2008 Incentive Plan”). All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2008 Incentive Plan	1,125,000	$0.76	796,208
Equity compensation plans not approved by security holders:
Warrants issued to investor relation firm	75,000	$0.50	—
Options issued to directors	25,000	$3.65	—

Total	1,225,000	$0.80	796,208

Unregistered Sales of Equity Securities

Professional Services. In October 2013, we issued 100,000 shares of our common stock as payment for professional services rendered by our former Chairman of the Board of Directors, Ms. Jamie Hopping. The professional services performed by Ms. Hopping were covered by her Chairman Agreement with us and were valued at $40,000. During the three months ended December 31, 2013, we issued 147,000 shares of our common stock to three professional services companies as payment for services valued at $68,537. No underwriters were involved. The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

During the three months ended December 31, 2013, we did not repurchase any of our equity securities. We do not have any on-going stock repurchase programs.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Our primary focus is owning controlling interests in surgical hospitals. We currently have two Consolidated Hospitals and two Equity Owned Hospitals in Texas. We also have ten ASCs located in Texas, Oklahoma, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, we provide sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. We provide management services to a majority of our Affiliates under the terms of various management agreements.

We focus primarily on investing in and managing high quality cost effective surgical hospitals that meet the needs of patients, physicians and payors. We believe the facilities we invest in and manage provide an enhanced quality of care to our patients while providing administrative, clinical and economic benefits to physicians. Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

Reverse Acquisition

On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively “Foundation”) from Foundation Healthcare Affiliates, LLC (“FHA”) in exchange for 114,500,000 shares of our common stock and a promissory note in the amount of $2,000,000 (the “Foundation Acquisition”). We also assumed certain debt and other obligations of FHA in the amount of $1,991,733. The promissory note bore interest at a fixed rate of 7% and was paid in full on October 14, 2013.

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the historical operating results included in our consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in these consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 40%, which approximates the calculated statutory tax rates for the periods.

Going Concern and Management’s Plan

As of December 31, 2013, we had an accumulated deficit of $35.2 million and a working capital deficiency of $15.0 million. During the year ended December 31, 2013, we generated a net loss attributable to Foundation Healthcare of $19.4 million, including a goodwill impairment charge of $21.9 million, and generated cash flow from operating activities from continuing operations of $3.0 million. As of December 31, 2013, we had cash and cash equivalents of $4.2 million and in March 2014, we received $4.1 million as part of a lease transaction. We expect to refinance, by the end of the second quarter of 2014, a significant portion of our long-term debt obligations. We expect that we will be able to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing.

If we are unable to refinance a significant portion of our existing debt as noted above, we may be forced to obtain extensions on existing debt obligations as they become due in 2014. Although we have historically been successful in obtaining extensions, there is no assurance that our banks will continue to grant them in the future. We may choose to raise additional funds through the sale of equity or assets, but we may not be able to successfully complete such actions.

If we do not complete the debt refinancing or alternatively obtain extensions on some of its debt obligations during 2014, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Hospital and ASC Business

At our Consolidated Hospitals, we serve as a majority owner, day-to-day manager, and we have significant influence over the operations of such facilities. When we have control of the facility, we account for our investment in the facility as a consolidated subsidiary. For our Equity Owned facilities, our influence does not represent control of the facility, but we do have the ability to exercise significant influence over operating and financial policies, we account for our investment in the facility under the equity method, and treat the facility as a nonconsolidated affiliate.

For our Consolidated Hospitals, our financial statements reflect 100% of the revenues and expenses for these subsidiaries, after elimination of intercompany transactions and accounts. The net income attributable to our physician partners who have ownership in our Consolidated Hospitals is included in net income attributable to noncontrolling interests in our consolidated statements of operations.

For our Equity Owned facilities, our share of the net income of each Equity Owned facility is based on the facility’s net income and our percentage of ownership in the facility and is included in our consolidated statements as equity in earnings of affiliates. We earn management fees from most of our Equity Owned facilities for our management of the day-to-day operations. We also provide management services to one ASC that we don’t own any equity interest.

The following summarizes certain key metrics for our surgical hospital and ASC business:

Facility Location	Specialty	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company?	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	Multi-specialty	19	4	51.0%	Yes	n/a
El Paso, Texas	Multi-specialty	68	6	53.97%	Yes	n/a
Equity Owned Hospitals:
Sherman, Texas	Multi-specialty	43	10	20.0%	Yes	6/1/2016
Houston, Texas	Multi-specialty	19	10	20.0%	No	n/a
Equity Owned ASCs:
Chevy Chase, Maryland	Multi-specialty	22	4	18.0%	Yes	10/1/2014
Cumberland Valley, Maryland	Multi-specialty	14	1	31.9%	Yes	9/30/2017
Frederick, Maryland	Multi-specialty	20	4	19.6%	Yes	3/31/2017
Mercerville, New Jersey	Multi-specialty	23	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	Multi-specialty	12	4	10.0%	Yes	3/5/2016
Oklahoma City, Oklahoma	Multi-specialty	33	6	20.0%	Yes	1/19/2018
Huntingdon Valley, Pennsylvania	Multi-specialty	21	4	20.0%	Yes	5/5/2014

Facility Location	Specialty	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company?	Mgmt. Agreement Exp. Date
Houston, Texas	Multi-specialty	13	4	10.0%	Yes	2/28/2016
Houston, Texas	Multi-specialty	22	4	10.0%	Yes	12/31/2018
Nacogdoches, Texas	Multi-specialty	9	3	12.5%	Yes	7/28/2014
Managed Only ASCs:
Baton Rouge, Louisiana	Multi-specialty	21	6	—	Yes	Month to month

We seek to maintain diversity of case mix at our facilities to insulate us from potential negative effects that could stem from emphasizing one particular case type. The following is our case mix by specialty for the years ended December 31, 2013 and 2012:

	Hospitals		ASC
	2013	2012	2013	2012
Orthopedic	25%	25%	23%	23%
General surgery	18%	6%	5%	5%
Neurology	12%	4%	—%	—%
Gastroenterology	10%	9%	18%	19%
Otolaryngology (ENT)	7%	9%	13%	13%
Ophthalmology	5%	9%	17%	18%
Podiatry	5%	4%	5%	4%
Obstetrics and gynecology	4%	3%	2%	2%
Pain management	3%	6%	6%	6%
Other	11%	25%	11%	10%

Total	100%	100%	100%	100%

Discontinued Operations

In conjunction with establishing our focus on surgical hospitals resulting from the Foundation Acquisition, we have sold or closed all of our freestanding sleep diagnostic and therapy facilities. The facilities sold or closed were selected because the revenue from these facilities had not met expectations and were not adequate to offset fixed operating costs. The facilities sold or closed were located in Oklahoma, Texas, Nevada, Kansas, Missouri and Iowa.

As a result of identifying these sites as held for sale, the related assets, liabilities, results of operations and cash flows of the identified sites are classified as discontinued operations our consolidated financial statements.

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2013 and 2012 and was derived and taken from our audited financial statements appearing elsewhere in this report:

	2013	2012
Net Revenues:
Patient services	$79,954,593	$38,240,925
Management fee from affiliates	6,514,089	7,945,061
Equity in earnings from affiliates	5,885,188	6,927,466
Other revenue	4,545,608	828,471
Provision for doubtful accounts	(3,755,035)	(966,420)

Revenue	93,144,443	52,975,503
Salaries and benefits	28,244,950	15,659,561
Supplies	22,871,118	11,114,752
Other operating expenses	32,916,003	18,467,864
Impairment of goodwill	21,864,781	—
Impairment of equity investments in affiliates	1,640,389	200,000
Depreciation and amortization	5,093,246	2,593,969
Net other expense	(2,026,551)	(1,163,597)

Income (loss) from continuing operations, before taxes	(21,512,595)	3,775,760
Provision for income taxes	(814,513)	—

Income (loss) from continuing operations, net of taxes	(22,327,108)	3,775,760
Discontinued operations, net of tax	(839,238)	—
Extraordinary gain, net of tax	8,107,239	—

Net income (loss)	(15,059,107)	3,775,760
Less: Noncontrolling interests	4,345,417	46,867

Net income (loss) attributable to Foundation Healthcare	$(19,404,524)	$3,728,893

Discussion of Years Ended December 31, 2013 and 2012

Overall comments – as a result of the Foundation Acquisition on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is included for the period of July 22, 2013 to December 31, 2013. There are no operating results for the legacy Graymark business recorded in the year ended December 31, 2012. We acquired East El Paso Physician Medical Center, LLC (“EEPMC”), on October 26, 2012. As a result, there are only approximately two months of operating results for EEPMC recorded in the year ended December 31, 2012.

Patient services revenue increased $41.8 million or 109% during 2013 compared to 2012. The increase was primarily due to an increase of $37.5 million in patient services at EEPMC to $43.1 million in 2013 compared to $5.6 million in 2012. In addition, patient services revenue at our subsidiary, Foundation Bariatric Hospital of San Antonio (“FBH SA”) increased $4.3 million during 2013 compared with 2012. This increase is due to a significant increase in inpatient revenues of $7.0 million driven by a growth in the volume of spine services. This was offset by a decrease of $2.7 million in inpatient revenues resulting from lower volumes of hyperbaric and sleep medicine services at FBH SA. Our bariatric and sleep medicine services at FBH SA are administered by a third party and we are reviewing alternatives for providing these services.

Management fees from affiliates decreased $1.4 million or 18% during 2013 compared with 2012. Prior to our acquisition of EEPMC, we provided management services to that facility. That revenue is now eliminated in our consolidated financial statements. This change resulted in a $1.0 million decrease in 2013 compared to 2012. We had revenues from two temporary management agreements during 2012 that we no longer have resulting in a decrease of $0.3 million. An agreement to lower our management fees at one of our managed hospitals resulted in a decrease of $0.4 million. Our management fees at our Equity Owned surgical hospitals and ASCs are based on a percentage of collections. Greater collections at our ASCs in 2013 compared to 2013 resulted in an offsetting increase of $0.3 million.

Income from equity investments in affiliates decreased $1.0 million or 15% during 2013 compared with 2012. Lower average reimbursement levels and lower profitability at two of our ASC’s resulted in a decrease of $0.7 million and lower operating results at our Equity Owned surgical hospitals resulted in a decrease of $0.2 million. The remaining decrease of $0.1 million was related to an ASC that we had an equity ownership in 2012, but only managed in 2013.

Other revenue increased $3.7 million or 449% during 2013 compared with 2012. The addition of EEPMC resulted in a $2.2 million increase, which includes $1.6 million in meaningful use payments related to the federal electronic medical records program, a $0.5 million settlement of the facilities 2009 Medicare cost report and $0.1 million of other miscellaneous revenue. Revenue earned during 2013 from the sleep center management fees earned at our legacy Graymark hospital outreach locations resulted in a $1.1 million increase. During 2013, we received a distribution of $0.3 million from an Equity Owned hospital that is accounted for using the cost method. Prior to 2013, this hospital was accounted for using the equity method. We had an additional increase in other miscellaneous revenue of $0.1 million.

Provision for doubtful accounts increased $2.8 million or 289% during 2013 compared with 2012. Provision for doubtful accounts as a percent of patient services revenue was 4.7% and 2.5% for 2013 and 2012, respectively. The addition of EEPMC resulted in a $2.4 million increase and higher reserves related to increased revenues and changes in the collectability of our account receivables at FBH SA resulted in a $0.4 million increase.

Salaries and benefits increased $12.5 million or 80% to $28.2 million from $15.7 million during 2013 compared with 2012. The increase in salaries and benefits was primarily due to:

•	$10.3 million increase in salaries and benefits expense at EEPMC;

•	$1.1 million of salaries and benefits at legacy Graymark; and

•	$1.1 million due to increased salaries and benefits resulting from increased personnel required to manage our expanding hospital operation including increases in the number of employees in the information technology and central billing office departments.

Supplies expense increased $11.8 million or 106% to $22.9 million from $11.1 million during 2013 compared with 2012. The increase in supplies expense was primarily due to an increase of $11.2 million of medical supply expenses at EEPMC and an increase of $0.6 million at FBH SA resulting from an increase in the number of spine surgical cases which have higher supply costs.

Other operating expenses increased $14.4 million or 78% to $32.9 million from $18.5 million during 2013 compared with 2012. The increase in other operating expenses was primarily due to:

•	$15.0 million increase in other operating expenses at EEPMC;

•	$1.0 million of other operating expenses at legacy Graymark;

•	a decrease in other operating expenses at FBH SA of $1.8 million resulting from lower costs incurred with outside service vendors; and

•	an increase in other operating expenses of $0.2 million related to increased professional fees.

Impairment of goodwill – We recorded goodwill associated with the reverse acquisition related to legacy Graymark of $21.9 million. We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Impairment of equity investments in affiliates – The Master Agreement covering our equity ownership in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”) includes a redemption feature that allows the majority owner of Chevy Chase to purchase our equity interest for $178,000. In January 2014, we received notice from the majority owner that they intend to exercise their right to purchase our equity interest in October 2014 which is the expiration date of our management agreement. Based on these facts, we concluded that we no longer have significant influence over Chevy Chase and, effective December 31, 2013, we began accounting for Chevy Chase using the cost method of accounting versus the equity method previously used. In addition, we performed an impairment analysis of the investment in Chevy Chase and determined that the projected cash distributions in 2014 from Chevy Chase would approximate our share in the earnings of Chevy Chase. As a result, we recorded an impairment charge of $1.6 million to write-down the recorded investment down to $178,000. The distributions that we receive in 2014 will be recorded as other revenue.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization expense attributable to our intangible assets. Depreciation and amortization increased $2.5 million in 2013 compared to 2012. The increase was primarily due to an increase of $2.1 million in the depreciation and amortization at EEPMC, $0.4 million of depreciation and amortization at legacy Graymark and an increase of $0.2 million related to increased information technology spending. The increase were partially offset by a $0.2 million decrease at FBH SA due to certain assets becoming fully depreciated.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents. Net other expense increased $0.8 million in 2013 compared to 2012. The increase is related to an increase of $0.9 million in interest expense attributable to EEPMC and a $0.4 million increase related to legacy Graymark. These increases were offset by a decrease in interest expense at FBH SA of $0.4 million resulting from lower debt balances at FBH SA and a gain of $0.1 million related to our redemption of the Tyche preferred noncontrolling interests.

Provision for income taxes was $0.8 million during 2013. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the period of July 22, 2013 to December 31, 2013 are summarized below:

Revenues	$885,323

Net loss before taxes	$(1,353,609)
Income tax benefit	514,371

Net loss from discontinued operations, net of tax	$(839,238)

Extraordinary gain, net of tax – on August 30, 2013, we entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in an extraordinary gain of $11.1 million (collectively referred to as the “El Paso Real Estate Transaction”). The income taxes related to the extraordinary gain and the amount of the extraordinary gain attributable to noncontrolling interests are summarized below:

	Gross	Tax	Net
Attributable to Foundation Healthcare	$7,796,315	$(2,962,600)	$4,833,715
Attributable to noncontrolling interests	3,273,524	—	3,273,524

Total extraordinary gain	$11,069,839	$(2,962,600)	$8,107,239

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

Noncontrolling interests were allocated $4.3 million and $47,000 of net income during 2013 and 2012, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA. The noncontrolling interests in 2013 includes $3.3 million related to the extraordinary gain.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $19.2 million during 2013 compared to net income of $3.7 million during 2012.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings, and more recently, lease and other real estate financing transactions. As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $4.2 million and a working capital deficit of $15.0 million. As of December 31, 2012, our liquidity and capital resources included cash and cash equivalents of $3.0 million and working capital deficit of $12.9 million.

Cash provided by operating activities from continuing operations was $3.0 million during 2013 compared to $0.6 million for 2012. During 2013, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss increased by non-cash items) of $3.9 million, increases in accrued liabilities, income taxes payable and other liabilities totaling $8.0 million and decreases in receivables from affiliates, other receivables and prepaid and other assets of $1.2 million. During the 2013, the primary uses of cash from continuing operations, was a decrease in accounts receivables of $9.4 million. During 2012, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income reduced by non-cash items) of $0.8 million, an increase in accounts payable and accrued liabilities totaling $2.0 million and a decrease in other receivables and other assets totaling $0.7 million. The primary uses of cash from operating activities from continuing operations in 2012 were a decrease in accounts receivable, supplies inventories and prepaid and other current assets totaling $2.2 million and an increase in other liabilities of $0.7 million.

Cash used by discontinued operations for 2013 was $1.0 million. There were no discontinued operations during 2012.

Net cash provided by investing activities from continuing operations during 2013 was $2.4 million compared $7.0 million during 2012. Investing activities during 2013 were primarily related to distributions received from equity investments of $5.6 million and proceeds from an extraordinary gain transaction of $0.5 million which were offset by purchases of property and equipment of $3.8 million. Investing activities during 2012 were primarily related to distributions received from equity investments of $6.9 million and proceeds from the sale of equity investments of $1.7 million which were offset by purchases of property and equipment of $1.3 million, purchases of businesses of $0.3 million and purchases of equity investments of $0.2 million.

Investing activities from discontinued operations during 2013 provided $0.4 million and represented proceeds from the sale of assets attributable to discontinued operations.

Net cash used by financing activities from continuing operations during 2013 was $2.9 million compared to 2012 when financing activities from continuing operations used $6.0 million. During 2013, we had proceeds from the sale of common stock and preferred noncontrolling interests totaling $9.1 million. During 2013, we paid $11.1 million to redeem preferred noncontrolling interests. During 2013 and 2012, we received debt proceeds of $10.0 and $1.2 million, respectively, and we made debt payments of $8.5 million and $4.7 million, respectively. During 2013 and 2012, we made distributions to FHA (prior to the reverse acquisition on July 22, 2013) of $0.8 million and $1.8 million, respectively. During 2013 and 2012, we paid preferred noncontrolling dividends of $1.0 million and $0.6 million, respectively. During 2013 and 2012, we paid distributions to noncontrolling interests of $0.7 million and $0.1 million, respectively.

Financing activities from discontinued operations during 2013 used $0.8 million and represented payments on debt attributable to discontinued operations.

As of December 31, 2013, we had an accumulated deficit of $35.2 million and a working capital deficiency of $15.0 million. During the year ended December 31, 2013, we generated a net loss attributable to Foundation Healthcare of $19.4 million, including a goodwill impairment charge of $21.9 million, and generated cash flow from operating activities from continuing operations of $3.0 million. As of December 31, 2013, we had cash and cash equivalents of $4.2 million and in March 2014, we received $4.1 million as part of a lease transaction. We expect to refinance, by the end of the second quarter of 2014, a significant portion of our long-term debt obligations. We expect that we will be able to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing.

If we are unable to refinance a significant portion of our existing debt as noted above, we may be forced to obtain extensions on existing debt obligations as they become due in 2014. Although we have historically been successful in obtaining extensions, there is no assurance that our banks will continue to grant them in the future. We may choose to raise additional funds through the sale of equity or assets, but we may not be able to successfully complete such actions.

If we do not complete the debt refinancing or alternatively obtain extensions on some of its debt obligations during 2014, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet our cash requirements over the next 12 months. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Legacy Bank Credit Facility

We have entered into various short-term and long-term notes payable with our senior lender, Legacy Bank (referred to as “Legacy Debt”). As of December 31, 2013, the balance of the Legacy Debt was $11.5 million. The Legacy Debt is collateralized by substantially all of the assets of our subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain of our officers. In conjunction with the Legacy Debt, we have agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of December 31, 2013, FSA and FSHA are in compliance with the Legacy Bank financial covenants. There is no assurance that Legacy Bank will waive any future violations of the financial covenants. Historically, we have been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that we will be able to obtain waivers for any non-compliance in the future.

Arvest Bank Credit Facility

On July 22, 2013, our subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), we and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. We, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, we and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). We, Arvest Bank, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of December 31, 2013, the outstanding principal amount of the New Note was $10.0 million.

On July 22, 2013, in conjunction with the New Loan Agreement with Arvest Bank, we entered into a Participation Agreement with Arvest Bank in which we purchased a $6,000,000 participation in the New Note from Arvest Bank in exchange for 13,333,333 shares of the Company’s common stock. The Company purchased the participation in the last $6,000,000 of the principal amount due under the Arvest credit facility. The Company’s participation in the note is eliminated against the New Note. Since the operations of the Borrowers have been discontinued, the New Note, net of the participation, is included in current liabilities from discontinued operations in our consolidated balance sheet.

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principle balance and all accrued and unpaid interest thereon will be due and payable on April 30, 2014. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through April 30, 2014, which is the maturity date of the New Note.

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

Preferred Interest Financing Transaction

On March 13, 2013, our wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering is comprised of 152 units (“FHE Unit”). Each FHE Unit is being offered at $105,000 and entitles the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. During July 2013 to October 2013, we and FHE completed the sale of 87 FHE Units for total consideration of $9,135,000.

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

Valliance Loan Agreement

On July 22, 2013, our subsidiary, FHE executed a loan agreement and a promissory note in the amount of $5,100,000 payable to Valliance Bank. The note bears interest at annual rate of 10% and FHE is required to make quarterly payments of interest beginning on October 15, 2013. FHE is required to make one principal payment of $728,571 on August 15, 2014. The note matures on July 22, 2015 at which time all outstanding principal and accrued interest is due. The proceeds of the note, net of a $100,000 loan origination fee, were used to help fund FHE’s purchase of the preferred interests of FHA and FSHA from Tyche. The loan agreement requires FHE to prepay a portion of the loan upon the completion of a sale of FSHA’s equity interest in a hospital located in Sherman, TX. The promissory note is secured by the Company’s equity interests in TSH Acquisition, LLC. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. A non-controlling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s chief executive officer, and Mr. Harroz also serve as directors of Valliance Bank.

Financial Commitments

We do not have any material capital commitments during the next 12 months; however, we have contractual commitments of $30.4 million for payments on our indebtedness, operating lease payments and preferred noncontrolling interests. Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.

Our future commitments under contractual obligations by expected maturity date at December 31, 2013 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$5,942,023	$—	$—	$—	$5,942,023
Long-term debt (1)	9,051,591	10,413,980	132,524	29,223	19,627,318
Operating leases	9,611,819	19,376,166	19,352,755	64,449,264	112,790,004
Liabilities and commitments of discontinued operations (2)	4,156,246	9,970	—	—	4,166,216
Preferred noncontrolling interests (3)	1,623,378	2,735,375	8,657,137	—	13,015,890

	$30,385,057	$32,535,491	$28,142,416	$64,478,487	$155,541,451

(1)	Includes principal and interest obligations.
(2)	Represents the debt principal and interest obligations and future minimum lease payments included in our discontinued operations.
(3)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K) as of December 31, 2013 and 2012.

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

Long-lived assets – We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. Our estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns.

Goodwill and Intangible Assets – We evaluate goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.

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

Income Taxes – We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event we determine that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which we makes such a determination.

We use a two-step process to evaluate a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. We report tax-related interest and penalties as a component of income tax expense.

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2013, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Since we proceed directly to the two-step quantitative test for our indefinite-lived intangible assets, these do not affect the outcome of the impairment analysis of an indefinite-lived intangible asset. As a result, we determined these changes did not have an impact on our consolidated financial statements.

On January 1, 2013, we adopted changes issued by FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, we determined that the adoption of these changes did not have an impact on our consolidated financial statements.

On January 1, 2012, we adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements.

Issued Guidance

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have an impact on our consolidated financial statements, as the Company does not currently have any such arrangements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes will not have a significant impact on our consolidated financial statements.

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

During 2013 and 2012, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2013, except for the material weaknesses noted below, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

On July 22, 2013, we completed our acquisition of Foundation. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we excluded the Foundation acquisition from our 2013 assessment of the effectiveness of our internal control over financial reporting since it was not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management’s assessment. However, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include Foundation’s operations. During our monitoring of the internal controls over financial reporting at Foundation, we identified the material weaknesses noted below.

Description and Remediation of Material Weaknesses in Internal Controls over Financial Reporting

The internal controls at Foundation do not include sufficient independent internal review and approval of critical accounting schedules used in the preparation of financial statements. In addition, the internal controls at Foundation do not include sufficient review and approval of the accounting impact and treatment of material contracts and agreements. We have begun the remediation process for these material weaknesses by establishing review and approval procedures that extend to the operations of Foundation, but since we have not completed an assessment of the effectiveness of these and the other internal controls at Foundation. To complete the remediation process, we have developed a plan and related timeline to design a set of control procedures and the related required documentation thereof in order to address these material weakness. We have targeted to have these internal controls in place by the end of the third quarter of 2014. Specifically, we intend to engage a consultant to assist us in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate independent review and approval of critical accounting schedules and the independent review and assessment of the accounting treatment of material contracts and agreements.

Changes in Internal Control over Financial Reporting

No changes in our internal controls occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below:

A noted above, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include Foundation’s operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2014 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)     Exhibits:

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.1.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 4, 2014.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009 (expires July 15, 2014), is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Form of Warrant Agreement dated May 4, 2011 (expires May 14, 2014) and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

4.5	Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

4.6	Form of Five Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.7	Form of Seven Year Common Stock Purchase Warrant (2,296,296 shares of common stock at $1.35 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.8	Form of Ten Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.60 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.9	Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form
10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.1*	Amended and Restated Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2012.

10.1.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.1.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.3	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.4*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.5	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.6	Membership Interest Purchase Agreement, dated August 13, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 17, 2012.

10.6.1	Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.6.2	Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.6.3	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 22, 2013 among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7	Promissory Note, dated August 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.7.1	Promissory Note, dated December 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.2	Promissory Note, dated March 31, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.3	Renewal Promissory Note, dated March 31, 2013 (renewal of August 31, 2012 Promissory Note), in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.4	Renewal Promissory Note, dated March 31, 2013 (renewal of December 31, 2012 Promissory Note), in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.4 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.5	Promissory Note, dated July 22, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7.6	Promissory Note, dated April 2, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2013.

10.7.7	Promissory Note (Demand), dated July 22, 2013, in favor of Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.8	Closing Agreement 2, dated May 21, 2013, among Roy T. Oliver, Graymark Healthcare, Inc., TSH Acquisition, LLC, Foundation Healthcare Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC, and Foundation Surgery Affiliates, LLC, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9	Second Amended And Restated Loan Agreement, dated July 22, 2013, among SDC Holdings, LLC, ApothecaryRx, LLC, Graymark Healthcare, Inc., Stanton M. Nelson, and Arvest Bank, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.1	Amended and Restated Promissory Note, dated July 22, 2013, made by SDC Holding, LLC and ApothecaryRx, LLC in favor of Arvest Bank, is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.2	Participation Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.3	Subscription Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.10	Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank, is incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.10.1	Promissory Note, dated July 22, 2013, made by Foundation Health Enterprises, LLC in favor of Valliance Bank, is incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.11	Consent, Ratification, Acknowledgement and Amendment to Loan Documents Agreement, dated July 22, 2013, among Legacy Bank, Foundation Healthcare Affiliates, LLC, Graymark Healthcare, Inc., TSH Acquisition LLC, Foundation Surgery Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC and other indirect subsidiaries of the registrant, is incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.12	Asset Purchase Agreement, dated March 31, 2013, between Tyche Health Enterprises, LLC and TSH Acquisition, LLC, is incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.13	Letter Agreement, dated June 22, 2013, between Tyche Health Enterprises, LLC, TSH Acquisition, LLC and Graymark Healthcare, Inc, is incorporated by reference to Exhibit 10.14.1 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.14	Agreement of Sale and Purchase, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC, HCRI Texas Properties, Ltd. and Health Care REIT, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.15	Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.16	Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated August 31, 2013, is incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.16.1	First Amendment to Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated September 25, 2013, is incorporated by reference to Exhibit 10.20.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.16.2	Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17	Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.18	Agreement in Connection with Assignment and Assumption Agreement, dated September 30, 2013, among Graymark Healthcare, Inc., and DOC-Greymark HQ OKC MOB, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.19	Master Lease by and between DOC-Greymark HQ OKC MOB, LLC and Foundation Surgery Affiliates, LLC, dated September 30, 2013, is incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20	Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated December 1, 2005, is incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.1	Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated February 19, 2007, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.2	Second Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated June 1, 2007, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.3	Third Amendment to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated July 15, 2010, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.21	Lease Agreement by and between Foundation Bariatric Real Estate of Huebner, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated October 11, 2006, is incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.22	Private Placement Memorandum of Foundation Health Enterprises LLC dated March 18, 2013, is incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23	Promissory note, dated March 19, 2013, by Foundation Surgery Affiliates, LLC and East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23.1	Promissory note (1 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23.2	Promissory note (2 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.24	First Modification to Promissory Notes and to First Amended and Restated Loan and Security Agreement, dated June 28, 2013, between Foundation Bariatric Hospital of San Antonio, L.L.C. and Legacy Bank, is incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.25	Promissory Note (Note No. 2), dated September 7, 2010, by Foundation Bariatric Hospital of San Antonio, L.L.C. in favor of Legacy Bank, is incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.26	Second Amended and Restated Promissory Note (Note No. 1), dated July 5, 2013, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.27	Promissory Note (Note No. 3), dated December 30, 2011, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.28	Promissory Note, Change in Terms Agreement, dated September 6, 2006, by Foundation Surgical Hospital Affiliates, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.29	Promissory Note, Deferral / Extension Agreement, dated October 25, 2013 by East El Paso Physicians’ Medical Center, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.30+	Agreement in Connection with Assignment and Assumption of Membership Interest Purchase Agreement, dated February 28, 2014, by and between Foundation Surgical Hospital Affiliates, LLC and Physicians Realty L.P.

10.31+	Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION HEALTHCARE, INC. (Registrant)

By:	/S/ STANTON NELSON
Stanton Nelson Chief Executive Officer

Date: March 31, 2014

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

Signature	Title	Date

/S/ STANTON NELSON	Chief Executive Officer	March 31, 2014
Stanton Nelson	(Principal Executive Officer)

/S/ MARK R. KIDD	Chief Financial Officer	March 31, 2014
Mark R. Kidd	(Principal Financial Officer)

/S/ GRANT A. CHRISTIANSON	Chief Accounting Officer	March 31, 2014
Grant A. Christianson	(Principal Accounting Officer)

/S/ THOMAS MICHAUD	Chairman of the Board	March 31, 2014
Thomas Michaud

/S/ JOSEPH HARROZ, JR.	Director	March 31, 2014
Joseph Harroz, Jr.

/S/ SCOTT MUELLER	Director	March 31, 2014
Scott Mueller

/S/ STEVEN L. LIST	Director	March 31, 2014
Steven L. List

/S/ ROBERT A. MORENO, M.D.	Director	March 31, 2014
Robert A. Moreno, M.D.

FOUNDATION HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

    and Shareholders of Foundation Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Foundation Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Healthcare, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had insufficient working capital as of December 31, 2013 to fund anticipated working capital needs over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

March 31, 2014

FOUNDATION HEALTHCARE, INC.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$4,212,076	$3,037,067
Accounts receivable, net of allowance for doubtful accounts of $4,778,915 and $1,659,337, respectively	12,755,642	6,849,055
Receivables from affiliates	848,002	1,045,485
Supplies inventories	1,931,142	1,943,284
Deferred tax assets	2,118,637	—
Prepaid and other current assets	2,184,248	1,903,486
Current assets from discontinued operations	518,629	—

Total current assets	24,568,376	14,778,377

Property and equipment, net	12,073,986	9,403,853
Equity method investments in affiliates	5,699,093	7,013,611
Intangible assets, net	11,138,621	10,270,858
Goodwill	973,927	1,154,528
Other assets	244,598	126,559
Other assets from discontinued operations	576,228	—

Total assets	$55,274,829	$42,747,786

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$11,648,987	$10,596,333
Accrued liabilities	4,114,915	5,585,180
Income taxes payable	3,564,455	—
Preferred noncontrolling interests dividends payable	195,411	3,549,670
Short-term debt	5,664,827	2,007,597
Current portion of long-term debt	7,919,179	5,971,339
Other current liabilities	827,132	—
Current liabilities from discontinued operations	5,620,697	—

Total current liabilities	39,555,603	27,710,119

Long-term debt, net of current portion	10,031,732	11,532,751
Deferred tax liabilities	2,604,879	—
Other liabilities	9,650,930	5,773,638
Other liabilities from discontinued operations	9,969	—

Total liabilities	61,853,113	45,016,508
Preferred noncontrolling interests	8,700,000	11,072,465
Commitments and contingencies (Note 12)
Foundation Healthcare shareholder’s deficit:
Preferred stock $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 163,834,886 and 162,523,276 shares issued and outstanding, respectively	16,383	16,252
Paid-in capital	18,241,756	3,437,219
Accumulated deficit	(35,171,315)	(14,744,688)

Total Foundation Healthcare shareholders’ deficit	(16,913,176)	(11,291,217)
Noncontrolling interests	1,634,892	(2,049,970)

Total deficit	(15,278,284)	(13,341,187)

Total liabilities, preferred noncontrolling interests and shareholders’ deficit	$55,274,829	$42,747,786

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenues:
Patient services	$79,954,593	$38,240,925
Management fees from affiliates	6,514,089	7,945,061
Equity in earnings of affiliates	5,885,188	6,927,466
Other revenue	4,545,608	828,471
Provision for doubtful accounts	(3,755,035)	(966,420)

Revenues	93,144,443	52,975,503
Operating Expenses:
Salaries and benefits	28,244,950	15,659,561
Supplies	22,871,118	11,114,752
Other operating expenses	32,916,003	18,467,864
Impairment of goodwill	21,864,781	—
Impairment of equity investment in affiliate	1,640,389	200,000
Depreciation and amortization	5,093,246	2,593,969

Total operating expenses	112,630,487	48,036,146
Other Income (Expense):
Interest expense, net	(2,171,327)	(1,263,797)
Loss on sale of equity investments in affiliates	—	(173,499)
Other income (expense)	144,776	273,699

Net other (expense)	(2,026,551)	(1,163,597)

Income (loss) from continuing operations, before taxes	(21,512,595)	3,775,760
Provision for income taxes	(814,513)	—

Income (loss) from continuing operations, net of taxes	(22,327,108)	3,775,760
Loss from discontinued operations, net of tax	(839,238)	—
Extraordinary gain attributable to Foundation Healthcare, net of tax	4,833,715	—
Extraordinary gain attributable to noncontrolling interests	3,273,524	—

Net income (loss)	(15,059,107)	3,775,760
Less: Net income attributable to noncontrolling interests	4,345,417	46,867

Net income (loss) attributable to Foundation Healthcare	(19,404,524)	3,728,893

Preferred noncontrolling interests dividends	(1,022,103)	(1,274,985)

Net income (loss) attributable to Foundation Healthcare common stock	$(20,426,627)	$2,453,908

Earnings per common share (basic and diluted):
Net income (loss) from continuing operations attributable to Foundation Healthcare common stock	$(0.15)	$0.02
Loss from discontinued operations, net of tax	(0.01)	—
Extraordinary gain, attributable to Foundation Healthcare, net of tax	0.03	—

Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.13)	$0.02

Weighted average number of common and diluted shares outstanding	162,930,125	162,523,276

Pro forma income information (Note 3):
Pro forma provision for income taxes	$(914,350)	$(1,434,789)
Pro forma net income (loss) attributable to Foundation Healthcare common stock	$(20,526,464)	1,019,119
Pro forma basic and diluted net income (loss) per share	$(0.13)	$0.01

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2013 and 2012

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balances, January 1, 2012	162,523,276	$16,252	$5,284,661	$(17,198,596)	$(1,983,328)	$(13,881,011)
Net income	—	—	—	3,728,893	—	3,728,893
Net income attributable to noncontrolling interests	—	—	—	—	46,867	46,867
Preferred noncontrolling interests dividends	—	—	—	(1,274,985)	—	(1,274,985)
Distributions to noncontrolling interests	—	—	—	—	(126,009)	(126,009)
Contributions from noncontrolling interests	—	—	—	—	12,500	12,500
Distributions to member	—	—	(1,847,442)	—	—	(1,847,442)

Balances, December 31, 2012	162,523,276	16,252	3,437,219	(14,744,688)	(2,049,970)	(13,341,187)
Net loss	—	—	—	(19,404,524)	—	(19,404,524)
Net income attributable to noncontrolling interests	—	—	—	—	4,345,417	4,345,417
Reverse acquisition	—	—	13,938,874	—	—	13,938,874
Issuance of common stock and warrants	870,000	87	1,370,913	—	—	1,371,000
Stock-based compensation	225,938	23	129,698	—	—	129,721
Issuance of stock for payment of liabilities	247,000	24	108,513	—	—	108,537
Cancellation of outstanding shares	(31,328)	(3)	3	—	—	—
Preferred noncontrolling interests dividends	—	—	—	(1,022,103)	—	(1,022,103)
Distributions to noncontrolling interests	—	—	—	—	(660,555)	(660,555)
Distributions to member	—	—	(743,464)	—	—	(743,464)

Balances, December 31, 2013	163,834,886	$16,383	$18,241,756	$(35,171,315)	$1,634,892	$(15,278,284)

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Operating activities:
Net income (loss)	$(15,059,107)	$3,775,760
Less: Net loss from discontinued operations, net of tax	(839,238)	—
Less: Extraordinary gain, net of tax	8,107,239	—

Income (loss) from continuing operations	(22,327,108)	3,775,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,093,246	2,593,969
Impairment of goodwill	21,864,781	—
Impairment of equity investment in affiliate	1,640,389	200,000
Deferred tax benefit	(301,713)	—
Stock-based compensation, net of cashless vesting	129,721	—
Loss on sale of equity investment in affiliates	—	173,499
Gain on redemption of noncontrolling interests	(66,915)	—
Provision for doubtful accounts	3,755,035	966,420
Equity in earnings of affiliates	(5,885,188)	(6,927,466)
Changes in assets and liabilities, net of acquisitions –
Accounts receivable, net of provision for doubtful accounts	(9,412,289)	(1,574,044)
Receivables from affiliates	197,483	962,236
Supplies inventories	12,142	(195,639)
Prepaid and other current assets	(81,786)	(175,129)
Other assets	534,489	10,373
Accounts payable	(170,691)	1,028,196
Accrued liabilities	365,981	983,638
Income taxes payable	3,564,455	—
Other current liabilities	827,132	—
Other liabilities	3,302,290	(699,938)

Net cash provided by operating activities from continuing operations	3,041,454	1,121,875
Net cash (used in) operating activities from discontinued operations	(992,512)	—

Net cash provided by operating activities from continuing operations	2,048,942	1,121,875

Investing activities:
Cash received in business acquisition	68,170	193,314
Purchase of businesses	—	(309,048)
Purchase of property and equipment	(3,794,643)	(1,290,651)
Disposal of property and equipment	90,762	—
Distributions from affiliates	5,559,317	6,889,405
Cash received in extraordinary gain transaction	463,678	—
Sale of equity investments in affiliates	—	1,665,266
Purchase of equity investments in affiliates	—	(200,000)

Net cash provided by investing activities from continuing operations	2,387,284	6,948,286
Net cash provided by investing activities from discontinued operations	395,000	—

Net cash provided by investing activities	2,782,284	6,948,286

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2013 and 2012

	2013	2012
Financing activities:
Debt proceeds	10,035,860	1,243,596
Debt payments	(8,513,927)	(4,713,016)
Common stock proceeds	435,000	—
Preferred noncontrolling interests proceeds	8,700,000
Redemption of preferred noncontrolling interests	(11,102,372)
Preferred noncontrolling interests dividends	(1,003,635)	(583,828)
Distributions to noncontrolling interests	(660,555)	(126,009)
Contributions from noncontrolling interests	—	12,500
Distributions to member	(743,464)	(1,847,442)

Net cash used in financing activities from continuing operations	(2,853,093)	(6,014,199)
Net cash used in financing activities from discontinued operations	(803,124)	—

Net cash used in financing activities	(3,656,217)	(6,014,199)

Net change in cash and cash equivalents	1,175,009	2,055,962
Cash and cash equivalents at beginning of year	3,037,067	981,105

Cash and cash equivalents at end of year	$4,212,076	$3,037,067

Cash paid for interest and income taxes:
Interest expense	$2,366,345	$1,574,050
Interest expense, discontinued operations	$124,821	$—
Income taxes	$—	$—
Income taxes, discontinued operations	$—	$—
Noncash investing and financing activities:
Debt converted to common stock	$(14,138,187)	$—
Common stock warrants issued	$(936,000)	$—
Common stock issued as payment for liabilities	$(108,537)	$—
Seller financing – reverse acquisition	$2,000,000	$—
Debt and liabilities assumed – reverse acquisition	$2,032,098	$—
Debt issued in purchase of noncontrolling preferred interest	$(2,339,905)	$—

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Note 1 – Nature of Business

Foundation Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling and noncontrolling interests in surgical hospitals located in Texas. The Company also owns noncontrolling interests in ambulatory surgery centers (“ASCs”) located in Texas, Oklahoma, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, the Company provides sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. The Company provides management services to a majority of the facilities that it has noncontrolling interests (referred to as “Affiliates”) under the terms of various management agreements.

Note 2 – Basis of Presentation

Reverse Acquisition – On July 22, 2013, the Company acquired Foundation Surgery Affiliates, LLC (“FSA”) and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC (“FSHA”) (collectively referred to as “Foundation”). For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the Company’s historical operating results included in the accompanying consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition.

Going Concern and Management’s Plan – As of December 31, 2013, the Company had an accumulated deficit of $35.2 million and a working capital deficiency of $15.0 million. During the year ended December 31, 2013, the Company generated a net loss attributable to Foundation Healthcare of $19.4 million, including a goodwill impairment charge of $21.9 million, and generated cash flow from operating activities from continuing operations of $3.0 million. As of December 31, 2013, the Company had cash and cash equivalents of $4.2 million and in March 2014, the Company received $4.1 million as part of a lease transaction (see Note 19 – Subsequent Events). Management expects to refinance, by the end of the second quarter of 2014, a significant portion of the Company’s long-term debt obligations. Management expects that the Company will be able to significantly reduce its annual debt service payments as part of the refinancing; however, there is no assurance that management will be successful in completing the debt refinancing.

If management is unable to refinance a significant portion of its existing debt as noted above, the Company may be forced to obtain extensions on existing debt obligations as they become due in 2014. Although management has historically been successful in obtaining extensions, there is no assurance that the Company’s banks will continue to grant them in the future. In addition, management may choose to raise additional funds through the sale of equity or assets, but there is no assurance that the Company will be successful in completing such actions.

If management does not complete the debt refinancing or alternatively obtain extensions on some of its debt obligations during 2014, the Company may not have sufficient cash on hand or generate sufficient cash flow from operations to meet its cash requirements over the next 12 months. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Consolidation – The accompanying consolidated financial statements include the accounts of Foundation Healthcare, Inc. and its wholly owned, majority owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Pro forma income information – Prior to July 22, 2013, FSA’s and FSHA’s member had elected to have FSA’s and FSHA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its tax returns and no provision for income taxes is included in the Company’s consolidated financial statements for periods prior to July 22, 2013. The pro forma income information provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

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

During the years ended December 31, 2013 and 2012, the Company’s revenue payor mix was as follows:

	2013	2012
Medicare and Medicaid	27%	16%
Commercial health insurance payors	54%	46%
Patient self-pay	5%	4%
Management fees from affiliates	7%	15%
Equity in earnings of investments in affiliates	6%	13%
Other	5%	2%
Provision for doubtful accounts	(4%)	(2%)

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. There was no adjustment for estimated cost report settlements in 2013 or 2012. The net cost report settlements due to the Company was approximately $235,000 and $3,500 at December 31, 2013 and 2012, respectively, and in included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Provision and Allowance for Doubtful Accounts – To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

The activity in the allowances for doubtful accounts for the years ending December 31, 2013 and 2012 follows:

	2013	2012
Balances at beginning of year	$1,659,337	$1,353,710
Reclassification from contractual allowances	1,458,737	—
Provisions recognized as reduction in revenues	3,755,035	966,420
Write-offs, net of recoveries	(2,094,194)	(660,793)

Balances at end of year	$4,778,915	$1,659,337

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted cash – As of December 31, 2013 and 2012, the Company had restricted cash of approximately $701,000 and $400,000, respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets. The restricted cash is pledged as collateral against certain debt of the Company.

Receivables from Affiliates – Receivables from Affiliates are stated at the amount billed to the Affiliates plus any accrued and unpaid interest.

Supplies inventories – Supplies inventories are stated at the lower of cost or market and primarily include operating supplies used in the direct or indirect treatment of patients. The Company accounts for inventories using the first in–first out method of accounting for substantially all of its inventories.

Property and equipment – Property and equipment is stated at cost and depreciated using the straight line method to depreciate the cost of various classes of assets over their estimated useful lives. At the time assets are sold or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and depreciation accounts; profits and losses on such dispositions are reflected in current operations. Fully depreciated assets are written off against accumulated depreciation. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life
Furniture and equipment	3 to 7 years
Equipment under capital leases	3 to 7 years
Leasehold improvements	5 to 10 years or remaining lease period, whichever is shorter

Long-lived assets – The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns.

Goodwill and Intangible Assets – Goodwill is not amortized; instead, it is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. Goodwill is allocated among and evaluated for impairment at the reporting unit level.

The Financial Accounting Standards Board (“FASB”) guidance on testing goodwill for impairment provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company completed its annual impairment test as of December 31, 2013, and determined that goodwill was not impaired.

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

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. As of December 31, 2013 and 2012, the Company had cash deposits in excess of FDIC limits of $3.4 million and $2.9 million, respectively.

Advertising Costs – Advertising costs are expensed as incurred. Advertising expense for 2013 and 2012, included in continuing operations, was approximately $244,000 and $153,000, respectively.

Acquisition Costs – Acquisition costs are charged directly to expense when incurred.

Income Taxes – In 2012, the Company’s member elected to have the Company’s income taxed as an “S” Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in the 2012 consolidated financial statements.

For 2013, the Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2013, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

	2013	2012
Stock options and warrants	18,361,064	—

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2013, the Company adopted changes issued by the FASB to the testing of indefinite-lived intangible assets for impairment, similar to the goodwill changes issued in September 2011. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Since management proceeds directly to the two-step quantitative test for the Company’s indefinite-lived intangible assets, these do not affect the outcome of the impairment analysis of an indefinite-lived intangible asset. As a result, management determined these changes did not have an impact on the Company’s consolidated financial statements.

On January 1, 2013, the Company adopted changes issued by FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, management determined that the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted changes issued by the FASB to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have a significant impact on the Company’s consolidated financial statements.

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

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the Company’s historical operating results included in the accompanying consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA. The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition.

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

Simultaneous with and subject to the reverse acquisition, the Company issued 13,333,333 shares of common stock to purchase a $6.0 million participation in the credit facility owed by the Company to Arvest Bank (see Note 6 – Discontinued Operations for more information) and 17,970,295 shares of common stock to Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390. Since the completion of the reverse acquisition was subject to these transactions, they have been recorded as part of the reverse acquisition.

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

The fair value of the total consideration issued in the reverse acquisition amounted to $27.3 million and included $13.9 million for the issuance of the Company’s common stock to FHA, Arvest Bank and Mr. Oliver, $2.0 million for the promissory note issued to FHA, $2.0 million for the debt obligations and liabilities assumed from FHA and $9.3 million in debt and working capital deficit assumed by the Company.

The fair value amounts were initially recorded using preliminary estimates. Subsequently, management engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the reverse acquisition. The preliminary and final purchase allocations for the reverse acquisition are as follows:

	Preliminary	Final
Cash and cash equivalents	$68,170	$68,170
Accounts receivable	249,333	249,333
Current assets from discontinued operations	1,773,471	1,360,143
Other current assets	198,977	198,976

Total current assets	2,289,951	1,876,622

Property and equipment	647,862	1,389,169
Intangible assets	3,800,000	2,733,000
Goodwill	20,847,608	21,864,781
Other assets from discontinued operations	295,542	1,224,140
Other assets	12,753	252,528

Total assets acquired	27,893,716	29,340,240

Liabilities assumed:
Accounts payable and accrued liabilities	2,501,877	2,899,823
Short term debt	2,000,000	2,000,000
Current portion of long-term debt	714,711	714,711
Current liabilities from discontinued operations	7,812,192	7,375,521

Total current liabilities	13,028,780	12,990,055
Long-term debt, net of current portion	742,385	742,385
Other liabilities from discontinued operations	174,509	305,969
Other liabilities	575,000	1,362,957

Total liabilities assumed	14,520,674	15,401,366

Net assets acquired	$13,373,042	$13,938,874

During the year ended December 31, 2013 and 2012, the Company incurred approximately $506,000 and $446,000 in expenses related to the reverse acquisition. The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2012 are as follows:

				Attributable to Foundation
	Revenue	Loss from Continuing Operations	Net Income (Loss)	Net Income (Loss)	Net Income (Loss) per Share
Actual:
From 7/22/2013 to 12/31/2013	$968,729	$(23,413,107)	$(24,995,058)	$(24,995,058)

Supplemental Pro Forma:
Year ending 12/31/2013	$94,514,058	$(24,733,907)	$(19,402,769)	$(23,616,628)	$(0.14)

Year ending 12/31/2012	$70,178,706	$(18,792,393)	$(19,016,863)	$(18,720,810)	$(0.12)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 5 – Acquisitions

On October 26, 2012, the Company acquired a controlling interest in East El Paso Physicians’ Medical Center, LLC (“El Paso”), located in El Paso, Texas. The Company obtained its controlling interest through the acquisition of 108.41 Class A ownership units and 37.00 non-dilutable Class C ownership units of the total 223.41 ownership units of El Paso, or 66.39%. The Company obtained the Class A units by guaranteeing debt in the amount of $50,000 per unit. Additional Class A units may be sold to other investors which may dilute the Company’s overall ownership percentage in El Paso. The Company obtained the Class C units by guaranteeing debt in the amount of $50,000 per unit. The Class C units may only be held by the Company and represent a 19.68% ownership in El Paso. This ownership percentage may not be diluted by the future sale of any other class of ownership unit. In the fourth quarter of 2012, the Company also completed the acquisition of two imaging centers located in El Paso, Texas (“Imaging Centers”). The Imaging Centers were acquired through a combination of cash payments and the assumption of certain debt and other obligations of the sellers.

The acquisition of El Paso was based on management’s belief that through the application of the Company’s management and operating model the hospital could be turned around to generate positive earnings and cash flow that will be accretive to the earnings and cash flow of the Company. The acquisition of the Imaging Centers is consistent with the Company’s strategy of growing revenue and earnings through acquiring ancillary service providers in close proximity to a managed or owned hospital.

The acquisitions were recorded by allocating the cost of the acquisition to the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired, net of liabilities assumed, was recorded as goodwill, none of which is tax deductible. As of December 31, 2012, management completed a valuation of the fair value of the assets acquired and liabilities assumed in the El Paso acquisition. The fair value amounts for the Imaging Centers were initially recorded using preliminary estimates. During the fourth quarter of 2013, management engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the Imaging Center acquisitions. The purchase allocations for the acquisitions were as follows:

		Imaging Centers
	El Paso	Preliminary	Final
Cash and cash equivalents	$193,314	$—	$—
Accounts receivable	1,814,324	—	—
Inventories	932,184	7,500	7,500
Other current assets	613,860	—	—

Total current assets	3,553,682	7,500	7,500

Property and equipment	5,319,000	358,709	539,309
Intangible assets	8,293,000	—	—
Goodwill	603,250	551,278	370,678

Total assets acquired	17,768,932	917,487	917,487

Liabilities assumed:
Accounts payable and accrued liabilities	7,621,930	85,330	85,330
Other current liabilities	110,000	—	—
Short term debt	1,413,278	156,242	156,242
Current portion of long-term debt	1,982,848	78,423	78,423

Total current liabilities	11,128,056	319,995	319,995
Long-term debt, net of current portion	3,842,341	288,444	288,444
Other liabilities	2,798,535	—	—

Total liabilities assumed	17,768,932	608,439	608,439

Net assets acquired	$—	$309,048	$309,048

El Paso agreed to pay the legal, due diligence and other expenses associated with the acquisition. As a result, during 2012, the Company did not record any material expenses related to the acquisition of El Paso. The company also did not incur any material expenses in the acquisition of the imaging centers.

The amounts of acquisitions revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2012, and the revenue and earnings of the combined entity had the acquisition dates for El Paso and the Imaging Centers been January 1, 2012 are as follows:

	Revenues	Earnings
Actual:
From 10/26/2012 to 12/31/2012	$5,151,604	$(1,252,763)

Supplemental Pro Forma:
2012	$69,442,123	$(7,388,605)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 6 – Discontinued Operations

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

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. From July 22, 2013 to December 31, 2013, the activity in the acquired accruals for restructuring charges established for lease termination and other exit costs were as follows:

	Lease Termination Costs	Other Exit Costs	Total
Acquired balance at July 22, 2013	$355,028	$140,542	$495,570
Adjustments	(192,685)	—	(192,685)
Cash payments	(84,108)	(140,542)	(224,650)

Balance at December 31, 2013	$78,235	$—	$78,235

Additional charges may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations from July 22, 2013 to December 31, 2013 are summarized below:

July 22 to December 31, 2013
Revenues	$877,362

Net loss before taxes	$(1,353,609)
Income tax benefit	514,371

Net loss from discontinued operations, net of tax	$(839,238)

The balance sheet items for discontinued operations are summarized below:

December 31, 2013
Cash and cash equivalents	$49,252
Accounts receivable, net of allowances	222,943
Inventories	1,893
Other current assets	244,541

Total current assets	518,629

Fixed assets, net	426,228
Other assets	150,000

Total noncurrent assets	576,228

Total assets	$1,094,857

Payables and accrued liabilities	$1,557,771
Short term debt	3,994,932
Current portion of long-term debt	67,994

Total current liabilities	5,620,697

Long-term debt	9,969

Total liabilities	$5,630,666

The Company’s borrowings and capital lease obligations included in discontinued operations as of December 31, 2013 is as follows:

	Rate (1)	Maturity Date	December 31, 2013
Short-term Debt
Senior bank debt	6%	Apr. 2014	$3,994,932

Long-term Debt
Sleep center notes payable	6%	Nov. 2014	$28,723
Equipment capital leases	8%	Jan. 2015	49,389

Total			78,112
Less: Current portion of long-term debt			(68,143)

Long-term debt			$9,969

(1)	Effective rate as of December 31, 2013

At December 31, 2013, future maturities of long-term debt included in discontinued operations were as follows:

Twelve months ended December 31,
2014	$68,143
2015	9,969
2016	—
2017	—
2018	—
Thereafter	—

On July 22, 2013, the Company’s subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), the Company and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. The Company, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, the Company and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, the Company, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of December 31, 2013, the outstanding principal amount of the New Note was $9,994,932.

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

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principal balance and all accrued and unpaid interest thereon will be due and payable on December 31, 2013. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through April 30, 2014, which is the maturity date of the New Note.

Note 7 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates. The Company’s equity investments and respective ownership interest as of December 31, 2013 and 2012 are as follows:

		Ownership %
Affiliate	Location	2013	2012
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	20%	20%
Houston Orthopedic Hospital, LLC	Houston, TX	20%	20%
ASCs
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glen Surgery Center	Houston, TX	10%	10%
Park Ten Surgery Center	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
Foundation Surgery Affiliate of Seguin, LLP	Seguin, TX	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	20%	20%
Foundation Surgery Affiliate of Grayson County, LLP	Sherman, TX	20%	20%
Metropolitan Medical Partners, LLC (“Chevy Chase”)	Chevy Chase, MD	18%	18%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	32%	32%
Frederick Surgical Center, LLC	Frederick, MD	20%	19%

The unaudited results of operations and financial position for the years ended and as of December 31, 2013 and 2012, respectively, of the Company’s equity investments in Affiliates are as follows:

(Unaudited)	2013	2012
Net operating revenues	$186,777,871	$203,083,755

Net income	$40,559,684	$43,345,570

Current assets	$44,091,846	$48,755,477
Noncurrent assets	44,668,968	48,369,312

Total assets	$88,760,814	$97,124,789

Current liabilities	$31,891,679	$29,161,233
Noncurrent liabilities	29,015,316	36,047,919

Total liabilities	$60,906,995	$65,209,152

Members’ equity	$27,853,819	$31,915,637

During 2012, the Company sold certain equity investments in Affiliates. The Company did not sell any equity investments in Affiliates in 2013. The gain or loss recorded on those transactions follows:

	Ownership % Sold	2013	2012
FSA of Middleburg Heights, LLC	10%	$—	$342,055
Park Ten Surgery Center	10%	—	35,299
Kirby Glen Surgery Center	10%	—	16,537
Perkins Plaza ASC, LLC	24%	—	(524,590)
River Oaks Surgical Center, LLP	10%	—	(42,800)

Gain (loss) on sale of equity investments in Affiliates		$—	$(173,499)

The Master Agreement covering the Company’s ownership in Chevy Chase includes a redemption feature that allows the majority owner of Chevy Chase to purchase the Company’s 18% interest in Chevy Chase for $178,000. In January 2014, the Company received notice from the majority owner that they intend to exercise their right to purchase the Company’s interest in October 2014 which is the term date of the Company’s management agreement. Based on these facts, management concluded that the Company no longer has significant influence over Chevy Chase and, effective December 31, 2013, began accounting for Chevy Chase using the cost method of accounting versus the equity method previously used. In addition, the Company performed an impairment analysis of the investment in Chevy Chase and determined that the projected cash distributions in 2014 from Chevy Chase would approximate the Company’s share in the earnings of Chevy Chase. As a result, the Company recorded an impairment charge of $1.6 million to write-down the recorded investment down to $178,000. The distributions that the Company receives in 2014 will be recorded as other revenue.

In May 2012, the Company invested $200,000 for a 20% interest in River City Surgical Institute, LLC (“River City ASC”). This venture was a start-up ASC in Jacksonville, Florida along with one surgeon partner who owned the remaining 80% interest. The physician partner did not fulfill his obligations and as a result the River City ASC has not opened and management does not anticipate it opening. As a result, management determined that the Company’s investment in the River City ASC was impaired and recorded an impairment charge of $200,000 during the year ended December 31, 2012.

Note 8 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2013 and 2012:

	2013	2012
Equipment	$22,820,537	$11,755,055
Equipment under capital leases	4,477,231	12,186,938
Leasehold improvements	2,240,442	914,592
Land	2,065,000	—

	31,603,210	24,856,585
Accumulated depreciation	(19,529,224)	(15,452,732)

	$12,073,986	$9,403,853

Depreciation expense for the years ended December 31, 2013 and 2012 was $3,228,009 and $1,812,399 respectively.

Note 9 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
December 31, 2012	$1,154,528	$—
Reverse acquisition	21,864,781	—
Impairment charge	(21,864,781)	—
Finalization valuation – Imaging Centers	(180,601)
Business acquisitions	—	1,154,528

Balance, end of year	$973,927	$1,154,528

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

The goodwill associated with the reverse acquisition was $21,864,781. The Company then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. The Company evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Changes in the carrying amount of intangible assets during the years ended December 31, 2013 and 2012 were as follows:

	Carrying Amount	Accumulated Amortization	Net
January 1, 2012	$3,498,500	$(739,072)	$2,759,428
Business Acquisition	8,293,000	—	8,293,000
Amortization	—	(781,570)	(781,570)

December 31, 2012	11,791,500	(1,520,642)	10,270,858
Business acquisition	2,733,000	—	2,733,000
Amortization	—	(1,865,237)	(1,865,237)

December 31, 2013	$14,524,500	$(3,385,879)	$11,138,621

Intangible assets as of December 31, 2013 and 2012 include the following:

		2013			2012
	Useful Life (Years)	Carrying Amount	Accumulated Amortization	Net	Net
ASC management contracts	6 – 8	$3,498,500	$(1,735,037)	$1,763,463	$2,202,858
Covenants not to compete	5	2,027,000	(443,744)	1,583,256	1,764,167
Physician memberships	7	6,468,000	(1,078,000)	5,390,000	6,303,833
Trade name	5	381,000	(33,782)	347,218	—
Service contracts	10	2,150,000	(95,316)	2,054,684	—

Total		$14,524,500	$(3,385,879)	$11,138,621	$10,270,858

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

2014	$2,055,470
2015	2,055,470
2016	2,055,470
2017	1,994,637
2018	1,227,890

Note 10 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations as of December 31, 2013 and 2012 are as follows:

	Rate (1)	2013	2012
Senior Lender:
Notes payable – working capital	6.5 – 7.0%	$2,814,027	$778,287
Other Lenders:
Note payable – S&H Leasing	11.5%	1,865,600	—
Note payable – working capital	5.0%	800,000	796,231
Insurance premium financings	3.0 – 3.9%	101,135	176,837
Note payable – Medicare cost report	10.1%	84,065	—
Note payable – HC REIT		—	100,000
Notes payable – acquisition		—	156,242

Short-term debt		$5,664,827	$2,007,597

(1)	Effective rate as of December 31, 2013

The Company has two short-term working capital loans from its senior lender that are collateralized by the inventory, accounts receivable, equipment and other assets of one of the Company’s hospital subsidiaries. The notes bear interest at variable rates of prime plus 1.5% and 3.75% with floors of 6.5% and 7%. The Company is required to make monthly payments totaling $15,608 with the balances due at maturity in March 2014 and July 2014. The Company is in process of extending the maturity date on both notes to January 2015.

On July 22, 2013, in conjunction with the Tyche Transaction (see Note 11 – Preferred Noncontrolling Interests), the Company issued a note payable to S&H Leasing, LLC (“S&H Leasing”), a member of Tyche. The note is unsecured and bears interest at a fixed rate of 11.5%. All principal and interest on the note is due at maturity on August 1, 2014.

The Company has a short-term working capital loan with a bank that is collateralized by the accounts receivable of one of the Company’s hospital subsidiaries. The note bears interest at a variable rate of prime plus 1% with a floor of 5% and the Company is required to make monthly interest payments of $3,333 with the balance due at maturity in October 2014.

The Company has various insurance premium financing notes payable that bear interest rates ranging from 3.0% to 3.9%. The insurance notes mature from February 2014 to September 2014 and the Company is required to make monthly principal and interest payments totaling $26,118.

In November 2013, the Company entered into an unsecured note payable with a finance company for $91,329. The note bears interest at 10.13% and requires monthly payments of principal and interest totaling $8,035. The note matures in November 2014. The proceeds from the note were used to pay amounts due under a Medicare cost report at one of the Company’s hospital subsidiaries.

In August 2013, the HC REIT short-term note payable (“HC REIT Note 1”) was forgiven by HC REIT in conjunction with the El Paso Real Estate Transaction described in Note 16 – Extraordinary Gain and Other Item.

On July 22, 2013, in conjunction with the Foundation acquisition, the Company issued a promissory note for $2,000,000 to FHA. The note was unsecured, bore interest at a fixed rate of 7% and was due on demand. The balance on the note was paid in full in October 2013.

The Company’s long-term debt and capital lease obligations as of December 31, 2013 and 2012 are as follows:

	Rate (1)	Maturity Date	2013	2012
Senior Lender:
Line of credit	7.0%	Jun. 2014	$896,000	$431,000
Notes payable – working capital	5.5 – 7.0%	Mar. 2014 – Feb. 2016	3,715,088	5,216,251
Note payable – equity investments	6.25%	Sept. 2016	3,270,427	4,289,057
Note payable – management agreements	6.0%	Dec. 2016	640,466	826,617
Note payable – assumption	6.75%	Jan. 2015	146,857	—
Other Lenders:
Note payable – preferred interest redemption	10.0%	Jul. 2015	5,100,000	—
Notes payable – settlements	5.25 – 8.0%	Dec. 2014 – Jan. 2018	1,189,725	—
Notes payable – THE	4.6 – 8%	Dec. 2014 – Feb. 2016	311,149	453,034
Notes payable – physician partners	5.25 – 6.75%	Jun. 2013 – Nov. 2014	103,604	617,198
Notes payable – acquisition	6.0%	Dec. 2014 – Oct. 2015	99,610	172,289
Note payable – HC REIT			—	450,917
Note payable – equity investments			—	167,841
Capital lease obligations	0.2 – 11.0%	Oct. 2013 – Jul. 2017	2,477,985	4,879,886

Total			17,950,911	17,504,090
Less: Current portion of long-term debt			(7,919,179)	(5,971,339)

Long-term debt			$10,031,732	$11,532,751

(1)	Effective rate as of December 31, 2013

The Company has a $1 million line of credit with its senior lender that is collateralized by the accounts receivable of one of the Company’s hospital subsidiaries. The line bears interest at a variable interest rate of prime plus 1% with a floor of 7% and the Company is required to make monthly payments of interest. As of December 31, 2013 and 2013, the Company had $104,000 and $569,000, respectively, available to borrow under the line.

The Company has various working capital notes payable with its senior lender that are collateralized by the Company’s accounts receivable, inventory, equipment and other assets. The notes bear interest at variable rates ranging from prime plus 1% to prime plus 1.5% with floor rates ranging from 5.5% to 7%. The Company is required to make monthly principal and interest payments under the notes payable totaling $156,912. Two of the working capital notes matured in March 2014. The Company is in process of extending the maturity of these notes to January 2015.

The Company has a note payable with its senior lender that is collateralized by the Company’s equity investment in one of its Affiliates. The note bears interest at a variable rate of prime plus 1.5% with a floor of 6.25% and the Company is required to make monthly principal and interest payments of $107,821.

The Company has a note payable with its senior lender that is collateralized by the Company’s management agreement with one of its ASC Affiliates. The note bears interest at a variable rate of prime plus 2.75% and the Company is required to make monthly principal and interest payments under the note of $19,683.

On July 22, 2013, as part of the acquisition of Foundation, the Company assumed a note payable with its senior lender from FHA. The note is unsecured and bears interest at a fixed rate of 6.75%. The Company is required to make monthly principal and interest payments under the note of $11,628.

On July 22, 2013, in conjunction with the Tyche Transaction (see Note 11 – Preferred Noncontrolling Interests), the Company issued a note payable a bank for $5.1 million. The note is secured by the preferred noncontrolling interests purchased from Tyche and bears interest at a fixed rate of 10%. The Company is required to make one payment of $728,571 in August 2014 with the remaining balance plus accrued interest due at maturity.

On July 22, 2013, as part of the acquisition of Foundation, the Company assumed various notes payable from FHA, totaling $1.2 million that are owed to various third parties and a bank. The notes payable were related to past legal settlements of the Company that were funded by FHA through the notes payable. The assumed settlement notes bear interest at fixed rates ranging from 5.25% to 8%. On September 3, 2013, the Company entered into a note payable with a noncontrolling interest holder in one of the Company’s hospital subsidiaries. The note bears interest at prime plus 2% and was entered into as a settlement of a dispute and for the purpose of purchasing the noncontrolling interest from the holder. All of the settlements notes payable are unsecured and the Company is required to make monthly principal and interest payments totaling $48,029.

The Company has two notes payable with THE Investments, LLC (“THE”). The notes are unsecured and bear interest at a fixed rates ranging from 4.6% to 8%. The Company is required to make monthly principal and interest payments totaling $15,913. The managing member of THE is also the managing member of Tyche.

The Company has various working capital notes payable with banks that are collateralized by the personal guarantees of Company’s physician partners that own noncontrolling interests in one of the Company’s hospital subsidiaries. The notes bear interest at fixed rates ranging from 5.25% to 6.5%. The Company is required to make monthly principal and interest payments totaling $17,609.

The Company has two unsecured notes payable related to the purchase of an imaging center in 2012. One of the notes, with a balance of $76,957 at December 31, 2013, is owed to the seller of the imaging center; the other note payable, with a balance of $22,653 at December 31, 2013, is related to the payment of rent that was owed on the imaging center at the time it was purchased. The notes bear interest at a fixed rate of 6% and the Company is required to make monthly principal and interest payments totaling $7,219.

In August 2013, the HC REIT note payable (“HC REIT Note 2”) was assigned to FSHA as part of the El Paso Real Estate Transaction described in Note 16 – Extraordinary Gain and Other Item.

The Company has entered into various capital leases that are collateralized by certain computer and medical equipment used by the Company. The capital leases bear interest at fixed rates ranging from 4.8% to 13.7%. The Company is required to make monthly principal and interest payments under the capital leases totaling $129,989.

The Company has entered into various short-term and long-term notes payable with its senior lender, Legacy Bank (referred to as “Legacy Debt”). As of December 31, 2013 and 2012, the balance of the Legacy Debt was $11.48 million and $11.54 million, respectively. The Legacy Debt is collateralized by substantially all of the assets of the Company’s subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain officers of the Company. In conjunction with the Legacy Debt, the Company has agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth (as defined for FSA and FSHA) of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of December 31, 2013, FSA and FSHA are in compliance with the Legacy Debt financial covenants. There is no assurance that Legacy Bank will waive any future violations of the financial covenants. Historically, management has been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that the Company will be able to obtain waivers in the future.

At December 31, 2013, future maturities of long-term debt were as follows:

2014	$7,919,179
2015	8,235,461
2016	1,641,600
2017	73,100
2018	52,349
Thereafter	29,222

Note 11 –Preferred Noncontrolling Interests

On March 13, 2013, the Company’s wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000. The offering was comprised of 152 units (“FHE Unit” or “preferred noncontrolling interest”). Each FHE Unit was offered at $105,000 and entitled the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. During July 2013 to October 2013, FHE and the Company completed the sale of 87 FHE Units for total consideration of $9,135,000 which was comprised of $8,700,000 attributable to the preferred noncontrolling interest and $435,000 attributable to the 870,000 shares of the Company’s common stock.

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

Note 12 – Commitments and Contingencies

Legal Issues

The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. During the year ended December 31, 2013, the Company did not incur any settlement expenses related to its ongoing asserted and unasserted legal claims. During the year ended December 31, 2012, the Company incurred $71,000 in settlement expenses related to its ongoing asserted and unasserted legal claims.

Operating Leases

The Company leases all of the real property used in its business for office space, surgical hospital facilities and certain medical equipment under operating lease agreements. Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term (“Deferred Rent”). As of December 31, 2013 and 2012, the Company had Deferred Rent of $6,648,369 and $4,307,500, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s rental expense, net of sublease income, for operating leases in 2013 and 2012 was $7,112,362 and $4,314,690, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2013:

2014	$9,611,819
2015	9,584,196
2016	9,791,970
2017	9,798,571
2018	9,554,184
Thereafter	64,449,264
Less: Sublease income	(3,938,036)

Total	$108,851,968

At December 31, 2013, the Company had current and long-term deferred lease incentives of $614,987 and $5,563,984, respectively. The lease incentives are included in current other liabilities and other liabilities the accompanying consolidated balance sheets and are amortized on a straight line basis over the life of the lease as a reduction in rent expense. There were no deferred lease incentives at December 31, 2012.

Note 13 – Income Taxes

Prior to July 22, 2013, FSA’s and FSHA’s member had elected to have FSA’s and FSHA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its tax returns and no provision for income taxes is included in the Company’s consolidated financial statements for periods prior to July 22, 2013. The pro forma income information provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

The income tax provision for the year ended December 31, 2013 consists of:

2013
Current provision	$1,116,226
Deferred benefit	(378,781)
Increase in valuation allowance	77,068

Total	$814,513

Tax benefit, discontinued operations	$(514,371)

Tax provision, extraordinary item	$2,962,600

The Company has accrued interest and penalties of approximately $200,000 at December 31, 2013 related to the late filing of certain tax returns related to Graymark. The accrued interest and penalties are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred income tax assets and liabilities as of December 31, 2013 are comprised of:

2013
Deferred income tax assets:
Accounts receivable	$135,983
Accounts payable	1,131,070
Accrued liabilities	338,901
Deferred rent and lease incentives	2,353,514
Stock compensation	202,453
Other assets	54,836

Total deferred tax assets	4,216,757
Valuation allowance	(314,289)

Net deferred tax assets	3,902,468

Deferred income tax liabilities:
Fixed assets	(1,158,897)
Intangible assets	(1,725,099)
Equity investments in affiliates	(1,330,295)
Prepaid and other current assets	(174,419)

Total deferred tax liabilities	(4,388,710)

Net deferred tax liabilities	$(486,242)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2013 follows:

2013
Current	$2,118,637
Long-term	(2,604,879)

Total	$(486,242)

The change in the Company’s valuation allowance on deferred tax assets during the year ended December 31, 2013 follows:

2013
Beginning valuation allowance	$—
Reverse acquisition	237,221
Change in valuation allowance	77,068

Ending valuation allowance	$314,289

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

2013
Federal statutory rate	34%
State	4
Impairment of goodwill	-43%
Tax provision, extraordinary item	15%
Tax benefit, discontinued operations	-3%
Deferred taxes, reverse acquisition	-4%
Other	-7%

Effective income tax rate	-4%

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2007 and later tax returns are still subject to examination.

At the time of the Foundation reverse acquisition, Graymark had federal and state net operating loss carryforwards in excess of $30 million. Due to the change of control resulting from the Foundation reverse acquisition, the Company will not be able to utilize the loss carryforwards.

Note 14 – Capital Structure

During 2013 in conjunction with the FHE private placement offering, the Company issued 870,000 shares of common stock valued at $435,000 ($0.50 per share). See Note 11 – Preferred Noncontrolling Interests for additional information.

During 2013, the Company issued 247,000 shares of common stock as payments for liabilities owed to certain professional service providers. The shares were valued at $108,537 which represented the fair value of the services provided.

Note 15 – Stock Options, Grants and Warrants

As part of the Foundation Acquisition, the Company has adopted the 2008 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan. Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical. The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards. Each incentive award will be pursuant to a written award agreement. The number of shares of common stock authorized and reserved under the Incentive Plan is 2,750,000.

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

The assumptions used to value the option and warrant grants are as follows:

2013
Expected life (in years)	2.5 – 5.0
Volatility	73 – 76%
Risk free interest rate	0.46 – 1.32%
Dividend yield	0%

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price
Outstanding at December 31, 2012	—	$—
Reverse acquisition – warrants	8,572,418	1.54
Reverse acquisition – options	562,500	1.33
Granted – warrants	8,663,646	1.33
Granted – options	600,000	0.43
Forfeited – options	(37,500)	4.00

Outstanding at December 31, 2013	18,361,064	$1.29

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/13	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding at 12/31/13	Average Exercise Price
$0.50 to $1.00	2,942,500	4.9	$0.81	2,542,500	$0.88
$1.01 to $2.00	15,218,564	4.4	1.37	15,208,564	1.37
$2.01 to $4.00	200,000	2.3	2.49	200,000	2.49

Total	18,361,064			17,951,064

The fair value of the 600,000 options issued in 2013 was estimated to be $120,000. The value of the options is recorded as compensation expense over the requisite service period which equals the vesting period of the options. Compensation expense related to stock options was approximately $145,000 during 2013. There was no compensation expense related to stock options during 2012.

Included in the warrants obtained as part of the reverse acquisition were warrants that were issued under a warrant agreement that contains an anti-dilution provision that requires the exercise price and number of shares exercisable under the warrants to be adjusted in certain instances including when the Company issues an equity security at a price less than $1.50. During 2013, the Company granted 913,646 additional warrants under this provision and adjusted the exercise price from $1.40 to $1.24. The total amount of money the Company would receive under the exercise of the warrants did not change.

In conjunction with the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of Company’s common stock (the “Tyche Warrants”). The Tyche Warrants included:

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

The fair value of the Tyche Warrants was estimated to be $936,000. See Note 11 – Preferred Noncontrolling Interests for additional information on the Tyche Agreement.

The options and warrants outstanding and options and warrants exercisable as of December 31, 2013 had no intrinsic value. The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

Unvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	—	$—
Reverse acquisition	43,750	1.11
Granted	230,000	0.49
Vested	(13,750)	2.88
Forfeited	—	—

Unvested at December 31, 2013	260,000	$0.47

During 2013, the Company issued 230,000 restricted stock grant awards to certain key employees. The fair value of the restricted stock grant awards was approximately $113,000 and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance. The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award. During 2013, the Company recorded compensation expense related to stock grant awards of approximately $130,000. As of December 31, 2013, the Company has unrecognized compensation expense associated with the stock grants, options and warrants of approximately $165,000.

Note 16 – Extraordinary Gain and Other Item

Extraordinary Gain – On August 30, 2013, the Company, entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in an extraordinary gain of $11.1 million (collectively referred to as the “El Paso Real Estate Transaction”). The income taxes related to the extraordinary gain and the amount of the extraordinary gain attributable to noncontrolling interests are summarized below:

	Gross	Tax	Net
Attributable to Foundation Healthcare	$7,796,315	$(2,962,600)	$4,833,715
Attributable to noncontrolling interests	3,273,524	—	3,273,524

Total extraordinary gain	$11,069,839	$(2,962,600)	$8,107,239

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

The estimated excess value of the assets obtained compared to the consideration paid as a result of the PSA and Assignment agreement was $4,027,562. The Company is in the process of conducting formal valuations of the Excess Land and Personal Property acquired in the transaction and will adjust the extraordinary gain accordingly based on the results of those evaluations.

In conjunction with the execution of the PSA and Assignment Agreement, HC REIT agreed to forgive certain liabilities totaling $7,108,562 due to HC REIT from EEPPMC composed of the following:

1.	$714,824 in capital equipment leases net of the write off of the related capital lease assets;

2.	$467,132 in a note (HC REIT Note 1) and related accrued and unpaid interest (HC REIT Note 1 and HC REIT Note 2);

3.	$2,767,905 in unpaid, past due rent on the hospital and MOB;

4.	$3,158,701 in other accrued liabilities related to the hospital and MOB facilities.

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

Simultaneous with the sale to OKC DOC, the Company executed a 10 year master lease on the building for an annual rent of $1,248,000 with annual escalations of 2%. The current lease income on the underlying sub-leases is approximately $900,000 per year. The master lease is an operating lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-leases, the gain on the sale to OKC DOC was treated as a lease incentive and is being recorded on a straight-line basis as a reduction in the rent expense under the master lease.

Note 17 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At December 31, 2013 and 2012, the fair value of the Company’s long-term debt approximated its fair value. The fair value of the Company’s debt was valued using Level 3 inputs.

Nonrecurring Fair Value Measurements:

Reverse Acquisition – During 2013, the Company completed the Foundation reverse acquisition; see Note 4 – Reverse Acquisition for additional information. The assets acquired and liabilities assumed in the reverse acquisition were recorded at their fair values on the date of acquisition.

El Paso Real Estate Transaction – On August 30, 2013, the Company, entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) to acquire from Seller the real property occupied and certain personal property used by the Company’s subsidiary East El Paso Physicians’ Medical Center, LLC (“EEPPMC”); see Note 16 – Extraordinary Gain for additional information. The assets acquired as a result of the El Paso Real Estate Transaction were recorded at their fair market value on the date of the transaction.

Business Acquisitions – During 2012, the Company acquired El Paso and the Imaging Centers; see Note 5 – Acquisitions for additional information. The assets acquired and liabilities assumed in the El Paso and Imaging Centers transactions were recorded at their respective fair values on the date of the acquisition.

For the reverse acquisition and the business acquisitions, the nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3). For the El Paso Real Estate Transaction, a portion of the fair value measurements were developed using significant other observable inputs (Level 2). The primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows. Assumptions used were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.

The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2013:
Foundation reverse acquisition:
Assets	$7,475,459	$—	$—	$7,475,459	$(21,864,781)
Liabilities	(15,401,366)	—	—	(15,401,366)	—
El Paso Real Estate Transaction	3,024,550	—	2,573,633	450,917	3,958,122

					$(17,906,659)

December 31, 2012:
El Paso acquisition:
Assets	$17,768,932	$—	$—	$17,768,932	$—
Liabilities	(17,768,932)	—	—	(17,768,932)	—
Imaging Centers acquisition:
Assets	917,487	—	—	917,487	—
Liabilities	(608,439)	—	—	(608,439)	—

Note 18 – Related Party Transactions

On July 22, 2013, the Company issued Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, 17,970,295 shares of common stock for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390. The Company previously used the proceeds from the debt to fund its payment obligations to Arvest Bank.

As of December 31, 2013, the Company had $2.2 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain notes payable totaling approximately $5.9 million and $0.8 million at December 31, 2013 and December 31, 2012, respectively. The interest rates on the notes range from 5% to 10%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company occupies office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates, and Mr. Stanton Nelson, the Company’s Chief Executive Officer. During the period from July 22, 2013 to December 31, 2013, the Company incurred approximately $57,000 in lease expense under the terms of the lease.

Until September 30, 2013, FHA charged the Company rent for office space and an allocation for shared services, including payroll, legal and support services. The total rental expense allocation charged to the Company was $211,787 and $310,810 during 2013 and 2012, respectively.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

The Company has received cash advances from FHA and certain real estate subsidiaries and affiliates of FHA (“FHA Real Estate”) and New Age Fuel, Inc. (“New Age”). New Age has an ownership interest in Tyche. As of December 31, 2013 and 2012, the Company owes FHA Real Estate a total of $1,049,303 and New Age $316,833. The amounts owed to FHA Real Estate and New Age are included in “Other liabilities” on the accompanying consolidated balance sheets.

Note 19 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as noted below:

On March 1, 2014, the Company executed a 15 year master lease on the building occupied by the Company’s hospital subsidiary in San Antonio, Texas for an annual rent of $2.3 million with annual escalations of 3%. The current lease income on the underlying sub-lease is approximately $2.1 million per year which includes the rent paid by FBH SA. The master lease is an operating lease. In conjunction with the master lease and certain other agreements with the landlord, the Company received $4.1 million at the time of the lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-lease, the cash received at the execution of the lease will be deferred and recorded on a straight-line basis as a reduction in the rent expense under the master lease.

On February 17, 2014, the Company’s board of directors granted Mr. Stanton Nelson, the Company’s chief executive officer, a restricted stock award for 8,191,745 shares of the Company’s common stock. The award vests over a five-year period with 20% of the award vesting at the beginning of each year. For the shares that vested at the time award grant (1,638,349 shares), Mr. Nelson elected to exercise his right to cashless vest in the shares and have the Company pay the withholding taxes on the award. As a result of the cashless vesting, Mr. Nelson received 865,099 shares.

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.1.1	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1.1 of Registrant’s Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission on June 7, 2011.

3.1.2	Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 4, 2014.

3.2	Registrant’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.

4.1	Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form SB-2 (No. 333-111819) as filed with the U.S. Securities and Exchange Commission on January 9, 2004.

4.2	Financial Advisor Warrant Agreement issued to ViewTrade Securities, Inc. and dated June 11, 2009 (expires July 15, 2014), is incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

4.3	Form of Warrant Agreement dated May 4, 2011 (expires May 14, 2014) and issued to each of MTV Investments, LP, Black Oak II, LLC, TLW Securities, LLC and Valiant Investments, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 5, 2011.

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Underwriting Agreement dated June 14, 2011, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2011.

4.5	Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

4.6	Form of Five Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.7	Form of Seven Year Common Stock Purchase Warrant (2,296,296 shares of common stock at $1.35 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.8	Form of Ten Year Common Stock Purchase Warrant (1,937,500 shares of common stock at $1.60 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.9	Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form
10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.1*	Amended and Restated Graymark Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2012.

10.1.1*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Restricted Stock Award Agreement, is incorporated by reference to Exhibit 10.3.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.1.2*	Graymark Healthcare, Inc. 2008 Long-term Incentive Plan, Form of Stock Option Agreement, is incorporated by reference to Exhibit 10.3.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2010.

10.2*	Amended and Restated Employment Agreement between Registrant and Stanton Nelson, dated April 6, 2012, is incorporated by reference to Exhibit 10.12.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.3	Form of Indemnification Agreement between the Company and each of its directors and executive officers, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 24, 2010.

10.4*	Chairman of the Board Agreement dated as of July 1, 2011 by and between Graymark Healthcare, Inc. and Jamie Hopping, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.5	Office Lease Agreement between the Registrant and City Place, L.L.C., dated as of February 15, 2012, is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 9, 2012.

10.6	Membership Interest Purchase Agreement, dated August 13, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 17, 2012.

10.6.1	Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.6.2	Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.6.3	First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 22, 2013 among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7	Promissory Note, dated August 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 7, 2012.

10.7.1	Promissory Note, dated December 31, 2012, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.2	Promissory Note, dated March 31, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.3	Renewal Promissory Note, dated March 31, 2013 (renewal of August 31, 2012 Promissory Note), in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.4	Renewal Promissory Note, dated March 31, 2013 (renewal of December 31, 2012 Promissory Note), in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.24.4 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013.

10.7.5	Promissory Note, dated July 22, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7.6	Promissory Note, dated April 2, 2013, in favor of Roy T. Oliver, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 5, 2013.

10.7.7	Promissory Note (Demand), dated July 22, 2013, in favor of Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.8	Closing Agreement 2, dated May 21, 2013, among Roy T. Oliver, Graymark Healthcare, Inc., TSH Acquisition, LLC, Foundation Healthcare Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC, and Foundation Surgery Affiliates, LLC, is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9	Second Amended And Restated Loan Agreement, dated July 22, 2013, among SDC Holdings, LLC, ApothecaryRx, LLC, Graymark Healthcare, Inc., Stanton M. Nelson, and Arvest Bank, is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.1	Amended and Restated Promissory Note, dated July 22, 2013, made by SDC Holding, LLC and ApothecaryRx, LLC in favor of Arvest Bank, is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.2	Participation Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.9.3	Subscription Agreement, dated July 22, 2013, between Graymark Healthcare, Inc. and Arvest Bank, is incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.10	Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank, is incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.10.1	Promissory Note, dated July 22, 2013, made by Foundation Health Enterprises, LLC in favor of Valliance Bank, is incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.11	Consent, Ratification, Acknowledgement and Amendment to Loan Documents Agreement, dated July 22, 2013, among Legacy Bank, Foundation Healthcare Affiliates, LLC, Graymark Healthcare, Inc., TSH Acquisition LLC, Foundation Surgery Affiliates, LLC, Foundation Surgical Hospital Affiliates, LLC and other indirect subsidiaries of the registrant, is incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.12	Asset Purchase Agreement, dated March 31, 2013, between Tyche Health Enterprises, LLC and TSH Acquisition, LLC, is incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.13	Letter Agreement, dated June 22, 2013, between Tyche Health Enterprises, LLC, TSH Acquisition, LLC and Graymark Healthcare, Inc, is incorporated by reference to Exhibit 10.14.1 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.14	Agreement of Sale and Purchase, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC, HCRI Texas Properties, Ltd. and Health Care REIT, Inc., is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.15	Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.16	Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated August 31, 2013, is incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.16.1	First Amendment to Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated September 25, 2013, is incorporated by reference to Exhibit 10.20.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.16.2	Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17	Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.18	Agreement in Connection with Assignment and Assumption Agreement, dated September 30, 2013, among Graymark Healthcare, Inc., and DOC-Greymark HQ OKC MOB, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.19	Master Lease by and between DOC-Greymark HQ OKC MOB, LLC and Foundation Surgery Affiliates, LLC, dated September 30, 2013, is incorporated by reference to Exhibit 10.23 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20	Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated December 1, 2005, is incorporated by reference to Exhibit 10.24 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.1	Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated February 19, 2007, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.2	Second Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated June 1, 2007, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.20.3	Third Amendment to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated July 15, 2010, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.21	Lease Agreement by and between Foundation Bariatric Real Estate of Huebner, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated October 11, 2006, is incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.22	Private Placement Memorandum of Foundation Health Enterprises LLC dated March 18, 2013, is incorporated by reference to Exhibit 10.26 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23	Promissory note, dated March 19, 2013, by Foundation Surgery Affiliates, LLC and East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.27 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23.1	Promissory note (1 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.28 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.23.2	Promissory note (2 of 2), dated March 21, 2012, by East El Paso Physicians’ Medical Center LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.29 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.24	First Modification to Promissory Notes and to First Amended and Restated Loan and Security Agreement, dated June 28, 2013, between Foundation Bariatric Hospital of San Antonio, L.L.C. and Legacy Bank, is incorporated by reference to Exhibit 10.30 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.25	Promissory Note (Note No. 2), dated September 7, 2010, by Foundation Bariatric Hospital of San Antonio, L.L.C. in favor of Legacy Bank, is incorporated by reference to Exhibit 10.31 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.26	Second Amended and Restated Promissory Note (Note No. 1), dated July 5, 2013, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.32 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.27	Promissory Note (Note No. 3), dated December 30, 2011, by Foundation Surgery Affiliates, LLC, Foundation Surgery Holdings, LLC and Foundation Surgery Management, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.28	Promissory Note, Change in Terms Agreement, dated September 6, 2006, by Foundation Surgical Hospital Affiliates, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.34 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.29	Promissory Note, Deferral/Extension Agreement, dated October 25, 2013 by East El Paso Physicians’ Medical Center, LLC in favor of Legacy Bank, is incorporated by reference to Exhibit 10.35 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.30+	Agreement in Connection with Assignment and Assumption of Membership Interest Purchase Agreement, dated February 28, 2014, by and between Foundation Surgical Hospital Affiliates, LLC and Physicians Realty L.P.

10.31+	Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC.

21+	Subsidiaries of Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.