Form 10-Q
period 2014-03-31
Foundation Healthcare, Inc.
filed 2014-05-15
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, 171,247,581 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2014

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

i

PART I. FINANCIAL INFORMATION

Item 1. Foundation Healthcare, Inc. Condensed Consolidated Financial Statements.

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for three months ended March 31, 2014 and 2013, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$3,958,742	$4,212,076
Accounts receivable, net of allowances for doubtful accounts of $2,536,980 and $4,778,915, respectively	12,655,299	12,755,642
Receivables from affiliates	854,987	848,002
Supplies inventories	1,940,870	1,931,142
Prepaid and other current assets	4,805,921	4,302,885
Current assets from discontinued operations	199,032	518,629

Total current assets	24,414,851	24,568,376

Property and equipment, net	11,479,697	12,073,986
Equity method investments in affiliates	5,600,880	5,699,093
Intangible assets, net	10,624,754	11,138,621
Goodwill	973,927	973,927
Other assets	226,784	244,598
Other assets from discontinued operations	513,379	576,228

Total assets	$53,834,272	$55,274,829

LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$10,627,288	$11,648,987
Accrued liabilities	5,148,921	4,114,915
Preferred noncontrolling interests dividends payable	121,878	195,411
Short term debt	6,183,610	5,664,827
Current portion of long-term debt	10,592,445	7,919,179
Other current liabilities	3,031,628	4,391,587
Current liabilities from discontinued operations	5,507,982	5,620,697

Total current liabilities	41,213,752	39,555,603

Long-term debt, net of current portion	5,988,737	10,031,732
Other liabilities	15,112,635	12,255,809
Other liabilities from discontinued operations	—	9,969

Total liabilities	62,315,124	61,853,113
Preferred noncontrolling interest	8,700,000	8,700,000
Commitments and contingencies (Note 9)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 171,323,381 and 163,834,886 issued and outstanding, respectively	17,132	16,383
Paid-in capital	18,759,152	18,241,756
Accumulated deficit	(37,066,821)	(35,171,315)

Total Foundation Healthcare shareholders’ deficit	(18,290,537)	(16,913,176)
Noncontrolling interests	1,109,685	1,634,892

Total deficit	(17,180,852)	(15,278,284)

Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$53,834,272	$55,274,829

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Net Revenues:
Patient services	$19,513,483	$15,860,660
Management fees from affiliates	1,269,306	1,738,228
Equity in earnings of affiliates	527,083	1,216,715
Other revenue	1,118,326	474,889
Provision for doubtful accounts	(361,517)	(636,851)

Revenues	22,066,681	18,653,641

Operating Expenses:
Salaries and benefits	7,977,419	6,338,097
Supplies	4,941,370	4,500,940
Other operating expenses	9,042,701	7,756,021
Depreciation and amortization	1,466,268	1,116,687

Total operating expenses	23,427,758	19,711,745

Other Income (Expense):
Interest expense, net	(496,121)	(466,669)
Other income	—	93,007

Net other (expense)	(496,121)	(373,662)

Income (loss) from continuing operations, before taxes	(1,857,198)	(1,431,766)
Benefit for income taxes	852,005	—

Income (loss) from continuing operations, net of taxes	(1,005,193)	(1,431,766)
Loss from discontinued operations, net of tax	(312,323)	—

Net income (loss)	(1,317,516)	(1,431,766)
Less: Net income attributable to noncontrolling interests	384,921	(1,092,031)

Net income (loss) attributable to Foundation Healthcare	(1,702,437)	(339,735)
Preferred noncontrolling interests dividends	(193,069)	—

Net income (loss) attributable to Foundation Healthcare common stock	$(1,895,506)	$(339,735)

Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.01)	$(0.00)
Loss from discontinued operations, net of tax	(0.00)	—

Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.01)	$(0.00)

Weighted average number of common and diluted shares outstanding	167,329,517	162,523,276

Pro forma income information (Note 3):
Pro forma benefit for income taxes		$129,099
Pro forma net loss attributable to Foundation Healthcare common stock		$(210,636)
Pro forma basic and diluted net income (loss) per share		$(0.00)

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Operating activities:
Net income (loss)	$(1,317,516)	$(1,431,766)
Less: Loss from discontinued operations, net of tax	(312,323)	—

Income (loss) from continuing operations	(1,005,193)	(1,431,766)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,466,268	1,116,687
Stock-based compensation, net of cashless vesting	518,145	—
Provision for doubtful accounts	361,517	636,851
Equity in earnings of affiliates	(527,083)	(1,216,715)
Changes in assets and liabilities –
Accounts receivable, net of provision for doubtful accounts	(261,174)	(2,111,768)
Receivables from affiliates	(6,985)	(35,691)
Supplies Inventories	(9,728)	38,020
Prepaid and other current assets	(503,036)	(246,902)
Other assets	17,814	—
Accounts payable	(1,021,699)	(1,437,536)
Accrued liabilities	1,034,006	3,286,995
Other current liabilities	(1,359,959)	30,000
Other liabilities	2,856,826	(3,905)

Net cash provided by (used in) operating activities from continuing operations	1,559,719	(1,375,730)
Net cash provided by operating activities from discontinued operations	76,726	—

Net cash provided by (used in) operating activities	1,636,445	(1,375,730)

Investing activities:
Purchase of property and equipment	(358,112)	(2,612,598)
Distributions from affiliates	625,296	1,266,100

Net cash provided by (used in) investing activities from continuing operations	267,184	(1,346,498)
Net cash provided by investing activities from discontinued operations	—	—

Net cash provided by (used in) investing activities	267,184	(1,346,498)

Financing activities:
Debt proceeds	$767,923	$3,431,211
Debt payments	(1,618,869)	(1,383,326)
Preferred noncontrolling interests dividends	(266,602)	(424,594)
Distributions to noncontrolling interests	(910,128)	(37,444)
Distributions to member	—	(377,930)

Net cash provided by (used in) financing activities from continuing operations	(2,027,676)	1,207,917
Net cash (used in) financing activities from discontinued operations	(129,287)	—

Net cash provided by (used in) financing activities	(2,156,963)	1,207,917

Net change in cash and cash equivalents	(253,334)	(1,514,311)
Cash and cash equivalents at beginning of period	4,212,076	3,037,067

Cash and cash equivalents at end of period	$3,958,742	$1,522,756

Cash Paid for Interest and Income Taxes:
Interest expense	$504,509	$443,709

Interest expense, discontinued operations	$62,234	$—

Income taxes, continuing operations	$1,950,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2014 and 2013

(Unaudited)

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

Going Concern and Management’s Plan – As of March 31, 2014, the Company had an accumulated deficit of $37.1 million and a working capital deficiency of $16.8 million. During the three months ended March 31, 2014, the Company generated a net loss attributable to Foundation Healthcare of $1.7 million and generated cash flow from operating activities from continuing operations of $1.6 million. As of March 31, 2014, the Company had cash and cash equivalents of $4.0 million. Management expects to refinance, by the end of the second quarter of 2014, a significant portion of the Company’s long-term debt obligations. Management expects that the Company will be able to significantly reduce its annual debt service payments as part of the refinancing; however, there is no assurance that management will be successful in completing the debt refinancing.

If management is unable to refinance a significant portion of its existing debt as noted above, the Company may be forced to obtain extensions on existing debt obligations as they become due in 2014. Although management has historically been successful in obtaining extensions, there is no assurance that the Company’s lenders will continue to grant them in the future. In addition, management may choose to raise additional funds through the sale of equity or assets, but there is no assurance that the Company will be successful in completing such actions.

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

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2013.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 consolidated balance sheet was derived from audited financial statements.

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. There was no adjustment for estimated cost report settlements in the three month periods ended March 31, 2014 or 2013. The net cost report settlements due to the Company was approximately $235,000 and $235,000 at March 31, 2014 and December 31, 2013, respectively, and in included in prepaid and other current assets in the accompanying consolidated balance sheets. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance. No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools that the Company utilizes include, but are not limited to, the aging of accounts receivable, historical cash collection experience, revenue trends by payor classification, revenue days in accounts receivable, the status of claims submitted to third party payors, reason codes for declined claims and an assessment of the Company’s ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies. During the Company’s normal quarterly review process at March 31, 2014, management determined that a portion of the accounts receivable related to personal injury cases at our FSH SA location had grown to a level requiring it to be analyzed as a distinct payor category. Based on the historical cash collection experience and other analytical measures as noted above, the allowance for doubtful accounts related to the personal injury cases was lowered by $1.0 million.

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

The activity in the allowance for doubtful accounts for the three months ending March 31, 2014 follows:

2014
Balance at beginning of period	$4,778,915
Provisions recognized as reduction in revenues	361,517
Write-offs, net of recoveries	(2,603,452)

Balance at end of period	$2,536,980

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Goodwill and Intangible Assets – The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company will complete its annual impairment test in December 2014.

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from five to ten years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes did not have an impact on the Company’s consolidated financial statements, as the Company does not currently have any such arrangements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes did not have a significant impact on the Company’s consolidated financial statements.

Issued Guidance

In April 2014, the FASB issued changes to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments are effective prospectively for all disposals (or classifications as held for sale) of components of an entity, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

The final purchase allocation for the reverse acquisition is presented in the table below:

Graymark
Cash and cash equivalents	$68,170
Accounts receivable	249,333
Current assets from discontinued operations	1,360,143
Other current assets	198,976

Total current assets	1,876,622

Graymark
Property and equipment	1,389,169
Intangible assets	2,733,000
Goodwill	21,864,781
Other assets from discontinued operations	1,224,140
Other assets	252,528

Total assets acquired	29,340,240

Liabilities assumed:
Accounts payable and accrued liabilities	2,899,823
Short term debt	2,000,000
Current portion of long-term debt	714,711
Current liabilities from discontinued operations	7,375,521

Total current liabilities	12,990,055
Long-term debt, net of current portion	742,385
Other liabilities from discontinued operations	305,969
Other liabilities	1,362,957

Total liabilities assumed	15,401,366

Net assets acquired	$13,938,874

During the three months ended March 31, 2013, the Company incurred $93,197 in expenses related to the reverse acquisition. The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the three months ended March 31, 2014, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2013 are as follows:

		Loss from		Attributable to Foundation
	Revenue	Continuing Operations	Net Loss	Net Loss	Net Loss Per Share
Actual:
From 1/1/2014 to 3/31/2014	$504,943	$(1,955,672)	$(2,459,419)	$(2,459,419)	$(0.01)

Supplemental Pro Forma:
Three months ending 3/31/2013	$21,561,851	$(4,194,248)	$(4,139,689)	$(3,000,129)	$(0.02)

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

Under the plan, from July 2013 to October 2013, the Company closed or sold 24 sleep diagnostic locations including both IDTF and contracted locations in Georgia, Iowa, Kansas, Missouri, Nevada, Oklahoma and Texas and 5 sleep therapy locations in Iowa, Kansas, Nevada, Oklahoma and Texas.

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. For the three month period ended March 31, 2014, the activity in the acquired accruals for restructuring charges established for lease termination costs were as follows:

Lease Termination Costs
Balance at December 31, 2013	$78,235
Adjustments	151,531
Cash payments	(32,121)

Balance at March 31, 2014	$197,645

Adjustments to the special charge liability include changes to estimated settlements or other changes to the liabilities. Additional charges or adjustments may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations for the three month period ended March 31, 2014 are summarized below:

2014
Revenues	$123,729

Net loss before taxes	$(503,747)
Income tax benefit	191,424

Net loss from discontinued operations, net of tax	$(312,323)

The balance sheet items for discontinued operations are summarized below:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$19,108	$49,252
Accounts receivable, net of allowances	39,284	222,943
Inventories	—	1,893
Other current assets	140,640	244,541

Total current assets	199,032	518,629

Fixed assets, net	363,379	426,228
Other assets	150,000	150,000

Total noncurrent assets	513,379	576,228

Total assets	$712,411	$1,094,857

Payables and accrued liabilities	$1,564,374	$1,557,771
Short term debt	3,882,932	3,994,932
Current portion of long-term debt	60,676	67,994

Total current liabilities	5,507,982	5,620,697

Long-term debt	—	9,969

Total liabilities	$5,507,982	$5,630,666

The Company’s borrowings and capital lease obligations included in discontinued operations are as follows:

	Rate (1)	Maturity Date	March 31, 2014	December 31, 2013
Short-term Debt:
Senior bank debt	6%	Apr. 2014	$3,882,932	$3,994,932

Long-term Debt:
Sleep center notes payable	6%	Jan. 2015	$21,000	$28,723
Equipment capital leases	8%	Nov. 2014	39,676	49,389

Total			60,676	78,112
Less: Current portion of long-term debt			(60,676)	(68,143)

Long-term debt			$—	$9,969

(1)	Effective rate as of March 31, 2014

At March 31, 2014, future maturities of long-term debt included in discontinued operations were as follows:

Twelve months ended March 31, 2015	$60,676

On July 22, 2013, the Company’s subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), the Company and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. The Company, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior Agreement”). Under the Prior Agreement, the Company and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). Arvest Bank, the Company, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of March 31, 2014 and December 31, 2013, the outstanding principal amount of the New Note was $9,882,932 and $9,994,932, respectively.

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

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principal balance and all accrued and unpaid interest thereon was due and payable on April 30, 2014. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through April 30, 2014, which was the maturity date of the New Note. The Company is in the process of extending the maturity date of the New Note and the waiver of financial covenants. Historically, management has been successful in obtaining extensions and waivers of covenant violations, however there is no assurance that Arvest Bank will continue to extend the note or waive the covenant violations. See Note 2 – Basis of Presentation for additional information on management’s plan to refinance its existing debt obligations.

Note 6 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

	Gross Amount	Accumulated Impairment Losses	Net Carrying Value
December 31, 2013	$23,019,309	$(22,045,382)	$973,927

March 31, 2014	$23,019,309	$(22,045,382)	$973,927

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

The Company has estimated the goodwill associated with the reverse acquisition to be $21.9 million. The Company then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. The Company evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Changes in the carrying amount of intangible assets during the three months ended March 31, 2014 were as follows:

	Carrying Amount	Accumulated Amortization	Net
December 31, 2013	$14,524,500	$(3,385,879)	$11,138,621
Amortization	—	(513,867)	(513,867)

March 31, 2014	$14,524,500	$(3,899,746)	$10,624,754

Intangible assets as of March 31, 2014 and December 31, 2013 include the following:

	Useful	March 31, 2014			December 31,
	Life (Years)	Carrying Value	Accumulated Amortization	Net	2013 Net
ASC management contracts	6 – 8	$3,498,500	$(1,843,754)	$1,654,746	$1,763,463
Covenants not to compete	5	2,027,000	(545,094)	1,481,906	1,583,256
Physician memberships	7	6,468,000	(1,309,000)	5,159,000	5,390,000
Trade name	5	381,000	(52,832)	328,168	347,218
Service contracts	10	2,150,000	(149,066)	2,000,934	2,054,684

Total		$14,524,500	$(3,899,746)	$10,624,754	$11,138,621

Amortization expense for the three months ended March 31, 2014 and 2013 was $513,867 and $113,242 respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended March 31,
2015	$2,055,474
2016	2,055,474
2017	2,055,474
2018	1,818,641
2019	1,174,757

Note 7 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	March 31, 2014	December 31, 2013
Senior Lender:
Notes payable – working capital	6.5 –7.0%	$2,803,270	$2,814,027
Other Lenders:
Note payable – S&H Leasing	11.5%	1,865,600	1,865,600
Note payable – working capital	5.0%	800,000	800,000
Insurance premium financings	3.0 – 4.8%	652,837	101,135
Note payable – Medicare cost report	10.1%	61,903	84,065

Short-term debt		$6,183,610	$5,664,827

(1)	Effective rate as of March 31, 2014

In April 2014, the Company extended the maturity date of two short-term working capital loans from its senior lender. The notes are collateralized by the inventory, accounts receivable, equipment and other assets of one of the Company’s hospital subsidiaries. The notes bear interest at variable rates of prime plus 1.5% and 3.75% with floors of 6.5% and 7%. The Company is required to make monthly payments totaling $15,679 with the balances due at maturity in January 2015 and February 2016. The note that matures in February 2016 is classified as short-term debt because it is due on demand.

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	March 31, 2014	December 31, 2013
Senior Lender:
Line of credit	7.0%	Jun. 2014	$896,000	$896,000
Notes payable – working capital	5.5 – 7.0%	Sep. 2015 –Mar. 2016	3,322,646	3,715,088
Note payable – equity investments	6.25%	Sept. 2016	2,999,360	3,270,427
Note payable – management agreements	6.0%	Dec. 2016	591,922	640,466
Note payable – assumption	6.75%	Jan. 2015	114,270	146,857
Other Lenders:
Note payable – preferred interest redemption	10.0%	Jul. 2015	5,100,000	5,100,000
Notes payable – settlements	5.25 – 8.0%	Dec. 2014 –Jan. 2018	1,020,056	1,189,725
Note payable – THE	4.6 – 8.0%	Jan. 2015 – Feb. 2016	272,811	311,149
Notes payable – physician partners	5.25 – 6.5%	May 2014 – Dec. 2014	55,161	103,604
Notes payable – acquisition	6.0%	Dec. 2014 – Oct. 2015	79,346	99,610
Capital lease obligations	4.8 – 13.7%	Sep. 2014 – Jul. 2017	2,129,610	2,477,985

Total			16,581,182	17,950,911
Less: Current portion of long-term debt			(10,592,445)	(7,919,179)

Long-term debt			$5,988,737	$10,031,732

(1)	Effective rate as of March 31, 2014

In April 2014, the Company extended the maturity date of two working capital loans from its senior lender to March 2016. The notes bear interest at variable rates of prime plus 1.5% with floors of 6.5% and require monthly payments of principal and interest totaling $47,510. The notes are collateralized by the inventory, accounts receivable, equipment and other assets of one of the Company’s hospital subsidiaries. The total principal owed on the notes at March 31, 2014 is $1,389,582.

The Company has entered into various short-term and long-term notes payable with its senior lender, Legacy Bank (referred to as “Legacy Debt”). As of March 31, 2014 and December 31, 2013, the balance of the Legacy Debt was $10.7 million and $11.5 million, respectively. The Legacy Debt is collateralized by substantially all of the assets of the Company’s subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain officers of the Company. In conjunction with the Legacy Debt, the Company has agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth (as defined for FSA and FSHA) of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of March 31, 2014, FSA and FSHA are not in compliance with the Legacy Debt Minimum Tangible Net Worth financial covenant. Management has requested a waiver from Legacy Bank for the covenant violation. Historically, management has been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that the Company will be able to obtain waivers in the future. Management does not anticipate obtaining a waiver for a period greater than 12 months and it is unlikely that the Company will regain compliance with the Minimum Tangible Net Worth covenant within the next 12 months. As a result, the Legacy Debt has been classified as current in the accompanying consolidated balance sheets as of March 31, 2014. See Note 2 – Basis of Presentation for additional information on management’s plan to refinance its existing debt obligations.

At March 31, 2014, future maturities of long-term debt were as follows:

2015	$10,592,445
2016	5,587,036
2017	326,688
2018	52,562
2019	22,451
Thereafter	—

Note 8 – Preferred Noncontrolling Interests

During 2013, the Company’s wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) completed a private placement offering of $9,135,000. The offering was comprised of 87 units (“FHE Unit” or “preferred noncontrolling interest”). Each FHE Unit was offered at $105,000 and entitled the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. The total consideration of $9,135,000 was comprised of $8,700,000 attributable to the preferred noncontrolling interest and $435,000 attributable to the 870,000 shares of the Company’s common stock.

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

Note 9 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended March 31, 2014 and 2013 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of March 31, 2014 were $418,246 and are included in accrued liabilities in the accompanying consolidated balance sheets.

Note 10 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 31, 2014, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During the three months ended March 31, 2014, the Company did have any assets or liabilities recorded using nonrecurring fair value measurements.

Note 11 – Real Estate Transaction

On March 1, 2014, the Company executed a 15 year master lease on the building occupied by the Company’s hospital subsidiary in San Antonio, Texas for an annual rent of $2.3 million with annual escalations of 3%. The current lease income on the underlying sub-lease is approximately $2.1 million per year which includes the rent paid by FBH SA. The master lease is an operating lease. In conjunction with the master lease and certain other agreements with the landlord, the Company received $4.1 million at the time of the lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-lease, the cash received at the execution of the lease was deferred and will be recorded on a straight-line basis as a reduction in the rent expense under the master lease.

Note 12 – Related Party Transactions

As of March 31, 2014, the Company had $2.3 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company is obligated to Valliance Bank under certain notes payable totaling approximately $5.9 million at March 31, 2014 and December 31, 2013. The interest rates on the notes range from 5% to 10%. Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company. Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

In October 2013, the Company completed a private placement offering $9,135,000 (see Note 8 – Preferred Noncontrolling Interests for additional information). The offering was comprised of 87 FHE Units. Each FHE Unit was offered at $105,000 and entitled the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 10,000 shares of the Company’s common stock, valued at $5,000. Mr. Stanton Nelson, the Company’s chief executive officer, purchased 5 FHE units for $525,000.

The Company occupies office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. During the three months ended March 31, 2014, the Company incurred approximately $22,000 in lease expense under the terms of the lease.

As of March 31, 2014 and December 31, 2013, the Company has obligations of $1.4 million that are owed to FHA and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

Note 13 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred, other than those disclosed in the notes to the consolidated financial statements, that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Our primary focus is owning controlling interests in surgical hospitals. We currently have two Consolidated Hospitals and two Equity Owned Hospitals (hospitals in which we hold a non-controlling interest) in Texas. We also have ten ASCs located in Texas, Oklahoma, Pennsylvania, New Jersey, Maryland and Ohio. Additionally, we provide sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. We provide management services to a majority of our Affiliates under the terms of various management agreements.

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

Going Concern and Management’s Plan

As of March 31, 2014, we had an accumulated deficit of $37.1 million and a working capital deficiency of $16.8 million. During the quarter ended March 31, 2014, we generated a net loss attributable to Foundation Healthcare of $1.7 million and generated cash flow from operating activities from continuing operations of $1.6 million. As of March 31, 2014, we had cash and cash equivalents of $4.0 million. We expect to refinance, by the end of the second quarter of 2014, a significant portion of our long-term debt obligations. We expect that we will be able to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing.

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

Our facilities are licensed at the state level, participate within the Medicare program and are accredited by the Accreditation Association for Ambulatory Healthcare (AAAHC) or the Det Norske Veritas (DNV) with the exception of our ASC in Nacogdoches, Texas. The Nacogdoches facility meets the accreditation standards, but the governing board of the ASC has elected to not be accredited. We recognize that accreditation is a crucial quality benchmark for payors since many managed care organizations will not contract with a facility until it is accredited. We believe that our historical success in obtaining and retaining accreditation for our facilities reflects our commitment to providing high quality care in our facilities.

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

Our revenues from the ASC and surgical hospital facilities are derived from (i) the pro rata distributions we receive on our ownership in the facilities, and (ii) management fees that we receive from these facilities. Such management fees are generally calculated as a percentage of the monthly net revenues. We own equity interests in all of our ASC and surgical hospital facilities except the Lake Surgery Center in Baton Rouge, Louisiana which we manage. We possess management agreements with all of our facilities except for the Houston Orthopedic Surgical Hospital in Houston, Texas in which we own a 20% interest.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2014 and 2013. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,
	2014	2013
Net Revenues:
Patient services	$19,513,483	$15,860,660
Management fee from affiliates	1,269,306	1,738,228
Equity in earnings from affiliates	527,083	1,216,715
Other revenue	1,118,326	474,889
Provision for doubtful accounts	(361,517)	(636,851)

Revenue	22,066,681	18,653,641
Salaries and benefits	7,977,419	6,338,097
Supplies	4,941,370	4,500,940
Other operating expenses	9,042,701	7,756,021
Depreciation and amortization	1,466,268	1,116,687
Net other expense	496,121	373,662

Income (loss) from continuing operations, before taxes	(1,857,198)	(1,431,766)
Provision for income taxes	852,005	—

Income (loss) from continuing operations, net of taxes	(1,005,193)	(1,431,766)
Discontinued operations, net of tax	(312,323)	—

Net income (loss)	(1,317,516)	(1,431,766)
Less: Noncontrolling interests	384,921	(1,092,031)

Net income (loss) attributable to Foundation Healthcare	$(1,702,437)	$(339,735)

Discussion of Three Month Periods Ended March 31, 2014 and 2013

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is not included in the operating results of the three months ended March 31, 2014.

Patient services revenue increased $3.6 million or 23% during the three months ended March 31, 2014 compared with the first quarter of 2013. The increase was primarily due to:

•	An increase in both outpatient surgical cases and inpatient spine cases resulted in an increase in patient service revenue of $1.5 million at EEPMC and;

•	An increase in surgical case volume and the average reimbursement per surgical case at Foundation Bariatric Hospital of San Antonio (“FBH SA”) which was driven by an increase in spine and orthopedic cases resulted in an increase in patient services revenue of $2.1 million.

Management fees from affiliates decreased $0.5 million or 27% during the three months ended March 31, 2014 compared with the first quarter of 2013. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes and unplanned closures due to inclement weather resulted in a decrease of $0.3 million. An agreement to lower our management fees at one of our managed hospitals resulted in a decrease of $0.2 million.

Income from equity investments in affiliates decreased $0.7 million or 57% during the three months ended March 31, 2014 compared with the first quarter of 2013. A change in accounting method for one of our ASC’s from the equity method to the cost method resulted in the revenue from that location being booked as Other revenue in 2014 resulting in a decrease of $0.5 million. Additionally, lower volumes and average reimbursement levels at one of our ASC’s in Pennsylvania resulted in the decrease of $0.2 million.

Other revenue increased $0.7 million or 136% during the three months ended March 31, 2014 compared with the first quarter of 2013. The increase was due to $0.5 million in revenue earned during the first quarter of 2014 from the sleep center management fees earned at our legacy Graymark hospital outreach locations, there is no revenue included from the hospital outreach locations during the first quarter of 2013 as a result of the reverse acquisition recorded on July 22, 2013, and $0.5 million related to the change in accounting for one of our ASC locations from the equity method to the cost method in the first quarter of 2014 compared to the first quarter of 2013. The offsetting decrease in other revenue of $0.3 million during the first quarter of 2014 compared to the first quarter of 2013 is primarily due to a $0.3 million distribution from our minority owned hospital in Houston, Texas received in the first quarter of 2013. We did not receive a distribution from that facility in the first quarter of 2014.

Provision for doubtful accounts decreased $0.3 million or 43% during the three months ended March 31, 2014 compared with the first quarter of 2013. Provision for doubtful accounts as a percent of patient services revenue was 1.9% and 4.0% for the first quarter of 2014 and 2013, respectively. Based on our quarterly analysis of historic bad debt trends, we reduced our allowance rates in several aging categories, inline with the historical trends, at both our EPPMC and FBH SA facilities which resulted in the $0.3 million decrease compared to the first quarter of 2013.

Salaries and benefits increased $1.7 million or 26% to $8.0 million from $6.3 million during the three months ended March 31, 2014, compared with the first quarter of 2013. The increase in salaries and benefits was primarily due to:

•	$0.8 million of stock compensation expense;

•	$0.6 million of salaries and benefits at legacy Graymark; and

•	$0.3 million due to increased salaries and benefits resulting from a combination of normal annual salary increases and increased personnel required to manage our expanding hospital operations.

Supplies expense increased $0.4 million or 10% to $4.9 million from $4.5 million during the three months ended March 31, 2014, compared with the first quarter of 2013. The increase is due to a combination of higher surgical volume at both our EEPMC and FBH SA hospital locations, including an increase in spine and orthopedic cases which have a high implant cost per case.

Other operating expenses increased $1.2 million or 17% to $9.0 million from $7.8 million during the three months ended March 31, 2014, compared with the first quarter of 2013. The increase in other operating expenses was primarily due to:

•	$0.4 million in increased professional fees related to increased audit and legal fees;

•	$0.6 million of other operating expenses at legacy Graymark;

•	$0.1 million increase in corporate office operating expenses related to increased corporate infrastructure;

•	$0.2 million increase in operating expense at our EEPMC and FBH SA facilities related to supporting the increased volumes;

•	$0.1 million decrease in out of state franchise taxes primarily related to our Maryland locations.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.3 million in the first quarter of 2014 compared to the first quarter of 2013. The increase was primarily due to $0.1 million related to additional information technology assets at our corporate offices and medical equipment assets at our EEPMC and FBH SA facilities and $0.2 million of depreciation and amortization at legacy Graymark.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.1 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease is related to a $0.1 million gain on the sale of investments in affiliates in the first quarter of 2013. We did not sell any of our investments in affiliates in the first quarter of 2014.

Provision for income taxes was a benefit $0.9 million for the first quarter of 2014. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the three months ended March 31, 2014 are summarized below:

Revenues	$123,729
Net loss before taxes	$(503,747)
Income tax benefit	191,424

Net loss from discontinued operations, net of tax	$(312,323)

Noncontrolling interests were allocated $0.4 million of net income and $1.1 million of net loss during the three months ended March 31, 2014 and 2013, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $1.7 million during the first quarter of 2014, compared to net loss of $0.3 million during the first quarter of 2013.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of March 31, 2014, our liquidity and capital resources included cash and cash equivalents of $4.0 million and a working capital deficit of $16.8 million. As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $4.2 million and working capital deficit of $15.0 million.

Cash provided by operating activities from continuing operations was $1.6 million during the three months ended March 31, 2014 compared to the first three months of 2013 when operating activities from continuing operations used $1.4 million. During the three months ended March 31, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss increased by non-cash items) of $0.3 million and increases in accrued liabilities and other liabilities totaling $3.9 million. During the three months ended March 31, 2014, the primary uses of cash from continuing operations, were an increase in accounts receivables totaling $0.3 million and decreases in accounts payable and other current liabilities of $2.3 million. During the three months ended March 31, 2013, the primary uses of cash from operating activities from continuing operations were cash required to fund losses from continuing operations (net loss reduced by non-cash items) of $0.9 million and increase in accounts receivable and prepaid and other current assets totaling $2.4 million and a decrease in accounts payable of $1.4 million. The primary source of cash from operating activities from continuing operations in the first three months of 2013 was an increase in accrued liabilities of $3.3 million.

Cash used by discontinued operations for the three months ended March 31, 2014 was $0.1 million. There were no discontinued operations during the three months ended March 31, 2013.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2014 was $0.2 million compared to the first three months of 2013 when investing activities from continuing operations used $1.3 million. Investing activities during the first three months of 2014 were primarily related to distributions received from equity investments of $0.6 million which were offset by purchases of property and equipment of $0.4 million. Investing activities during the first three months of 2013 were primarily related to distributions received from equity investments of $1.3 million which were offset by purchases of property and equipment of $2.6 million.

Net cash used by financing activities from continuing operations during the three months ended March 31, 2014 was $2.0 million compared to the first three months of 2013 when financing activities from continuing operations provided $1.2 million. During the three months ended March 31, 2014 and 2013, we received debt proceeds of $0.8 million and $3.4 million, respectively, and we made debt payments of $1.6 million and $1.4 million, respectively. During the three months ended March 31, 2014 and 2013, we made distributions to noncontrolling interests of $0.9 million and $37 thousand, respectively. During the three months ended March 31, 2014 and 2013, we paid preferred noncontrolling dividends of $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2013, we made distributions to FHA (prior to the reverse acquisition on July 22, 2013) of $0.4 million.

As of March 31, 2014, we had an accumulated deficit of $37.1 million and a working capital deficiency of $16.8 million. During the three months ended March 31, 2014, we generated a net loss attributable to Foundation Healthcare of $1.7 million and generated cash flow from operating activities from continuing operations of $1.6 million. We expect to refinance, by the end of the second quarter of 2014, a significant portion of our long-term debt obligations. We expect to significantly reduce our annual debt service payments as part of the refinancing; however, there is no assurance that we will be successful in completing the debt refinancing. We may also seek to raise additional funds through the sale of equity securities, but there is no guarantee that we will do so or that we will be successful if we seek such financing.

Legacy Bank Credit Facility

We have entered into various short-term and long-term notes payable with our senior lender, Legacy Bank (referred to as “Legacy Debt”). As of March 31, 2014, the balance of the Legacy Debt was $10.7 million. The Legacy Debt is collateralized by substantially all of the assets of our subsidiaries, FSA and FSHA, and a portion is personally guaranteed by certain of our officers. In conjunction with the Legacy Debt, we have agreed to comply with certain financial covenants (as defined and calculated at the FSA and FSHA level) including:

•	Debt Service Coverage Ratio of 1.05 to 1 and increasing to 1.1 to 1 by December 31, 2013; 1.15 to 1 by March 31, 2014; and 1.2 to 1 by June 30, 2014; and

•	Minimum Tangible Net Worth of $11.1 million increased each quarter (beginning in September 30, 2013 by 50% of FSA’s and FSHA’s net income for the quarter).

As of March 31, 2014, we are not in compliance with the Legacy Debt Minimum Tangible Net Worth financial covenant. We have requested a waiver from Legacy Bank for the covenant violation. Historically, we have been successful in obtaining waivers from the bank for any covenant non-compliance; however there is no assurance that we will be able to obtain waivers in the future. We do not anticipate obtaining a waiver for a period greater than 12 months and it is unlikely that we will regain compliance with the Minimum Tangible Net Worth covenant within the next 12 months. As a result, the Legacy Debt has been classified as current our consolidated balance sheets as of March 31, 2014. See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern and Management’s Plan for additional information on our plan to refinance our existing debt obligations.

Arvest Bank Credit Facility

On July 22, 2013, our subsidiaries, SDC Holdings, LLC and ApothecaryRx, LLC (collectively the “Borrowers”), we and Mr. Stanton Nelson (the “Guarantor” and the Company’s chief executive officer) entered into a Second Amended and Restated Loan Agreement (the “New Loan Agreement”) and an Amended and Restated Promissory Note (the “New Note”) with Arvest Bank. We, Borrowers, Guarantor and other guarantors previously entered into the Amended and Restated Loan Agreement dated effective December 17, 2010, as amended by the First Amendment to Loan Agreement dated January 1, 2012, the Second Amendment to Loan Agreement dated effective June 30, 2012, and the Third Amendment to Loan Agreement dated effective October 12, 2012 (the “Prior

Agreement”). Under the Prior Agreement, we and Borrowers were indebted to Arvest Bank under the Amended and Restated Promissory Note, in the original principal amount of $15,000,000 dated June 30, 2010 and the Second Amended and Restated Promissory Note, in the original principal amount of $30,000,000, dated June 30, 2010 (the “Prior Notes”). We, Arvest Bank, the Borrowers and the Guarantor have agreed to restructure the loan evidenced by the Prior Notes and the Prior Agreement. As of March 31, 2014, the outstanding principal amount of the New Note was $9.9 million.

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

The New Note is collateralized by substantially all of the assets of the Borrowers and the personal guaranty of the Guarantor which is limited to $2,919,000. The note bears interest at the greater of the prime rate or 6.0% and provided the Borrowers are not in default, the Borrowers are required to make monthly payments of interest only. The entire unpaid principal balance and all accrued and unpaid interest thereon was due and payable on April 30, 2014. Additionally, the New Note is subject to certain financial covenants including a debt service coverage ratio (“DSR”) covenant of not less than 1.25 to 1. Arvest Bank has waived the DSR and other financial covenant requirements through April 30, 2014, which was the maturity date of the New Note. We are in the process of extending the maturity date of the New Note and obtaining a waiver of financial covenants. Historically, we have been successful in obtaining extensions and waivers of covenant violations, however there is no assurance that Arvest Bank will continue to extend the note or waive the covenant violations. See Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern and Management’s Plan for additional information on our plan to refinance our existing debt obligations.

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at March 31, 2014 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$6,409,647	$—	$—	$—	$6,409,647
Long-term debt (1)	11,303,859	5,972,981	78,181	—	17,355,021
Operating leases	11,967,440	24,433,748	24,361,943	92,790,617	153,553,748
Other long-term liabilities	30,000	32,500	—	—	62,500
Liabilities from discontinued operations (2)	3,983,946	—	—	—	3,983,946
Preferred noncontrolling interests (3)	1,591,074	3,017,052	6,509,914	—	11,118,040

Total	$35,285,966	$33,456,281	$30,950,038	$92,790,617	$192,482,902

(1)	Includes principal and interest obligations.
(2)	Represents the debt principal and interest obligations and future minimum lease payments included in our discontinued operations.
(3)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies please see our 2013 annual report on Form 10-K. Some of the more significant estimates include revenue recognition, allowance for doubtful accounts, and goodwill and intangible asset impairment. We use the following methods to determine our estimates:

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

Adopted Guidance

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective for us on January 1, 2014. We have determined that the adoption of these changes did not have an impact on our consolidated financial statements, as we do not currently have any such arrangements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective us on January 1, 2014. We have determined that the adoption of these changes did not have a significant impact on our consolidated financial statements

Issued Guidance

In April 2014, the FASB issued changes to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments are effective prospectively for all disposals (or classifications as held for sale) of components of an entity, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are currently evaluating the new guidance to determine the impact it may have to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Award. On February 17, 2014, the Compensation Committee of the Board of Directors granted Mr. Nelson, our Chief Executive Officer, a restricted stock award for 8,191,745 shares of common stock pursuant to our 2008 Long-Term Incentive Plan, as amended. The award is subject to vesting as follows: 20% vesting as of the date of grant and 20% vesting on each anniversary of the date.

Cashless Stock Grant Vesting. During February 2014, we acquired, by means of net share settlements, 773,250 shares of Foundation common stock, at a price of $0.35 per share, related to the vesting of an employee restricted stock award to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

Item 3. Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We do not have anything to report under this Item.

Item  6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

10.1	Agreement in Connection with Assignment and Assumption of Membership Interest Purchase Agreement, dated February 28, 2014, by and between Foundation Surgical Hospital Affiliates, LLC and Physicians Realty L.P., is incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

10.2	Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC, is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

10.3+	Change in Terms Agreement, dated March 21, 2014, by and between East El Paso Physicians’ Medical Center, LLC, Foundation Surgery Affiliates, LLC and Legacy Bank.

10.4+	Change in Terms Agreement, dated March 21, 2014, by and between East El Paso Physicians’ Medical Center, LLC, Foundation Surgery Affiliates, LLC and Legacy Bank.

10.5+	Change in Terms Agreement, dated February 28, 2014, by and between East El Paso Physicians’ Medical Center, LLC, Foundation Surgery Affiliates, LLC and Legacy Bank.

10.6+	Change in Terms Agreement, dated March 18, 2014, by and between Foundation Surgery Affiliates, LLC, East El Paso Physicians’ Medical Center, LLC and Legacy Bank.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

31.2+	Certification of Mark R. Kidd, Chief Financial Officer of Registrant.

31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.

32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Mark R. Kidd, Chief Financial Officer of Registrant.

32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)

	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2014

	By:	/S/ MARK R. KIDD
Mark R. Kidd
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2014

	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 15, 2014