Form 10-Q
period 2014-06-30
Foundation Healthcare, Inc.
filed 2014-08-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

As of August 13, 2014, 171,323,381 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidated statements of operations for the three months and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for six months ended June 30, 2014 and 2013, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,875,669	$4,212,076
Accounts receivable, net of allowances for doubtful accounts of $2,262,790 and $4,778,915, respectively	13,045,004	12,755,642
Receivables from affiliates	938,538	848,002
Supplies inventories	1,906,963	1,931,142
Prepaid and other current assets	9,038,400	4,302,885
Current assets from discontinued operations	165,030	518,629
Total current assets	26,969,604	24,568,376
Property and equipment, net	10,780,857	12,073,986
Equity method investments in affiliates	5,804,919	5,699,093
Intangible assets, net	10,110,886	11,138,621
Goodwill	973,927	973,927
Other assets	446,274	244,598
Other assets from discontinued operations	450,529	576,228
Total assets	$55,536,996	$55,274,829
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$10,288,809	$11,648,987
Accrued liabilities	5,829,474	4,114,915
Preferred noncontrolling interests dividends payable	193,069	195,411
Short term debt	630,478	5,664,827
Current portion of long-term debt	3,146,727	7,919,179
Other current liabilities	3,553,701	4,391,587
Current liabilities from discontinued operations	1,249,217	5,620,697
Total current liabilities	24,891,475	39,555,603
Long-term debt, net of current portion	25,511,099	10,031,732
Other liabilities	15,215,544	12,255,809
Other liabilities from discontinued operations	—	9,969
Total liabilities	65,618,118	61,853,113
Preferred noncontrolling interest	8,700,000	8,700,000
Commitments and contingencies (Note 9)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 171,323,381 and 163,834,886 issued and outstanding, respectively	17,132	16,383
Paid-in capital	18,939,344	18,241,756
Accumulated deficit	(38,573,934)	(35,171,315)
Total Foundation Healthcare shareholders’ deficit	(19,617,458)	(16,913,176)
Noncontrolling interests	836,336	1,634,892
Total deficit	(18,781,122)	(15,278,284)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$55,536,996	$55,274,829

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Net Revenues:
Patient services	$19,909,721	$18,626,077
Provision for doubtful accounts	(875,574)	(1,090,563)
Net patient services revenue	19,034,147	17,535,514
Management fees from affiliates	1,434,769	1,787,621
Other revenue	1,610,651	2,321,984
Revenues	22,079,567	21,645,119
Equity in earnings of affiliates	895,767	1,837,146
Operating Expenses:
Salaries and benefits	7,094,381	6,457,281
Supplies	5,693,006	5,833,285
Other operating expenses	8,925,671	8,147,336
Depreciation and amortization	1,423,384	1,229,374
Total operating expenses	23,136,442	21,667,276
Other Income (Expense):
Interest expense, net	(503,759)	(556,103)
Other income (expense)	840	(89,849)
Net other (expense)	(502,919)	(645,952)
Income (loss) from continuing operations, before taxes	(664,027)	1,169,037
Benefit for income taxes	—	—
Income (loss) from continuing operations, net of taxes	(664,027)	1,169,037
Loss from discontinued operations, net of tax	(188,716)	—
Net income (loss)	(852,743)	1,169,037
Less: Net income attributable to noncontrolling interests	461,301	211,944
Net income (loss) attributable to Foundation Healthcare	(1,314,044)	957,093
Preferred noncontrolling interests dividends	(193,069)	(318,331)
Net income (loss) attributable to Foundation Healthcare common stock	$(1,507,113)	$638,762
Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.01)	$0.00
Loss from discontinued operations, net of tax	0.00	0.00
Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.01)	$0.00
Weighted average number of common and diluted shares outstanding	171,285,897	162,523,276
Pro forma income information (Note 3):
Pro forma provision for income taxes		$363,695
Pro forma net income attributable to Foundation Healthcare common stock		$593,398
Pro forma basic and diluted net income per share		$0.00

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Net Revenues:
Patient services	$39,423,203	$34,486,737
Provision for doubtful accounts	(1,237,090)	(1,727,414)
Net patient services revenue	38,186,113	32,759,323
Management fees from affiliates	2,704,072	3,525,849
Other revenue	2,821,173	2,796,873
Revenues	43,711,358	39,082,045
Equity in earnings of affiliates	1,422,852	3,053,861
Operating Expenses:
Salaries and benefits	14,978,240	12,795,378
Supplies	10,634,377	10,334,225
Other operating expenses	18,154,125	15,903,357
Depreciation and amortization	2,884,301	2,346,061
Total operating expenses	46,651,043	41,379,021
Other Income (Expense):
Interest expense, net	(1,005,232)	(1,022,772)
Other income (expense)	840	3,158
Net other (expense)	(1,004,392)	(1,019,614)
Income (loss) from continuing operations, before taxes	(2,521,225)	(262,729)
Benefit for income taxes	852,005	—
Income (loss) from continuing operations, net of taxes	(1,669,220)	(262,729)
Loss from discontinued operations, net of tax	(501,038)	-
Net income (loss)	(2,170,258)	(262,729)
Less: Net income attributable to noncontrolling interests	846,223	(880,087)
Net income (loss) attributable to Foundation Healthcare	(3,016,481)	617,358
Preferred noncontrolling interests dividends	(386,138)	(599,207)
Net income (loss) attributable to Foundation Healthcare common stock	$(3,402,619)	$18,151
Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.02)	$0.00
Loss from discontinued operations, net of tax	0.00	0.00
Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.02)	$0.00
Weighted average number of common and diluted shares outstanding	169,318,636	162,523,276
Pro forma income information (Note 3):
Pro forma provision for income taxes		$234,596
Pro forma net income attributable to Foundation Healthcare common stock		$(216,445)
Pro forma basic and diluted net income per share		$0.00

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Operating activities:
Net income (loss)	$(2,170,258)	$(262,729)
Less: Loss from discontinued operations, net of tax	(501,038)	—
Income from continuing operations	(1,669,220)	(262,729)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,884,301	2,346,061
Stock-based compensation, net of cashless vesting	698,337	—
Provision for doubtful accounts	1,237,090	1,727,414
Equity in earnings of affiliates	(1,422,852)	(3,053,861)
Changes in assets and liabilities -
Accounts receivable, net of provision for doubtful accounts	(1,526,452)	(4,430,322)
Receivables from affiliates	(90,536)	(763,329)
Supplies Inventories	24,179	(39,940)
Prepaid and other current assets	(4,735,515)	(387,398)
Other assets	(201,676)	—
Accounts payable	(1,360,178)	(67,654)
Accrued liabilities	1,714,559	3,435,092
Other current liabilities	(837,886)	—
Other liabilities	2,959,735	23,272
Net cash (used in) operating activities from continuing operations	(2,326,114)	(1,473,394)
Net cash (used in) operating activities from discontinued operations	(330,293)	—
Net cash (used in) operating activities	(2,656,407)	(1,473,394)
Investing activities:
Purchase of property and equipment	(563,436)	(2,897,420)
Distributions from affiliates	1,317,026	3,011,245
Net cash provided by (used in) investing activities from continuing operations	753,590	113,825
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	753,590	113,825
Financing activities:
Debt proceeds	28,468,812	4,575,738
Debt payments	(22,796,246)	(2,976,299)
Preferred noncontrolling interests dividend	(388,481)	(776,644)
Distributions to noncontrolling interests	(1,644,779)	(37,446)
Distributions to member	—	(747,680)
Net cash provided by financing activities from continuing operations	3,639,306	37,669
Net cash (used in) financing activities from discontinued operations	(4,072,896)	—
Net cash provided by (used in) financing activities	(433,590)	37,669
Net change in cash and cash equivalents	(2,336,407)	(1,321,900)
Cash and cash equivalents at beginning of period	4,212,076	3,037,067
Cash and cash equivalents at end of period	$1,875,669	$1,715,167
Cash Paid for Interest and Income Taxes:
Interest expense	$1,162,072	$957,230
Interest expense, discontinued operations	$168,733	$—
Income taxes, continuing operations	$1,950,000	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2014 and 2013

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

Going Concern and Management’s Plan – As of June 30, 2014, the Company had an accumulated deficit of $38.6 million, cash and cash equivalents of $1.9 and working capital of $2.1 million. During the six months ended June 30, 2014, the Company generated a net loss attributable to Foundation Healthcare of $3.0 million and used $2.3 million in cash flow from operating activities from continuing operations. On June 30, 2014, the Company completed a refinancing of substantially all of its outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million (see Note 7 – Borrowings and Capital Lease Obligations).

As of June 30, 2014, the Company has $2.5 million available under the Revolving Loan. Management believes that the line of credit along with the Company’s cash on hand and projected cash flow from operations will provide the Company with enough liquidity to meet its cash requirements over the next 12 months. However, if the Company’s cash flows from operations do not meet or exceed management’s projections, the Company may need to raise additional funds through debt or equity financings. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2013.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 consolidated balance sheet was derived from audited financial statements.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $521,555 and $235,000 as of June 30, 2014 and December 31, 2013 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We adjusted our cost report estimate by $286,555 during the six months ended June 30, 2014 based on our final filed cost report for 2013 and an estimate of the 2014 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the six months ending June 30, 2014 follows:

2014
Balance at beginning of period	$4,778,915
Provisions recognized as reduction in revenues	1,237,090
Write-offs, net of recoveries	(3,753,215)
Balance at end of period	$2,262,790

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of June 30, 2014 and December 31, 2013, the Company had restricted cash of approximately $3.4 million and $0.7 million respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash at June 30, 2014 is related to the SNB Credit Facility (see Note 7 – Borrowings and Capital Lease Obligations) and represents the proceeds from the Term Loan that were not utilized as of June 30, 2014 to retire existing debt (“SNB Restricted Cash”).  The SNB Restricted Cash can be utilized to complete the payoff of the remaining indebtedness of the Company and to pay federal and state income taxes.  Use of the SNB Restricted Cash must be approved by Bank SNB.  The restricted cash at December 31, 2013 was pledged as collateral against debt that was paid-off from the proceeds of the SNB Credit Facility.

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

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2017. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

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

The final purchase allocation for the reverse acquisition is presented in the table below:

Graymark
Assets acquired
Cash and cash equivalents	$68,170
Accounts receivable	249,333
Current assets from discontinued operations	1,360,143
Other current assets	198,976
Total current assets	1,876,622
Property and equipment	1,389,169
Intangible assets	2,733,000
Goodwill	21,864,781
Other assets	252,528
Other assets from discontinued operations	1,224,140
Total assets acquired	$29,340,240
Liabilities assumed
Accounts payable and accrued liabilities	$2,899,823
Short term debt	2,000,000
Current portion of long term debt	714,711
Current liabilities from discontinued operations	7,375,521
Total current liabilities	12,990,055
Long term debt	742,385
Other liabilities	305,969
Other liabilities from discontinued operations	1,362,957
Total liabilities assumed	15,401,366
Net assets acquired	$13,938,874

During the six months ended June 30, 2013, the Company incurred $138,542 in expenses related to the reverse acquisition. The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the six months ended June 30, 2014, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2013 are as follows:

				Attributable to Foundation
	Revenue	Loss From Continuing Operations	Net Loss	Net Loss	Net Loss Per Share
Actual:
From 1/1/2014 to 6/30/2014	$1,036,089	$(2,633,975)	$(2,909,171)	$(2,909,171)	$(0.02)
Supplemental Pro Forma:
From 1/1/2013 to 6/30/2013	$44,993,767	$(5,959,633)	$(4,606,396)	$(3,594,748)	$(0.21)

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

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. For the six month period ended June 30, 2014, the activity in the acquired accruals for restructuring charges established for lease termination costs were as follows:

Lease Termination Cost
Balance at December 31, 2013	$78,235
Adjustments	139,940
Cash Payments	(20,575)
Balance at June 30, 2014	$197,600

Adjustments to the special charge liability include changes to estimated settlements or other changes to the liabilities. Additional charges or adjustments may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations for the six month period ended June 30, 2014 are summarized below:

2014
Revenue	$123,728
Net loss before taxes	(692,462)
Income tax benefit	191,424
Net loss from discontinued operations, net of tax	$(501,038)

The balance sheet items for discontinued operations are summarized below:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$49,252
Accounts receivable, net of allowances	—	222,943
Inventories	—	1,893
Other current assets	165,030	244,541
Total current assets	165,030	518,629
Fixed assets, net	300,529	426,228
Other assets	150,000	150,000
Total non-current assets	450,529	576,228
Total assets	$615,559	$1,094,857
Payables and accrued liabilities	$1,249,217	$1,557,771
Short-term debt	—	3,994,932
Current portion of long-term debt	—	67,994
Total current liabilities	1,249,217	5,620,697
Long-term debt, net of current portion	—	9,969
Total liabilities	$1,249,217	$5,630,666

The Company’s borrowings and capital lease obligations included in discontinued operations are as follows:

	June 30, 2014	December 31, 2013
Short-term Debt
Arvest bank	$—	$3,994,932
Long-term Debt
Sleep center notes payable	—	28,723
Equipment capital leases	—	49,389
Total	—	78,112
Less: Current portion of long term debt	—	(68,143)
Long-term debt	$—	$9,969

On June 30, 2014, the Company completed a refinancing of substantially all its outstanding indebtedness through the execution of the SNB Credit Facility.  The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million (see Note 7 – Borrowings and Capital Lease Obligations).  A portion of the proceeds from the Term Loan were used to refinance the full amount of the Company’s indebtedness previously included in discontinued operations.

Note 6 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

	Gross Amount	Accumulated Impairment Loss	Net Carrying Value
December 31, 2013	$23,019,309	$(22,045,382)	$973,927
June 30, 2014	$23,019,309	$(22,045,382)	$973,927

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

The goodwill associated with the reverse acquisition was $21.9 million. The Company then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. The Company evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Changes in the carrying amount of intangible assets during the six months ended June 30, 2014 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2013	$14,524,500	$(3,385,879)	$11,138,621
Amortization	—	(1,027,735)	(1,027,735)
June 30, 2014	$14,524,500	$(4,413,614)	$10,110,886

Intangible assets as of June 30, 2014 and December 31, 2013 include the following:

		June 30, 2014			December 31,
	Useful	Carrying	Accumulated		2013
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(1,952,472)	$1,546,028	$1,763,463
Non-compete	5	2,027,000	(646,444)	1,380,556	1,583,256
Physician memberships	7	6,468,000	(1,540,000)	4,928,000	5,390,000
Trade Name	5	381,000	(71,882)	309,118	347,218
Service Contracts	10	2,150,000	(202,816)	1,947,184	2,054,684
		$14,524,500	$(4,413,614)	$10,110,886	$11,138,621

Amortization expense for the three months ended June 30, 2014 and 2013 was $513,868 and $446,218 respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $1,027,735 and $896,960 respectively. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended June 30,
2015	$2,055,474
2016	2,055,474
2017	2,055,474
2018	1,618,673
2019	1,145,607
Thereafter	1,180,184

Note 7 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	June 30, 2014	December 31, 2013
Note payable - Legacy		$—	$2,814,027
Note payable - S&H leasing		—	1,865,600
Note payable - working capital		—	800,000
Insurance premium financings	3.9 - 4.8%	583,663	101,135
Note payable - Medicare cost report	10.1%	46,815	84,065
Short-term debt		$630,478	$5,664,827

(1)	Effective rate as of June 30, 2014

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	June 30, 2014	December 31, 2013
Senior Lender:
Note payable	4.4%	Jul. 2021	$27,500,000	$—
Other Lenders:
Line of credit			—	896,000
Notes payable - working capital			—	3,715,088
Note payable - equity investments			—	3,270,427
Note payable - management agreements			—	640,466
Note payable - assumption			—	146,857
Note payable - preferred interest redemption			—	5,100,000
Note payable - settlements	5.25 - 5.75%	Apr. 2016 - Jan. 2018	232,787	1,189,725
Note payable - THE	4.6 - 8.0%	Jan. 2015 - Feb. 2016	233,252	311,149
Notes payable - physician partners			—	103,604
Notes payable - acquisition	6.0%	Dec. 2014 - Oct. 2015	78,355	99,610
Capital Lease Obligations	5.5 - 9.1%		613,432	2,477,985
Total			28,657,826	17,950,911
Less: Current portion of long-term debt			(3,146,727)	(7,919,179)
Long-term debt			$25,511,099	$10,031,732

(1)	Effective rate as of June 30, 2014

SNB Credit Facility

Effective June 30, 2014, we entered into a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility was used to consolidate substantially all of our and our subsidiaries’ debt in the principal amount of $27.5 million, which we refer to as the Term Loan, and provides for an additional revolving loan in the amount of $2.5 million, which we refer to as the Revolving Loan. As of June 30, 2014 we have not drawn funds from the Revolving Loan.  We have also entered into a number of ancillary agreements in connection with the SNB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on June 30, 2021 and the Revolving Loan matures on June 30, 2016.

Interest Rates.  The interest rate for the Term Loan and Revolving Loan is 30-day LIBOR plus the Applicable Margins based on our Senior Debt Ratio, as defined.  The Applicable Margins are as follows:

	Applicable Margin
Senior Debt Ratio	Revolving Loan	Term Loan
≥ 2.5x	3.75%	4.25%
< 2.5x, but ≥ 2.0x	3.25%	3.75%
< 2.0 x	2.75%	3.25%

The Applicable Margins are established at 3.75% for the Revolving Loan and 4.25% for the Term Loan through December 31, 2014.  Subsequent to December 31, 2014, the Applicable Margins will be adjusted on a quarterly basis based on our senior debt ratio.

The Senior Debt Ratio is calculated by dividing all of our indebtedness, including capital leases, which is secured by a lien or security interest in any of our assets by our EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as our net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

Interest and Principal Payments.  We are required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan will be $875,000 plus all accrued and unpaid interest.  Each subsequent quarterly payment will be $1,000,000 plus all accrued and unpaid interest.  We are required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of June 30, 2021 and June 30, 2016.

Permitted Acquisitions.  We must obtain the Lenders approval for any acquisition, merger or consolidation in which the consideration paid for the acquisition, merger or consolidation is in excess of $1 million or for any acquisition, merger or consolidation in which the target entity’s operating income for the preceding 12 month period is less than zero.

Mandatory Prepayments.  If we sell any assets in excess of $100,000 or collectively sell any assets in a 12 month period in excess of $100,000, we must make a prepayment equal to the net proceeds of the asset sale(s).  If we receive proceeds from a debt or equity offering that is not used for a permitted acquisition over a 12 month period following the offering or for repayment of our preferred noncontrolling interests, we must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of our annual audited financial statements, we must make a prepayment equal to 30% of our Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by our Equity Owned Hospitals to persons other than us.

Voluntary Prepayments.  We may prepay amounts under the Term Loan at any time provided that we are required to pay a prepayment penalty of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the maturity date.  We may prepay amounts under the Revolving Loan at any time without penalty.

Guaranties.  Each of our direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of our obligations owed to Lenders.

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.

Minimum EBITDA.  We must have EBITDA of not less than $2 million for the fiscal quarter ended on June 30, 2014. The Company’s EBITDA adjusted for certain onetime expenses, which were approved by Bank SNB, was in excess of $2 million.

Annualized EBITDA.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter.

Restrictions on Indebtedness.  We and our Equity Owned Hospitals are not allowed to create any indebtedness other than indebtedness for the purchase of fixed assets not exceeding $500,000 in any fiscal year, trade payables incurred in the ordinary course of business and not past due, contingent obligations and unsecured indebtedness not exceeding $100,000 in the aggregate at any time outstanding.

Use of Proceeds.  All proceeds of the Term Loan were used solely for the refinancing of existing indebtedness.  The proceeds of the Revolving Loan will be used for working capital.

Collateral.  Payment and performance of our obligations under the SNB Credit Facility are secured in general by all of our assets.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period.  In the event of a monetary default, all of our obligations due under the SNB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, we have 10 days or in some cases three days to cure before Bank SNB has the right to declare our obligations due under the SNB Credit Facility immediately due and payable.

At June 30, 2014, future maturities of long-term debt were as follows:

Twelve months ended June 30:
2015	$3,146,727
2016	4,226,915
2017	4,209,171
2018	4,052,562
2019	4,022,451
Thereafter	9,000,000

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

Note 9 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the six months ended June 30, 2014 and 2013 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of June 30, 2014 were $484,764 and are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 30, 2014, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During the six months ended June 30, 2014, the Company did not have any assets or liabilities recorded using nonrecurring fair value measurements.

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

Note 12 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the six months ended June 30, 2014, the Company incurred approximately $8,767 in lease expense under the terms of the lease.

As of June 30, 2014, the Company had $0.9 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates. In addition, the Company was obligated to Valliance Bank under certain notes payable totaling $5.9 million at December 31, 2013. On June 30, 2014, the notes were paid in full from the proceeds of the SNB Credit facility.  The interest rates on the notes ranged from 5% to 10%. A non-controlling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

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

The Company occupies office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. A non-controlling interest in City Place is held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates. During the six months ended June 30, 2014, the Company incurred approximately $47,000 in lease expense under the terms of the lease.

As of June 30, 2014 and December 31, 2013, the Company has obligations of $1.4 million that are owed to FHA and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

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

During July 2014, the Company utilized approximately $0.5 million of the SNB Restricted Cash to complete the payoff of certain indebtedness that was outstanding at June 30, 2014.

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

Going Concern and Management’s Plan

As of June 30, 2014, we had an accumulated deficit of $38.6 million, cash and cash equivalents of $1.9 and working capital of $2.1 million. During the six months ended June 30, 2014, we generated a net loss attributable to Foundation Healthcare of $3.0 million and used $2.3 million in cash flow from operating activities from continuing operations. On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended June 30, 2014 and 2013. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Revenues:
Patient services	$19,909,721	$18,626,077	$39,423,203	$34,486,737
Provision for doubtful accounts	(875,574)	(1,090,563)	(1,237,090)	(1,727,414)
Net patient services revenue	19,034,147	17,535,514	38,186,113	32,759,323
Management fee from affiliates	1,434,769	1,787,621	2,704,072	3,525,849
Other revenue	1,610,651	2,321,984	2,821,173	2,796,873
Revenue	22,079,567	21,645,119	43,711,358	39,082,045
Equity in earnings from affiliates	895,767	1,837,146	1,422,852	3,053,861
Operating Expenses:
Salaries and benefits	7,094,381	6,457,281	14,978,240	12,795,378
Supplies	5,693,006	5,833,285	10,634,377	10,334,225
Other operating expenses	8,925,671	8,147,336	18,154,125	15,903,357
Depreciation and amortization	1,423,384	1,229,374	2,884,301	2,346,061
Net other expense	502,919	645,952	1,004,392	1,019,614
Income (loss) from continuing operations, before taxes	(664,027)	1,169,037	(2,521,225)	(262,729)
Benefit for income taxes	—	—	852,005	—
Income (loss) from continuing operations, net of taxes	(664,027)	1,169,037	(1,669,220)	(262,729)
Discontinued operations, net of tax	(188,716)	—	(501,038)	—
Net income (loss)	(852,743)	1,169,037	(2,170,258)	(262,729)
Less: Noncontrolling interests	461,301	211,944	846,223	(880,087)
Net income (loss) attributable to Foundation Healthcare	$(1,314,044)	$957,093	$(3,016,481)	$617,358

Discussion of Three Month Periods Ended June 30, 2014 and 2013

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is not included in the operating results for the three months ended June 30, 2013.

Patient services revenue increased $1.3 million or 7.0% during the three months ended June 30, 2014 compared with the second quarter of 2013. The increase was primarily due to:

—

An increase in average reimbursement per surgical case at East El Paso Physician Medical Center, LLC (“EEPMC”) driven by an increase in inpatient spine cases resulted in an increase in patient service revenue of $0.5 million and;

—

An increase in surgical case volume at Foundation Surgical Hospital of San Antonio (“FSH SA”) driven by an increase in surgical case volume, primarily in spine and orthopedic cases, resulted in an increase in patient services revenue of $0.8 million.

Provision for doubtful accounts decreased $0.2 million or 18.2% during the three months ended June 30, 2014 compared with the second quarter of 2013. Provision for doubtful accounts as a percent of patient services revenue was 4.4% and 5.9% for the second quarter of 2014 and 2013, respectively. Based on our quarterly analysis of historic bad debt trends, we reduced our allowance rates in several aging categories, in line with the historical trends, at both our EEPMC and FSH SA facilities which resulted in the $0.2 million decrease compared to the second quarter of 2013.

Management fees from affiliates decreased $0.4 million or 22.2% during the three months ended June 30, 2014 compared with the second quarter of 2013. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes resulted in a decrease of $0.3 million. An agreement effective in June 2013 to lower our management fees at one of our managed hospitals resulted in a decrease of $0.1 million.

Other revenue decreased $0.7 million or 30.4% during the three months ended June 30, 2014 compared with the second quarter of 2013. The decrease was due to $1.9 million in health care information system implementation (Meaningful Use) payments received at our EEPMC facility in the second quarter of 2013.  We did not receive any Meaningful Use payments in the second quarter of 2014.  The decrease was partially offset by revenue from the sleep center management fees earned at our legacy Graymark hospital outreach locations of $0.5 million.  There is no revenue included from the hospital outreach locations during the second quarter of 2013 as a result of the reverse acquisition recorded on July 22, 2013.  The decline was also offset by $0.7 million related to the change in accounting for one of our ASC locations from the equity method to the cost method due to our determination on December 31, 2013 that we no longer had significant influence over this ASC.

Income from equity investments in affiliates decreased $0.9 million or 50.0% during the three months ended June 30, 2014 compared with the second quarter of 2013. A change in accounting method for one of our ASC’s from the equity method to the cost method resulted in the distributions from that location being booked as other revenue in 2014 resulting in a decrease of $0.7 million. Additionally, lower volumes and average reimbursement levels at one of our ASC’s in Pennsylvania resulted in a decrease of $0.2 million.

Salaries and benefits increased $0.6 million or 9.2% to $7.1 million from $6.5 million during the three months ended June 30, 2014, compared with the second quarter of 2013. The increase in salaries and benefits was primarily due to:

—	$0.2 million of stock compensation expense;
—	$0.3 million of salaries and benefits at legacy Graymark; and
—	$0.1 million due to increased salaries and benefits resulting from a combination of normal annual salary increases and increased personnel required to manage our expanding hospital operations.

Supplies expense decreased $0.1 million or 1.7% to $5.7 million from $5.8 million during the three months ended June 30, 2014, compared with the second quarter of 2013. The decrease is due to a $0.7 million decrease in supply expense at our EEPMC facility primarily due to an overall decline in case volume compared to the second quarter of 2013, offset by a $0.6 million increase in supply expense at our FSH SA facility due to an increase in case volume compared to the second quarter of 2013.

Other operating expenses increased $0.8 million or 9.9% to $8.9 million from $8.1 million during the three months ended June 30, 2014, compared with the second quarter of 2013. The increase in other operating expenses was primarily due to:

—	$0.1 million in increased facility lease expense and higher professional service fees and;
—	$0.7 million of other operating expenses at legacy Graymark.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.2 million in the second quarter of 2014 compared to the second quarter of 2013. The increase was due to depreciation and amortization at legacy Graymark.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.1 million in the second quarter of 2014 compared to the second quarter of 2013. The decrease is related to reductions in debt balances in the normal course of business compared to the second quarter of 2013.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the three months ended June 30, 2014 are summarized below:

2014
Revenue	$—
Net loss before taxes	(188,716)
Income tax benefit	—
Net loss from discontinued operations, net of tax	$(188,716)

Noncontrolling interests were allocated $0.5 million and $0.2 million of net income during the three months ended June 30, 2014 and 2013, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $1.3 million during the second quarter of 2014, compared to net income of $1.0 million during the second quarter of 2013.

Discussion of Six Month Periods Ended June 30, 2014 and 2013

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of legacy Graymark is not included in the operating results for the six months ended June 30, 2013.

Patient services revenue increased $4.9 million or 14.2% during the six months ended June 30, 2014 compared with the first six months of 2013. The increase was primarily due to:

—	An increase in average reimbursement per case at EEPMC driven primarily by an increase in inpatient surgical spine cases resulted in an increase in patient service revenue of $2.0 million and;
—

An increase in surgical case volume and the average reimbursement per surgical case at FSH SA which was driven by an increase in spine and orthopedic cases resulted in an increase in patient services revenue of $2.9 million.

Provision for doubtful accounts decreased $0.5 million or 29.4% during the six months ended June 30, 2014 compared with the first six months of 2013. Provision for doubtful accounts as a percent of patient services revenue was 3.1% and 5.0% for the six months ended June 30, 2014 and 2013, respectively. Based on our quarterly analysis of historic bad debt trends, we reduced our allowance rates in several aging categories, in line with the historical trends, at both our EPPMC and FSH SA facilities in both the first and second quarters of 2014 which resulted in the $0.5 million decrease compared to the second quarter of 2013.

Management fees from affiliates decreased $0.8 million or 22.9% during the six months ended June 30, 2014 compared with the first six months of 2013. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes and unplanned closures due to inclement weather in the first quarter of 2014 resulted in a decrease of $0.4 million. An agreement to lower our management fees beginning in June 2013 at one of our managed hospitals resulted in a decrease of $0.4 million.

Other revenue was unchanged during the six months ended June 30, 2014 compared with the first six months of 2013. Increases in other revenue in the first six months of 2014 compared to 2013 include $1.0 million in revenue earned during the first six months of 2014 from the sleep center management fees earned at our legacy Graymark hospital outreach locations, there is no revenue included from the hospital outreach locations during the first half of 2013 as a result of the reverse acquisition recorded on July 22, 2013, and $1.2 million related to the change in accounting for one of our ASC locations from the equity method to the cost method due to our determination on December 31, 2013 that we no longer had significant influence over this ASC. The offsetting decrease in other revenue is due to receipt of $1.9 million of Meaningful Use payments at our EEPMC facility in the second quarter of 2013, no meaningful use payments were received in 2014, and a $0.3 million distribution from our minority owned hospital in Houston, Texas received in the first quarter of 2013. We did not receive a distribution from that facility in the first quarter of 2014.

Income from equity investments in affiliates decreased $1.7 million or 54.8% during the six months ended June 30, 2014 compared with the first six months of 2013. A change in accounting method for one of our ASC’s from the equity method to the cost method resulted in the distributions from that location being booked as other revenue in 2014 resulting in a decrease of $1.2 million. Additionally, lower volumes and average reimbursement levels at one of our ASC’s in Pennsylvania resulted in a decrease of $0.4 million.

Salaries and benefits increased $2.2 million or 17.2% to $15.0 million from $12.8 million during the six months ended June 30, 2014, compared with the first six months of 2013. The increase in salaries and benefits was primarily due to:

—	$1.0 million of stock compensation expense;
—	$0.8 million of salaries and benefits at legacy Graymark; and
—	$0.4 million due to increased salaries and benefits resulting from a combination of normal annual salary increases and increased personnel required to manage our expanding hospital operations.

Supplies expense increased $0.3 million or 2.9% to $10.6 million from $10.3 million during the six months ended June 30, 2014, compared with the first six months of 2013. The increase is due to a $0.9 million increase at our FSH SA facility driven by higher surgical case volumes compared to the first six months of 2013, offset by a $0.6 million decrease at our EEPMC facility related to lower overall surgical case volumes compared to the first six months of 2013.

Other operating expenses increased $2.3 million or 14.5% to $18.2 million from $15.9 million during the six months ended June 30, 2014, compared with the first six months of 2013. The increase in other operating expenses was primarily due to:

—	$0.6 million in increased facility lease expense and higher professional fees primarily related to increased audit and legal fees;
—	$1.5 million of other operating expenses at legacy Graymark;
—	$0.1 million increase in operating expense at our EEPMC and FSH SA facilities;
—	$0.1 million decrease in out of state franchise taxes primarily related to our Maryland locations.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.6 million in the six months ended June 30, 2014 compared to the first six months of 2013. The increase was primarily due to $0.2 million related to additional information technology assets at our corporate offices and medical equipment assets at our EEPMC and FSH SA facilities and $0.4 million of depreciation and amortization at legacy Graymark.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense was $1.0 million in the six months ended June 30, 2014 and 2013.

Benefit for income taxes was $0.9 million for the six months of 2014. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the six months ended June 30, 2014 are summarized below:

2014
Revenue	$123,728
Net loss before taxes	(692,462)
Income tax benefit	191,424
Net loss from discontinued operations, net of tax	$(501,038)

Noncontrolling interests were allocated $0.8 million of net income during the six months ended June 30, 2014 compared to the first six months of 2013 when noncontrolling interests were allocated a net loss of $0.9 million. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $3.0 million during the six months ended June 30, 2014, compared to net income of $0.6 million during the first six months of 2013.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of June 30, 2014, our liquidity and capital resources included cash and cash equivalents of $1.9 million and working capital of $2.1 million. As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $4.2 million and working capital deficit of $15.0 million.

Cash used in operating activities from continuing operations was $2.3 million during the six months ended June 30, 2014 compared to the first six months of 2013 when operating activities from continuing operations used $1.5 million. During the six months ended June 30, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss increased by non-cash items) of $1.7 million and increases in accrued liabilities and other liabilities totaling $4.7 million. During the six months ended June 30, 2014, the primary uses of cash from continuing operations, were increases in accounts receivables and other current and noncurrent assets totaling $6.5 million and a decrease in accounts payable and other current liabilities of $2.2 million. During the six months ended June 30, 2013, the primary uses of cash from operating activities from continuing operations were cash used by loss from continuing operations (net loss decreased by non-cash items) of $0.8 million and increases in accounts receivable and other current assets of $5.6 million. The primary source of cash from operating activities from continuing operations in the six months of 2013 was an increase in accrued liabilities of $3.4 million.

Cash used by operating activities from discontinued operations for the six months ended June 30, 2014 was $0.3 million. There were no discontinued operations during the six months ended June 30, 2013.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2014 was $0.7 million compared to the first six months of 2013 when investing activities from continuing operations used $0.1 million. Investing activities during the first six months of 2014 were primarily related to distributions received from equity investments of $1.3 million which were offset by purchases of property and equipment of $0.6 million. Investing activities during the first six months of 2013 were primarily related to distributions received from equity investments of $3.0 million which were offset by purchases of property and equipment of $2.9 million.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2014 was $3.6 million compared to the first six months of 2013 when financing activities from continuing operations provided $38 thousand. During the six months ended June 30, 2014 and 2013, we received debt proceeds of $28.5 million and $4.6 million, respectively, and we made debt payments of $22.8 million and $3.0 million, respectively. During the six months ended June 30, 2014 and 2013, we made distributions to noncontrolling interests of $1.6 million and $37 thousand, respectively. During the six months ended June 30, 2014 and 2013, we paid preferred noncontrolling dividends of $0.4 million and $0.8 million, respectively. During the six months ended June 30, 2013, we made distributions to FHA (prior to the reverse acquisition on July 22, 2013) of $0.7 million.

Cash used by financing activities from discontinued operations for the six months ended June 30, 2014 consisted of debt payments of $4.1 million. There were no discontinued operations during the six months ended June 30, 2013.

As of June 30, 2014, we had an accumulated deficit of $38.6 million, cash and cash equivalents of $1.9 million and working capital of $2.1 million. During the six months ended June 30, 2014, we generated a net loss attributable to Foundation Healthcare of $3.0 million and used $ 2.3 million in cash flow from operating activities from continuing operations. On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million. We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

SNB Credit Facility

Effective June 30, 2014, we entered into a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility was used to consolidate all of our and our subsidiaries’ debt in the principal amount of $27.5 million, which we refer to as the Term Loan, and provides for an additional revolving loan in the amount of $2.5 million, which we refer to as the Revolving Loan.  We have also entered into a number of ancillary agreements in connection with the SNB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on June 30, 2021 and the Revolving Loan matures on June 30, 2016.

Interest Rates.  The interest rate for the Term Loan and Revolving Loan is 30-day LIBOR plus the Applicable Margins based on our Senior Debt Ratio, as defined.  The Applicable Margins are as follows:

	Applicable Margin
Senior Debt Ratio	Revolving Loan	Term Loan
≥ 2.5x	3.75%	4.25%
< 2.5x, but ≥ 2.0x	3.25%	3.75%
< 2.0 x	2.75%	3.25%

The Applicable Margins are established at 3.75% for the Revolving Loan and 4.25% for the Term Loan through December 31, 2014.  Subsequent to December 31, 2014, the Applicable Margins will be adjusted on a quarterly basis based on our senior debt ratio.

The Senior Debt Ratio is calculated by dividing all of our indebtedness, including capital leases, that is secured by a lien or security interest in any of our assets by our EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as our net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

Interest and Principal Payments.  We are required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan will be $875,000 plus all accrued and unpaid interest.  Each subsequent quarterly payment will be $1,000,000 plus all accrued and unpaid interest.  We are required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of June 30, 2021 and June 30, 2016.

Permitted Acquisitions.  We must obtain the Lenders approval for any acquisition, merger or consolidation in which the consideration paid for the acquisition, merger or consolidation is in excess of $1 million or for any acquisition, merger or consolidation in which the target entity’s operating income for the preceding 12 month period is less than zero.

Mandatory Prepayments.  If we sell any assets in excess of $100,000 or collectively sell any assets in a 12 month period in excess of $100,000, we must make a prepayment equal to the net proceeds of the asset sale(s).  If we receive proceeds from a debt or equity offering that is not used for a Permitted Acquisition over a 12 month period following the offering or for repayment of our preferred noncontrolling interests, we must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of our annual audited financial statements, we must make a prepayment equal to 30% of our Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by our Equity Owned Hospitals to persons other than us.

Voluntary Prepayments.  We may prepay amounts under the Term Loan at any time provided that we are required to pay a prepayment penalty of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the maturity date.  We may prepay amounts under the Revolving Loan at any time without penalty.

Guaranties.  Each of our direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of our obligations owed to Lenders.

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.

Minimum EBITDA.  We must have EBITDA of not less than $2 million for the fiscal quarter ended on June 30, 2014. Our EBITDA adjusted for certain onetime expenses, which were approved by Bank SNB, was in excess of $2 million.

Annualized EBITDA.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter.

Restrictions on Indebtedness.  We and our Equity Owned Hospitals are not allowed to create any indebtedness other than indebtedness for the purchase of fixed assets not exceeding $500,000 in any fiscal year, trade payables incurred in the ordinary course of business and not past due, contingent obligations and unsecured indebtedness not exceeding $100,000 in the aggregate at any time outstanding.

Use of Proceeds.  All proceeds of the Term Loan were used solely for the refinancing of existing indebtedness.  The proceeds of the Revolving Loan will be used for working capital.

Collateral.  Payment and performance of our obligations under the SNB Credit Facility are secured in general by all of our assets.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period.  In the event of a monetary default, all of our obligations due under the SNB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, we have 10 days or in some cases three days to cure before Bank SNB has the right to declare our obligations due under the SNB Credit Facility immediately due and payable.

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at June 30, 2014 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$635,105	$—	$—	$—	$635,105
Long-term debt (1)	4,245,993	10,700,898	9,608,904	11,066,372	35,622,167
Operating leases	11,926,757	24,505,396	24,109,054	89,976,358	150,517,565
Other long term liabilities	30,000	25,000	—	—	55,000
Preferred noncontrolling interest (2)	1,600,872	2,739,228	6,533,090	—	10,873,190
Total	$18,438,728	$37,970,522	$40,251,048	$101,042,730	$197,703,028

(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for us on January 1, 2017. We are currently evaluating the potential impact of these changes on our consolidated financial statements.

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

—	discuss our future expectations;
—	contain projections of our future operating results or of our future financial condition; or
—	state other “forward-looking” information.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There are material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K are as follows:

If our operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility provides for a term loan in the principal amount of $27.5 million, referred to as the Term Loan, and a revolving line of credit of $2.5 million, referred to as the Revolving Loan, for total principal of $30 million. We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a bank credit facility of approximately $30 million and we may not achieve compliance with certain financial covenants which begin September 30, 2014.

Under the Loan Agreement covering the SNB Credit Facility and commencing with the calendar quarter ending September 30, 2014 and thereafter during the term of the SNB Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain compliance with the following financial covenants (collectively referred to as “Debt Ratios”):

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.

As of June 30, 2014, our Debt Ratios are less than the minimum required ratios. The Debt Ratios are calculated using the latest four rolling quarters. Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter. Based on our projected results for the quarter ending September 30, 2014, we believe we will achieve compliance with the Debt Ratios. If we are unsuccessful in achieving compliance with the Debt Ratios, there is no assurance that our lenders will waive or delay the requirement.

In the event we receive a notice of default from the Lenders and the default is not cured within 10 days following notice, the Lenders will have the right to declare the outstanding principal and accrued and unpaid interest immediately due and payable. If the Lenders accelerate the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest. In addition, we do not expect to be able to pay all outstanding principal and interest if the Lenders accelerate the due dates for such amounts. Since we have granted the Lenders a security interest in all of our assets, the Lenders could elect to foreclose on such assets. If the Lenders declare an event of default and/or accelerates the payment of our obligations under the SNB Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock on the OTCQB. The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cashless Stock Grant Vesting. During May 2014, we acquired, by means of net share settlements, 75,800 shares of Foundation common stock, at a price of $0.51 per share, related to the vesting of an employee restricted stock award to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

Item 3.	Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

We do not have anything to report under this Item.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1

Second Amendment to Second Amended and Restated Loan Agreement, dated April 30, 2013, among SDC Holdings, LLC, ApothecaryRx, LLC, Graymark Healthcare, Inc., Stanton M. Nelson, and Arvest Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 19, 2014.

10.2

Third Amended and Restated Promissory Note, dated April 30, 2013, among SDC Holdings, LLC and ApothecaryRx, LLC in favor of Arvest Bank, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 19, 2014.

10.3

Foundation Healthcare, Inc. 2014 Bonus Incentive Plan for Executive Officers, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 19, 2014.

10.4

Loan, Security and Guaranty Agreement, dated June 30, 2014, by and between Foundation Healthcare, Inc. and Bank SNB, National Association and Texas Capital Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2014.

31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.
31.2+	Certification of Hubert King, Chief Financial Officer of Registrant.
31.3+	Certification of Grant A. Christianson, Chief Accounting Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Chief Financial Officer of Registrant.
32.3+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Grant A. Christianson, Chief Accounting Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2014
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2014
	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)
Date: August 14, 2014