Form 10-Q
period 2014-09-30
Foundation Healthcare, Inc.
filed 2014-11-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, 172,638,414 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements, and the condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for nine months ended September 30, 2014 and 2013, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$3,567,951	$4,212,076
Accounts receivable, net of allowances for doubtful accounts of $2,718,795 and $4,778,915, respectively	14,294,779	12,755,642
Receivables from affiliates	1,023,700	848,002
Supplies inventories	1,966,799	1,931,142
Prepaid and other current assets	5,792,841	4,302,885
Current assets from discontinued operations	174,964	518,629
Total current assets	26,821,034	24,568,376
Property and equipment, net	11,222,042	12,073,986
Equity method investments in affiliates	5,498,967	5,699,093
Intangible assets, net	9,595,917	11,138,621
Goodwill	973,927	973,927
Other assets	449,436	244,598
Other assets from discontinued operations	383,862	576,228
Total assets	$54,945,185	$55,274,829
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$9,857,019	$11,648,987
Accrued liabilities	7,725,337	3,914,915
Preferred noncontrolling interests dividends payable	197,358	195,411
Short term debt	253,530	5,664,827
Current portion of long-term debt	4,050,498	7,919,179
Other current liabilities	2,260,850	4,591,587
Current liabilities from discontinued operations	1,188,224	5,620,697
Total current liabilities	25,532,816	39,555,603
Long-term debt, net of current portion	23,843,579	10,031,732
Other liabilities	15,343,797	12,255,809
Other liabilities from discontinued operations	—	9,969
Total liabilities	64,720,192	61,853,113
Preferred noncontrolling interest	8,700,000	8,700,000
Commitments and contingencies (Note 9)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 172,604,265 and 163,834,886 issued and outstanding, respectively	17,260	16,383
Paid-in capital	19,117,730	18,241,756
Accumulated deficit	(38,419,772)	(35,171,315)
Total Foundation Healthcare shareholders’ deficit	(19,284,782)	(16,913,176)
Noncontrolling interests	809,775	1,634,892
Total deficit	(18,475,007)	(15,278,284)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$54,945,185	$55,274,829

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Net Revenues:
Patient services	$26,183,803	$21,724,423
Provision for doubtful accounts	(1,562,147)	(682,319)
Net patient services revenue	24,621,656	21,042,104
Management fees from affiliates	1,352,909	1,460,163
Other revenue	1,450,021	1,048,381
Revenues	27,424,586	23,550,648
Equity in earnings of affiliates	616,959	1,448,898
Operating Expenses:
Salaries and benefits	7,339,528	6,974,734
Supplies	6,748,785	6,659,330
Other operating expenses	10,655,907	8,609,650
Impairment of goodwill	—	20,847,608
Depreciation and amortization	1,320,527	1,290,779
Total operating expenses	26,064,747	44,382,101
Other Income (Expense):
Interest expense, net	(324,700)	(552,763)
Other income	30,000	36,694
Net other (expense)	(294,700)	(516,069)
Income (loss) from continuing operations, before taxes	1,682,098	(19,898,624)
Provision for income taxes	—	(961,105)
Income (loss) from continuing operations, net of taxes	1,682,098	(20,859,729)
Loss from discontinued operations, net of tax	(119,785)	(196,705)
Extraordinary gain, net of tax, attributable to Foundation Healthcare	—	4,872,746
Extraordinary gain, net of tax, attributable to noncontrolling interests	—	2,094,856
Net income (loss)	1,562,313	(14,088,832)
Less: Net income attributable to noncontrolling interests	1,208,648	2,402,532
Net income (loss) attributable to Foundation Healthcare	353,665	(16,491,364)
Preferred noncontrolling interests dividends	(199,502)	(121,414)
Net income (loss) attributable to Foundation Healthcare common stock	$154,163	$(16,612,778)
Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$0.00	$(0.14)
Loss from discontinued operations, net of tax	0.00	0.00
Extraordinary gain, net of tax, attributable to Foundation Healthcare	0.00	0.03
Net income (loss) per share, attributable to Foundation Healthcare common stock	$0.00	$(0.11)
Weighted average number of common and diluted shares outstanding	171,824,731	151,561,441
Pro forma income information (Note 3):
Pro forma provision for income taxes		$(1,008,978)
Pro forma net income attributable to noncontrolling interests		$2,401,087
Pro forma net income attributable to Foundation Healthcare common stock		$(16,537,792)
Pro forma basic and diluted net income per share		$(0.11)

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Net Revenues:
Patient services	$65,607,006	$56,211,160
Provision for doubtful accounts	(2,799,237)	(2,409,733)
Net patient services revenue	62,807,769	53,801,427
Management fees from affiliates	4,056,981	4,986,012
Other revenue	4,271,194	3,845,254
Revenues	71,135,944	62,632,693
Equity in earnings of affiliates	2,039,811	4,502,759
Operating Expenses:
Salaries and benefits	22,317,768	19,770,112
Supplies	17,383,162	16,993,555
Other operating expenses	28,810,032	24,513,007
Impairment of goodwill	—	20,847,608
Depreciation and amortization	4,204,828	3,636,840
Total operating expenses	72,715,790	85,761,122
Other Income (Expense):
Interest expense, net	(1,329,932)	(1,575,535)
Other income	30,840	39,852
Net other (expense)	(1,299,092)	(1,535,683)
Loss from continuing operations, before taxes	(839,127)	(20,161,353)
(Provision) benefit for income taxes	852,005	(961,105)
Income (loss) from continuing operations, net of taxes	12,878	(21,122,458)
Loss from discontinued operations, net of tax	(620,823)	(196,705)
Extraordinary gain, net of taxes, attributable to Foundation Healthcare	—	4,872,746
Extraordinary gain, net of taxes, attributable to noncontrolling interests	—	2,094,856
Net loss	(607,945)	(14,351,561)
Less: Net income attributable to noncontrolling interests	2,054,872	1,522,445
Net loss attributable to Foundation Healthcare	(2,662,817)	(15,874,006)
Preferred noncontrolling interests dividends	(585,640)	(720,621)
Net loss attributable to Foundation Healthcare common stock	$(3,248,457)	$(16,594,627)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.02)	$(0.17)
Loss from discontinued operations, net of tax	0.00	0.00
Extraordinary gain, net of tax, attributable to Foundation Healthcare	0.00	0.04
Net loss per share, attributable to Foundation Healthcare common stock	$(0.02)	$(0.13)
Weighted average number of common and diluted shares outstanding	170,163,181	126,989,570
Pro forma income information (Note 3):
Pro forma provision for income taxes		$(1,240,455)
Pro forma net income attributable to noncontrolling interests		$1,170,410
Pro forma net income attributable to Foundation Healthcare common stock		$(15,801,321)
Pro forma basic and diluted net income per share		$(0.12)

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Operating activities:
Net loss	$(607,945)	$(14,351,561)
Less: Loss from discontinued operations, net of tax	(620,823)	(196,705)
Less: Extraordinary gain, net of tax	—	6,967,602
Income (loss) from continuing operations	12,878	(21,122,458)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,204,828	3,636,840
Impairment of goodwill	—	20,847,608
Stock-based compensation, net of cashless vesting	876,851	41,922
Provision for doubtful accounts	2,799,237	2,409,733
Equity in earnings of affiliates	(2,039,811)	(4,502,759)
Changes in assets and liabilities, net of acquisitions and extraordinary items:
Accounts receivable, net of provision for doubtful accounts	(4,338,374)	(6,360,666)
Receivables from affiliates	(175,698)	202,017
Supplies inventories	(35,657)	96,593
Prepaid and other current assets	(1,489,956)	(684,284)
Other assets	(204,838)	400,415
Accounts payable	(1,791,968)	202,838
Accrued liabilities	3,810,422	6,801,418
Other current liabilities	(2,330,737)	1,016,176
Other liabilities	3,087,988	2,149,353
Net cash provided by operating activities from continuing operations	2,385,165	5,134,746
Net cash used in operating activities from discontinued operations	(454,338)	(449,993)
Net cash provided by operating activities	1,930,827	4,684,753
Investing activities:
Cash received in business acquisition	—	68,170
Purchase of property and equipment	(1,810,180)	(3,478,983)
Disposal of property and equipment	—	184,313
Sale of equity investment in affiliates	178,000	—
Cash received in extraordinary gain transaction	—	463,678
Distributions from affiliates	2,061,937	4,522,247
Net cash provided by investing activities from continuing operations	429,757	1,759,425
Net cash provided by investing activities from discontinued operations	—	200,000
Net cash provided by investing activities	429,757	1,959,425
Financing activities:
Debt proceeds	29,092,552	12,190,184
Debt payments	(24,560,683)	(5,358,842)
Common stock proceeds	—	375,000
Preferred noncontrolling interests proceeds	—	7,500,000
Preferred noncontrolling interests dividend	(583,693)	(919,715)
Redemption of preferred noncontrolling interests	—	(13,509,195)
Distributions to noncontrolling interests	(2,879,989)	(94,492)
Distributions to member	—	(766,118)
Net cash provided by (used in) financing activities from continuing operations	1,068,187	(583,178)
Net cash used in financing activities from discontinued operations	(4,072,896)	(294,039)
Net cash used in financing activities	(3,004,709)	(877,217)
Net change in cash and cash equivalents	(644,125)	5,766,961
Cash and cash equivalents at beginning of period	4,212,076	2,524,417
Cash and cash equivalents at end of period	$3,567,951	$8,291,378
Cash Paid for Interest and Income Taxes:
Interest expense	$1,604,256	$1,436,125
Interest expense, discontinued operations	$168,733	$34,689
Income taxes, continuing operations	$3,255,623	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended September 30, 2014 and 2013

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

Going Concern and Management’s Plan – As of September 30, 2014, the Company had an accumulated deficit of $38.4 million, cash and cash equivalents of $3.6 and working capital of $1.3 million. During the nine months ended September 30, 2014, the Company generated a net loss attributable to Foundation Healthcare of $2.7 million and generated $2.4 million in cash flow from operating activities from continuing operations. On June 30, 2014, the Company completed a refinancing of substantially all of its outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million (see Note 7 – Borrowings and Capital Lease Obligations).

As of September 30, 2014, the Company has $2.5 million available under the Revolving Loan. Management believes that the line of credit along with the Company’s cash on hand and projected cash flow from operations will provide the Company with enough liquidity to meet its cash requirements over the next 12 months. However, if the Company’s cash flows from operations do not meet or exceed management’s projections, the Company may need to raise additional funds, including through debt or equity financings. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ending December 31, 2013.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ended December 31, 2014. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013. The December 31, 2013 consolidated balance sheet was derived from audited financial statements.

Pro forma income information – Prior to July 22, 2013, FSA’s and FSHA’s members had elected to have FSA’s and FSHA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its tax returns and no provision for income taxes is included in the Company’s consolidated financial statements for periods prior to July 22, 2013. The pro forma income information provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and it’s wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue recognition and accounts receivable – The Company recognizes revenues in the period in which services are performed and billed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $608,555 and $235,000 as of September 30, 2014 and December 31, 2013 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We adjusted our cost report estimate by $373,555 during the nine months ended September 30, 2014 based on our final filed cost report for 2013 and an estimate of the 2014 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the nine months ending September 30, 2014 follows:

2014
Balance at beginning of period	$4,778,915
Provisions recognized as reduction in revenues	2,799,237
Write-offs, net of recoveries	(4,859,357)
Balance at end of period	$2,718,795

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of September 30, 2014 and December 31, 2013, the Company had restricted cash of approximately $1.1 million and $0.7 million respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash at September 30, 2014 is related to the SNB Credit Facility (see Note 7 – Borrowings and Capital Lease Obligations) and represents the proceeds from the Term Loan that were not utilized as of September 30, 2014 to retire existing debt (“SNB Restricted Cash”).  The SNB Restricted Cash can be utilized to complete the payoff of the remaining indebtedness of the Company, to pay federal and state income taxes and for other uses as approved by BankSNB.  Use of the SNB Restricted Cash must be approved by BankSNB.  The restricted cash at December 31, 2013 was pledged as collateral against debt that was paid-off from the proceeds of the SNB Credit Facility.

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

Net income (loss) per share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

During 2014, management determined that the Company had incorrectly reflected the historical common stock shares attributable to Foundation and the common stock shares issued in the reverse acquisition.  As a result, the Company has restated its previously reported net loss per share for the three and nine month periods ending September 30, 2013 in order to correct certain previously reported amounts.  The restatement had no impact on assets, liabilities, stockholders’ deficit or net loss attributable to Foundation Healthcare common stock.

The financial information included in the accompanying consolidated financial statements and notes thereto reflect the effects of the corrections described in the preceding paragraph.  The following tables set forth the correction of the individual affected line items in the accompanying consolidated financial statements:

	Three Months Ended September 30, 2013
	As Previously Recorded	Correction	Restated
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.13)	$(0.01)	$(0.14)
Loss from discontinued operations, net of tax	0.00	0.00	0.00
Extraordinary gain, net of tax, attributable to Foundation Healthcare	0.03	0.00	0.03
Net loss per share, attributable to Foundation Healthcare common stock	$(0.10)	$(0.01)	$(0.11)
Weighted average number of common and diluted shares outstanding	162,703,399	(11,141,958)	151,561,441
Pro forma income information (Note 3):
Pro forma basic and diluted net (loss) per share	$(0.10)	$(0.01)	$(0.11)

	Nine Months Ended September 30, 2013
	As Previously Recorded	Correction	Restated
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.13)	$(0.04)	$(0.17)
Loss from discontinued operations, net of tax	0.00	0.00	0.00
Extraordinary gain, net of tax, attributable to Foundation Healthcare	0.03	0.01	0.04
Net loss per share, attributable to Foundation Healthcare common stock	$(0.10)	$(0.03)	$(0.13)
Weighted average number of common and diluted shares outstanding	162,703,399	(35,713,829)	126,989,570
Pro forma income information (Note 3):
Pro forma basic and diluted net (loss) per share	$(0.10)	$(0.02)	$(0.12)

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

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

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

The fair value of the total consideration issued in the reverse acquisition amounted to $29.3 million and included $13.9 million for the common stock attributable to existing Graymark shareholders, Arvest Bank and Mr. Oliver, $2.0 million for the promissory note issued to FHA, $2.0 million for the debt obligations and liabilities assumed from FHA and $11.4 million of acquired debt and liabilities.

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

During the nine months ended September 30, 2013, the Company incurred $444,988 in expenses related to the reverse acquisition. The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the nine months ended September 30, 2014, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2013 are as follows:

		Loss From		Attributable to Foundation
	Revenue	Continuing Operations	Net Loss	Net Loss	Net Loss Per Share
Actual:
From 1/1/2014 to 9/30/2014	$1,531,445	$(4,771,630)	$(3,919,625)	$(3,919,625)	$(0.02)
Supplemental Pro Forma:
From 1/1/2013 to 9/30/2013	$69,993,313	$(25,858,257)	$(18,695,228)	$(20,086,112)	$(0.12)

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

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. For the nine month period ended September 30, 2014, the activity in the acquired accruals for restructuring charges established for lease termination costs were as follows:

Lease Termination Cost
Balance at December 31, 2013	$78,235
Adjustments	139,940
Cash Payments	(30,575)
Balance at September 30, 2014	$187,600

Adjustments to the special charge liability include changes to estimated settlements or other changes to the liabilities. Additional charges or adjustments may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations for the nine month period ended September 30, 2014 are summarized below:

2014
Revenue	$123,728
Net loss before taxes	$(812,247)
Income tax benefit	191,424
Net loss from discontinued operations, net of tax	$(620,823)

The balance sheet items for discontinued operations are summarized below:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$49,252
Accounts receivable, net of allowances	—	222,943
Inventories	—	1,893
Other current assets	174,964	244,541
Total current assets	174,964	518,629
Fixed assets, net	233,862	426,228
Other assets	150,000	150,000
Total non-current assets	383,862	576,228
Total assets	$558,826	$1,094,857
Payables and accrued liabilities	$1,188,224	$1,557,771
Short-term debt	—	3,994,932
Current portion of long-term debt	—	67,994
Total current liabilities	1,188,224	5,620,697
Long-term debt, net of current portion	—	9,969
Total liabilities	$1,188,224	$5,630,666

The Company’s borrowings and capital lease obligations included in discontinued operations are as follows:

	September 30, 2014	December 31, 2013
Short-term Debt
Arvest bank	$—	$3,994,932
Long-term Debt
Sleep center notes payable	—	28,723
Equipment capital leases	—	49,389
Total	—	78,112
Less: Current portion of long term debt	—	(68,143)
Long-term debt	$—	$9,969

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

Note 6 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

	Gross Amount	Accumulated Impairment Loss	Net Carrying Value
December 31, 2013	$23,019,309	$(22,045,382)	$973,927
September 30, 2014	$23,019,309	$(22,045,382)	$973,927

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

Changes in the carrying amount of intangible assets during the nine months ended September 30, 2014 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2013	$14,524,500	$(3,385,879)	$11,138,621
Amortization	—	(1,542,704)	(1,542,704)
September 30, 2014	$14,524,500	$(4,928,583)	$9,595,917

Intangible assets as of September 30, 2014 and December 31, 2013 include the following:

		September 30, 2014			December 31,
	Useful	Carrying	Accumulated		2013
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,061,189)	$1,437,311	$1,763,463
Non-compete	5	2,027,000	(748,003)	1,278,997	1,583,256
Physician memberships	7	6,468,000	(1,771,000)	4,697,000	5,390,000
Trade Name	5	381,000	(91,324)	289,676	347,218
Service Contracts	10	2,150,000	(257,067)	1,892,933	2,054,684
		$14,524,500	$(4,928,583)	$9,595,917	$11,138,621

Amortization expense for the three months ended September 30, 2014 and 2013 was $514,969 and $556,816 respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1,542,704 and $1,453,777 respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended September 30,
2015	$2,055,474
2016	2,055,474
2017	2,055,474
2018	1,395,586
2019	1,139,000
Thereafter	894,909

Note 7 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	September 30, 2014	December 31, 2013
Note payable - Legacy		$—	$2,814,027
Note payable - S&H leasing		—	1,865,600
Note payable - working capital		—	800,000
Insurance premium financings	3.1 - 4.8%	241,414	101,135
Note payable - Medicare cost report	10.1%	12,116	84,065
Short-term debt		$253,530	$5,664,827

(1)	Effective rate as of September 30, 2014

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	September 30, 2014	December 31, 2013
Senior Lender:
Note payable	4.4%	Jun. 2021	$26,625,000	$—
Other Lenders:
Line of credit			—	896,000
Notes payable - working capital			—	3,715,088
Note payable - equity investments			—	3,270,427
Note payable - management agreements			—	640,466
Note payable - assumption			—	146,857
Note payable - preferred interest redemption			—	5,100,000
Note payable - settlements			—	1,189,725
Note payable - THE			—	311,149
Notes payable - physician partners			—	103,604
Notes payable - acquisition	6.0%	Dec. 2014 - Oct. 2015	95,674	99,610
Capital Lease Obligations	5.5 - 9.1%		1,173,403	2,477,985
Total			27,894,077	17,950,911
Less: Current portion of long-term debt			(4,050,498)	(7,919,179)
Long-term debt			$23,843,579	$10,031,732

(1)	Effective rate as of September 30, 2014

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of September 30, 2014, our Senior Debt Ratio was 1.79.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of September 30, 2014, our Senior Debt Service Coverage Ratio was 2.09.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of September 30, 2014, our Adjusted Senior Debt Service Ratio was 1.31.

Annualized EBITDA.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter.

As of September 30, 2014, we are in compliance with our financial covenants.

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

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period.  In the event of a monetary default, all of our obligations due under the SNB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, we have 10 days or in some cases three days to cure before BankSNB has the right to declare our obligations due under the SNB Credit Facility immediately due and payable.

At September 30, 2014, future maturities of long-term debt were as follows:

Twelve months ended September 30:
2015	$4,050,498
2016	4,362,967
2017	4,229,627
2018	4,134,459
2019	4,116,526
Thereafter	7,000,000

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

Note 9 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended September 30, 2014 and 2013 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of September 30, 2014 were $372,596 and are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At September 30, 2014, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During the nine months ended September 30, 2014, the Company did not have any assets or liabilities recorded using nonrecurring fair value measurements.

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

Note 12 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the nine months ended September 30, 2014, the Company incurred approximately $35,000 in lease expense under the terms of the lease.

As of September 30, 2014, the Company had $0.9 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. In addition, the Company was obligated to Valliance Bank under certain notes payable totaling $5.9 million at December 31, 2013. On June 30, 2014, the notes were paid in full from the proceeds of the SNB Credit facility.  The interest rates on the notes ranged from 5% to 10%. A non-controlling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

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

The Company has office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. A non-controlling interest in City Place is held by Roy T. Oliver, one of the Company’s greater than 5% shareholders. During the nine months ended September 30, 2014, the Company incurred approximately $70,000 in lease expense under the terms of the lease. During the period from July 22, 2013 to September 30, 2013, the Company incurred approximately $18,000 in lease expense under the terms of the lease

As of September 30, 2014 and December 31, 2013, the Company has obligations of $1.4 million that are owed to FHA and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

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

Company Overview

We own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry. Today, our network consists of four surgical hospitals, nine ambulatory surgical centers (ASCs) and two hospital outpatient departments (HOPDs) in the Southeastern United States. Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities where we currently own a non-controlling interest. ASCs affiliated with surgical hospitals are known as HOPDs and generally benefit from higher payment rates from governmental insurance and other payors as compared with unaffiliated ASCs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale. We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related non-surgical services will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction. Additionally, we provide sleep testing management services to various rural hospitals in Iowa, Minnesota, Missouri, Nebraska and South Dakota under management contracts with the hospitals. We provide management services to a majority of our Affiliates under the terms of various management agreements.

We focus primarily on investing in and managing high quality cost effective surgical hospitals that meet the needs of patients, physicians and payors. We believe the facilities we invest in and manage provide an enhanced quality of care to our patients while providing administrative, clinical and economic benefits to physicians. Our facilities currently provide general surgeries and in such specialties as orthopedics, neurosurgery, pain management, podiatry, gynecology, optometry, gastroenterology and pediatric ENT (tubes/adenoids), as well as wound care, sleep management, radiology, imaging and other ancillary services. We are expanding our service offering to include additional imaging, intraoperative monitoring, robotic surgery, and physical therapy services. A key component of our success has been our strong relationships with quality physician partners. We believe our continued emphasis on physician satisfaction and productivity will continue to position us competitively in the future.

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

Going Concern and Management’s Plan

As of September 30, 2014, we had an accumulated deficit of $38.4 million, cash and cash equivalents of $3.6 million and working capital of $1.3 million. During the nine months ended September 30, 2014, we generated a net loss attributable to Foundation Healthcare of $2.7 million and generate $2.4 million in cash flow from operating activities from continuing operations. On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds, including through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Hospital and ASC Business Overview

Today, we own more than 51% of two surgical hospitals located in San Antonio and El Paso, Texas which are reflected in our financials as our Consolidated Hospitals. We maintain minority interests in two hospitals in Sherman and Houston, Texas and nine ASCs in six states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates. We also have an interest in two HOPDs through our investment in the Sherman hospital. We have a management contract with one ASC in Baton Rouge, Louisiana in which we have no ownership interest. We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to most of our Equity Owned Facilities. We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations. We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	19	4	51.0%	Yes	n/a
El Paso, Texas	68	6	54.0%	Yes	n/a
Equity Owned Hospitals:
Sherman, Texas	43	4	20.0%	Yes	6/1/2016
Houston, Texas	19	10	20.0%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	31.9%	Yes	9/30/2017
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	23	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	12	4	10.0%	Yes	3/5/2016
Oklahoma City, Oklahoma	33	6	20.0%	Yes	1/19/2018
Huntingdon Valley, Pennsylvania	21	4	20.0%	Yes	Monthly
Houston, Texas	13	4	10.0%	Yes	2/28/2016
Houston, Texas	22	4	10.0%	Yes	12/31/2018
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Equity Owned HOPD:
Sherman, Texas	*	4	**	Yes	6/1/2016
Sherman, Texas	*	2	**	Yes	6/1/2016
Managed Only ASC:
Baton Rouge, Louisiana	21	6	0.0%	Yes	Monthly

*	The 43 physician partners in our hospital in Sherman also participate in these HOPDs through the hospital’s 100% ownership of these HOPDs.
**	These HOPDs are 100% owned by our hospital in Sherman, Texas.

Our facilities are licensed at the state level and are accredited by either the Accreditation Association for Ambulatory Healthcare (AAAHC) or the Det Norske Veritas (DNV). The only exception is our ASC in Nacogdoches, Texas which meets the accreditation standards, but the governing board of this ASC has elected to not seek accreditation. We recognize that accreditation is a crucial quality benchmark for payors since many managed care organizations will not contract with a facility until it is accredited. We believe that our historical success in obtaining and retaining accreditation for our facilities reflects our commitment to providing high quality care in our facilities.

Generally, each facility is owned and operated by either a limited partnership or limited liability company in which ownership interests are held by our local physician partners who practice at the facility and by us. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. These limited partnership or limited liability company agreements generally grant us representation on the facility’s governing board and ensure our participation in fundamental decisions. Our influence over the businesses of our facilities is further enhanced by our management agreements with such facilities.

Our surgical hospitals and ASC facilities depend upon third-party reimbursement programs to pay for our services rendered to patients, including governmental Medicare and managed Medicare programs, a broad mix of private insurance programs, and co-pays, deductibles and cash payments from patients. Private payors typically employ reimbursement methodologies similar to those used by government providers. Under Medicare, our facilities are reimbursed for the services rendered through the payment of facility fees which vary depending on the type of facility (hospital, HOPD or ASC), and type of procedure. Hospitals and HOPDs are reimbursed for outpatient procedures in a manner similar to most ASCs except that the methodologies employed to calculate reimbursement rates generally result in rates that are higher than those for comparable procedures at free-standing ASCs. ASCs are reimbursed through the payment of a composite “ASC rate” which is set by us based on a survey of comparative rates, which includes payment for most of the expenses associated with the performance of a procedure such as nursing services, supplies, and staffing costs. Reimbursement rates for inpatient hospital services are determined using Medicare severity diagnosis related groups which are intended to compensate hospitals according to the estimated intensity of hospital resources necessary to furnish care for a particular diagnosed illness.

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

Results of Operations

The following table sets forth selected results of our operations for the three months and nine months ended September 30, 2014 and 2013. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenues:
Patient services	$26,183,803	$21,724,423	$65,607,006	$56,211,160
Provision for doubtful accounts	(1,562,147)	(682,319)	(2,799,237)	(2,409,733)
Net patient services revenue	24,621,656	21,042,104	62,807,769	53,801,427
Management fee from affiliates	1,352,909	1,460,163	4,056,981	4,986,012
Other revenue	1,450,021	1,048,381	4,271,194	3,845,254
Revenue	27,424,586	23,550,648	71,135,944	62,632,693
Equity in earnings from affiliates	616,959	1,448,898	2,039,811	4,502,759
Operating Expenses:
Salaries and benefits	7,339,528	6,974,734	22,317,768	19,770,112
Supplies	6,748,785	6,659,330	17,383,162	16,993,555
Other operating expenses	10,655,907	8,609,650	28,810,032	24,513,007
Impairment of goodwill	—	20,847,608	—	20,847,608
Depreciation and amortization	1,320,527	1,290,779	4,204,828	3,636,840
Net other expense	294,700	516,069	1,299,092	1,535,683
Income (loss) from continuing operations, before taxes	1,682,098	(19,898,624)	(839,127)	(20,161,353)
Benefit for income taxes	—	(961,105)	852,005	(961,105)
Income (loss) from continuing operations, net of taxes	1,682,098	(20,859,729)	12,878	(21,122,458)
Extraordinary gain, net of tax, attributable to Foundation	—	4,872,746	—	4,872,746
Extraordinary gain, net of tax, attributable to NCI	—	2,094,856	—	2,094,856
Discontinued operations, net of tax	(119,785)	(196,705)	(620,823)	(196,705)
Net income (loss)	1,562,313	(14,088,832)	(607,945)	(14,351,561)
Less: Noncontrolling interests	1,208,648	2,402,532	2,054,872	1,522,445
Net income (loss) attributable to Foundation Healthcare	$353,665	$(16,491,364)	$(2,662,817)	$(15,874,006)

Discussion of Three Month Period Ended September 30, 2014 and 2013

Patient services revenue increased $4.5 million or 20.7% during the three months ended September 30, 2014 compared with the third quarter of 2013. The increase was primarily due to:

—	The addition of a new drug testing laboratory service at East El Paso Physician Medical Center, LLC (“EEPPMC”) resulted in an increase of $2.8 million;
—	An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases resulted in an increase in patient service revenue of $1.1 million; and
—

An increase in surgical case volume at Foundation Surgical Hospital of San Antonio (“FSH SA”) driven primarily by an increase in spine and orthopedic cases, resulted in an increase in patient services revenue of $0.6 million.

Provision for doubtful accounts increased $0.9 million or 128.6% during the three months ended September 30, 2014 compared with the third quarter of 2013. Provision for doubtful accounts as a percent of patient services revenue was 6.0% and 3.1% for the third quarter of 2014 and 2013, respectively. The higher percent was driven by an increase in the allowance rate compared to the third quarter of 2013 which also contributed $0.6 million of the increased reserve.  Additionally, increased reserves related to the higher revenues in the third quarter of 2014 compared to 2013 was $0.3 million.

Management fees from affiliates decreased $0.1 million or 6.7% during the three months ended September 30, 2014 compared with the third quarter of 2013. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes resulted in the decrease of $0.1 million.

Other revenue increased $0.5 million or 50.0% during the three months ended September 30, 2014 compared with the third quarter of 2013. The increase was related to the change in accounting for one of our ASC locations from the equity method to the cost method due to our determination on December 31, 2013 that we no longer had significant influence over this ASC resulting in an increase of $0.8 million compared to the third quarter of 2013 and improved revenues from our sleep service operations of $0.1 million.  The increase was offset by $0.4 million in higher cost report recoupments in the third quarter of 2013 compared to 2014.

Income from equity investments in affiliates decreased $0.8 million or 57.1% during the three months ended September 30, 2014 compared with the third quarter of 2013. A change in accounting method for one of our ASC’s from the equity method to the cost method resulted in the distributions from that location being booked as other revenue in 2014 resulting in a decrease of $0.5 million. Additionally, lower volumes and average reimbursement levels at one of our non-majority owned hospitals and one of our ASC’s in Pennsylvania resulted in a decrease of $0.3 million.

Salaries and benefits increased $0.3 million or 4.3% to $7.3 million from $7.0 million during the three months ended September 30, 2014, compared with the third quarter of 2013. The increase in salaries and benefits was primarily due to:

—	$0.2 million in increased salaries and benefits resulting from a combination of normal annual salary increases and increased personnel required to manage our expanding hospital operations; and
—

$0.2 million in increased salary expense at FSH SA related to incremental administrative salaries during the transition to a new Chief Executive Officer at FSH SA and the increase in case volumes, offset by $0.1 million in salary reductions at EEPPMC and in our sleep services business.

Supplies expense was unchanged at $6.7 million for the three months ended September 30, 2014, compared with the third quarter of 2013. Cost increases related to increased volumes at FSH SA of $0.8 million were offset by a $0.8 million decrease at EEPPMC due to improved pricing and overall lower case volume.

Other operating expenses increased $2.1 million or 24.4% to $10.7 million from $8.6 million during the three months ended September 30, 2014, compared with the third quarter of 2013. The increase in other operating expenses was primarily due to:

—	$2.0 million in outsource fees related to the new drug testing laboratory services at EEPPMC; and
—	$0.1 million in increased facility lease expense and higher legal and accounting fees.

Impairment of goodwill – In the third quarter of 2013, we recorded goodwill associated with the reverse acquisition related to legacy Graymark of $20,847,608. We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.  We had no impairment of goodwill in the third quarter of 2014.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization was unchanged in the third quarter of 2014 compared to the third quarter of 2013.  Incremental depreciation from new assets was offset by exiting assets becoming fully depreciated in the quarter.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.2 million in the third quarter of 2014 compared to the third quarter of 2013. The decrease is related to the impact of the BankSNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the three months ended September 30, 2014 are summarized below:

2014
Revenue	$—
Net loss before taxes	$(119,785)
Income tax benefit	—
Net loss from discontinued operations, net of tax	$(119,785)

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

	Gross	Tax	Net
Attributable to Foundation Healthcare	$7,864,051	$(2,991,305)	$4,872,746
Attributable to noncontrolling interests	3,272,070	(1,177,214)	2,094,856
Total extraordinary gain	$11,136,121	$(4,168,519)	$6,967,602

Pursuant to the PSA, the Company agreed to acquire from Seller the real property occupied by and certain personal property used by the Company’s subsidiary EEPPMC under a master lease agreement (“Master Lease”) between EEPPMC, Seller and HCN.

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

We had no extraordinary gains in the third quarter of 2014.

Noncontrolling interests were allocated $1.2 million and $2.4 million of net income during the three months ended September 30, 2014 and 2013, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in net income of $0.4 million during the third quarter of 2014, compared to net loss of $16.5 million during the third quarter of 2013.

Discussion of Nine Month Period Ended September 30, 2014 and 2013

Overall comments – as a result of the Foundation transaction on July 22, 2013 being recorded as a reverse acquisition, the operating results of legacy Graymark is not included in the operating results prior to the transaction date of July 22, 2013.

Patient services revenue increased $9.4 million or 16.7% during the nine months ended September 30, 2014 compared with the first nine months of 2013. The increase was primarily due to:

—	The addition of a new drug testing laboratory service at EEPPMC resulted in an increase of $2.8 million;
—	An increase in average reimbursement per case at EEPMC driven primarily by an increase in inpatient surgical spine cases resulted in an increase in patient service revenue of $3.1 million; and
—

An increase in surgical case volume and the average reimbursement per surgical case at FSH SA which was driven by an increase in spine and orthopedic cases resulted in an increase in patient services revenue of $3.5 million.

Provision for doubtful accounts increased $0.4 million or 16.7% during the nine months ended September 30, 2014 compared with the first nine months of 2013. Provision for doubtful accounts as a percent of patient services revenue was 4.3% for both the nine months ended September 30, 2014 and 2013.  The increase in the provision is due to higher reserves related to the increase in revenue of $0.4 million.

Management fees from affiliates decreased $0.9 million or 18.0% during the nine months ended September 30, 2014 compared with the first nine months of 2013. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes in the first nine months of 2014 compared to 2013 along with unplanned closures due to inclement weather in the first quarter of 2014 resulted in a decrease of $0.5 million. An agreement to lower our management fees beginning in June 2013 at one of our managed hospitals resulted in a decrease of $0.4 million.

Other revenue was increased $0.5 million or 13.2% during the nine months ended September 30, 2014 compared with the first nine months of 2013. Increases in other revenue in the first nine months of 2014 compared to 2013 include:

•

$1.0 million in revenue earned during the first six months of 2014 from the sleep center management fees earned at our legacy Graymark hospital outreach locations, there is no revenue included from the hospital outreach locations during the first half of 2013 as a result of the reverse acquisition recorded on July 22, 2013;

•	$0.1 million in higher sleep center management fees in the third quarter of 2014 compared to the third quarter of 2013 due to higher volumes; and
•

$1.9 million related to the change in accounting for one of our ASC locations from the equity method to the cost method due to our determination on December 31, 2013 that we no longer had significant influence over this ASC.

The offsetting decrease in other revenue is due to:

•	the receipt of $1.9 million of Meaningful Use payments EEPPMC in the second quarter of 2013, no meaningful use payments were received in 2014;
•	higher cost report reconciliation payments of $0.3 million in 2013; and
•	a $0.3 million distribution from our minority owned hospital in Houston, Texas received in the first quarter of 2013. We have not received a distribution from that facility in 2014.

Income from equity investments in affiliates decreased $2.5 million or 55.6% during the nine months ended September 30, 2014 compared with the first nine months of 2013. A change in accounting method for one of our ASC’s from the equity method to the cost method resulted in the distributions from that location being booked as other revenue in 2014 resulting in a decrease of $1.4 million. Lower earnings at our ASC’s primarily related to lower volumes and average reimbursement levels at one of our ASC’s in Pennsylvania resulted in a decrease of $0.6 million and lower earnings at a non-majority owned surgical hospital resulted in a decrease of $0.5 million.

Salaries and benefits increased $2.5 million or 12.6% to $22.3 million from $19.8 million during the nine months ended September 30, 2014, compared with the first nine months of 2013. The increase in salaries and benefits was primarily due to:

—	$1.0 million of stock compensation expense;
—	$0.8 million of salaries and benefits at legacy Graymark;
—	$0.6 million due to increased salaries and benefits resulting from a combination of normal annual salary increases and increased personnel required to manage our expanding hospital operations; and
—

$0.5 million increase at FSH SA related to incremental administrative salaries during the transition to a new Chief Executive Officer at FSH SA and the increase in case volumes, offset by a $0.4 million decrease at EEPPMC due to improved staffing efficiency.

Supplies expense increased $0.4 million or 2.4% to $17.4 million from $17.0 million during the nine months ended September 30, 2014, compared with the first nine months of 2013. The increase is due to a $1.7 million increase at FSH SA driven by higher surgical case volumes compared to the first nine months of 2013, offset by a $1.3 million decrease at EEPPMC related to lower overall surgical case volumes and improved pricing compared to the first nine months of 2013.

Other operating expenses increased $4.3 million or 17.6% to $28.8 million from $24.5 million during the nine months ended September 30, 2014, compared with the first nine months of 2013. The increase in other operating expenses was primarily due to:

—	$0.8 million in increased facility lease expense and higher professional fees primarily related to increased audit and legal fees;
—	$1.5 million of other operating expenses at legacy Graymark; and
—	$2.0 million in professional fees related to the new laboratory services EEPPMC.

Impairment of goodwill – We recorded goodwill associated with the reverse acquisition related to legacy Graymark of $20,847,608. We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill. We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.  We did not have an impairment of goodwill in the first nine months of 2014.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $0.6 million in the nine months ended September 30, 2014 compared to the first nine months of 2013. The increase was primarily due to $0.2 million related to additional information technology assets at our corporate offices and medical equipment assets at EEPPMC and FSH SA and $0.4 million of depreciation and amortization at legacy Graymark.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense was $1.3 million and $1.5 million in the nine months ended September 30, 2014 and 2013. The decrease is related to the impact of the BankSNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt.

Benefit for income taxes was $0.9 million for the nine months of 2014. Prior to July 22, 2013, FSA’s member had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law. Therefore, taxable income or loss is reported to the individual member for inclusion in its respective tax returns and no provision for federal and state income taxes is included in our consolidated financial statements for periods prior to July 22, 2013. We have included pro forma income information in our consolidated statements of operations that provides an adjustment for income tax expense as if FSA and FSHA had been a C Corporation prior to July 22, 2013 at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition. The results from our discontinued operations for the nine months ended September 30, 2014 are summarized below:

2014
Revenue	$123,728
Net loss before taxes	$(812,247)
Income tax benefit	191,424
Net loss from discontinued operations, net of tax	$(620,823)

Noncontrolling interests were allocated $2.1 million of net income during the nine months ended September 30, 2014 compared to the first nine months of 2013 when noncontrolling interests were allocated a net income of $1.5 million. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

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

	Gross	Tax	Net
Attributable to Foundation Healthcare	$7,864,051	$(2,991,305)	$4,872,746
Attributable to noncontrolling interests	3,272,070	(1,177,214)	2,094,856
Total extraordinary gain	$11,136,121	$(4,168,519)	$6,967,602

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

We did not have an extraordinary gain in the first nine months of 2014.

Net loss attributable to Foundation Healthcare. Our operations resulted in a net loss of $2.7 million during the nine months ended September 30, 2014, compared to net loss of $15.9 million during the first nine months of 2013.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings. As of September 30, 2014, our liquidity and capital resources included cash and cash equivalents of $3.6 million and working capital of $1.3 million. As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $4.2 million and working capital deficit of $15.0 million.

Cash provided by operating activities from continuing operations was $2.4 million during the nine months ended September 30, 2014 compared to the first nine months of 2013 when operating activities from continuing operations provided $5.1 million. During the nine months ended September 30, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss increased by non-cash items) of $5.8 million and increases in accrued liabilities and other liabilities totaling $6.9 million. During the nine months ended September 30, 2014, the primary uses of cash from continuing operations, were increases in accounts receivables and other current and noncurrent assets totaling $6.2 million and a decrease in accounts payable and other current liabilities of $4.1 million. During the nine months ended September 30, 2013, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss decreased by non-cash items) of $1.3 million and increases in accounts payable, accrued liabilities, and other current and long term liabilities of $10.2 million.  The primary use of cash from operating activities from continuing operations in the first nine months of 2013 was an increase in accounts receivable and other current and long term assets of $6.4 million.

Cash used by operating activities from discontinued operations for the nine months ended September 30, 2014 and 2013 was $0.5 million and $0.4 million, respectively.

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2014 was $0.4 million compared to the first nine months of 2013 when investing activities from continuing operations provided $1.8 million. Investing activities during the first nine months of 2014 were primarily related to distributions received from equity investments of $2.0 and proceeds from the sale of an equity investment of $0.2 million which were offset by purchases of property and equipment of $1.8 million. Investing activities during the first nine months of 2013 were primarily related to distributions received from equity investments of $4.5 million, cash received in the extraordinary gain transaction of $0.4 million cash received in the disposal of property and equipment of $0.2 million which were offset by purchases of property and equipment of $3.5 million.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2014 was $1.1 million compared to the first nine months of 2013 when financing activities from continuing operations used $0.6 million. During the nine months ended September 30, 2014 and 2013, we received debt proceeds of $29.1 million and $12.2 million, respectively, and we made debt payments of $24.6 million and $5.4 million, respectively. During the nine months ended September 30, 2014 and 2013, we made distributions to noncontrolling interests of $2.9 million and $0.1 million, respectively. During the nine months ended September 30, 2014 and 2013, we paid preferred noncontrolling dividends of $0.6 million and $0.9 million, respectively. During the nine months ended September 30, 2013, we made distributions to FHA (prior to the reverse acquisition on July 22, 2013) of $0.8 million. During the nine months ended September 30, 2013, we had proceeds from the sale of common stock and preferred noncontrolling interests of $0.4 million and $7.5 million, respectively.

Cash used by financing activities from discontinued operations for the nine months ended September 30, 2014 and 2013 consisted of debt payments of $4.1 million and $0.3 million, respectively.

As of September 30, 2014, we had an accumulated deficit of $38.4 million, cash and cash equivalents of $3.6 million and working capital of $1.3 million. During the nine months ended September 30, 2014, we generated a net loss attributable to Foundation Healthcare of $2.7 million and generated $ 2.4 million in cash flow from operating activities from continuing operations. On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution of the SNB Credit Facility. The SNB Credit Facility includes a Term Loan in the amount of $27.5 million and a Revolving Loan in the amount of $2.5 million. We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of September 30, 2014 our Senior Debt Ratio was 1.79.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of September 30, 2014, our Senior Debt Service Coverage Ratio was 2.09.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of September 30, 2014, our Adjusted Senior Debt Service Coverage Ratio was 1.31.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at September 30, 2014 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$255,991	$—	$—	$—	$255,991
Long-term debt (1)	5,242,698	10,397,844	9,292,225	7,313,236	32,246,003
Operating leases	11,890,815	24,599,851	23,867,764	87,141,807	147,500,237
Other long term liabilities	30,000	17,500	—	—	47,500
Preferred noncontrolling interest (2)	1,653,000	9,183,496	53,866	—	10,890,362
Total	$19,072,504	$44,198,691	$33,213,855	$94,455,043	$190,940,093

(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

Revenue recognition and accounts receivable – We recognize revenues in the period in which services are performed and charged. Accounts receivable primarily consist of amounts due from third-party payors and patients. Our ability to collect outstanding receivables is critical to its results of operations and cash flows. Amounts we receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than our established billing rates. Additionally, to provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Accordingly, the revenues and accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received.

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

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for us for the 2016 annual period. We have determined that the adoption of these changes will not have an impact on our consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

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

Description and Remediation of Material Weaknesses in Internal Controls over Financial Reporting

The internal controls at Foundation did not include sufficient independent internal review and approval of critical accounting schedules used in the preparation of financial statements. In addition, the internal controls at Foundation did not include sufficient review and approval of the accounting impact and treatment of material contracts and agreements. During the third quarter of 2014, we completed the remediation of these material weaknesses by establishing review and approval procedures that extend to the operations of Foundation. Specifically, we engaged a consultant to assist us in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate independent review and approval of critical accounting schedules and the independent review and assessment of the accounting treatment of material contracts and agreements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described in the above paragraph.

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

On June 30, 2014, we completed a refinancing of substantially all of our outstanding indebtedness through the execution a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility provides for a term loan in the principal amount of $27.5 million, referred to as the Term Loan, and a revolving line of credit of $2.5 million, referred to as the Revolving Loan, for total principal of $30 million. We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months. However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds, including through debt or equity financings. These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a bank credit facility of approximately $30 million and we may not maintain compliance with certain financial covenants.

Under the Loan Agreement covering the SNB Credit Facility and commencing with the calendar quarter ending September 30, 2014 and thereafter during the term of the SNB Credit Facility, based on the latest four rolling quarters, we agreed to continuously maintain compliance with the following financial covenants (collectively referred to as “Debt Ratios”):

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter.

As of September 30, 2014, we are in compliance with the Debt Ratios. The Debt Ratios are calculated using the latest four rolling quarters. Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter. Based on our projected financial results, we believe we will maintain compliance with the Debt Ratios. If we are unsuccessful in achieving compliance with the Debt Ratios, there is no assurance that our lenders will waive or delay the requirement.

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

As a result of increased reviews from third party payors of claims for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to third party payors for payment for our services.  These post-payment reviews are increasing as a result of cost containment initiatives, including enhanced medical necessity reviews, managed care arrangements and audits of claims.  Third party payors have also targeted out of network providers with allegations of over billing and sought to obtain claw backs of payments made.  The claims review strategies used by the third party payors generally include a review of high dollar claims, including inpatient hospital claims, facility fees and surgical fees.  As a result a large majority of the total amounts recovered by third party payors has come from large providers and hospitals.  Any such audit or investigation could have a material adverse effect on the results of our operations.

In this regard, two of our subsidiaries, Foundation Surgery Affiliates, LLC and Foundation Surgery Management, LLC and our Huntingdon Valley, Pennsylvania ASC, Huntingdon Valley Surgery Center, are currently defendants in a lawsuit in the United States District Court for the Eastern District of Pennsylvania initially filed by Aetna Life Insurance Company, or Aetna, on June 5, 2013 and amended on December 2, 2013.  Aetna seeks an accounting, damages in excess of $150,000 and injunctive relief related to, among other things, allegedly improper referral inducements to physicians, waivers of deductibles and other payments, and non-disclosures by physicians of their ownership interest in the Huntingdon Valley ASC with respect to Aetna patients such that patients would utilize out-of-network providers at excessive cost to Aetna.

We and our healthcare facilities are involved from time to time in lawsuits, claims and investigations, and we may be subjected to actions brought by the government under anti-fraud and abuse provisions under the False Claims Act, any of which could result in substantial costs, divert management’s attention, adversely affect our business condition, or harm our reputation, regardless of their merit or outcome.

Because of the nature of our business, we and our healthcare facilities are involved from time-to-time in lawsuits, claims, audits and investigations, including “qui tam” cases under the False Claims Act and subpoenas and investigations by the DOJ and the OIG, such as those arising out of services provided, arrangements with physicians, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. Any of these lawsuits, claims, audits or investigations could result in substantial costs, divert management’s attention, adversely affect our business condition, or harm our reputation, regardless of their merit or outcome.

In addition, over the past several years, the federal government has accused an increasing number of healthcare providers of violating the federal False Claims Act which prohibits providers from, among other things, knowingly submitting false claims for payment to the federal government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. The “qui tam” or “whistleblower” provisions of the False Claims Act allow private individuals to bring actions under the False Claims Act on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the federal False

Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties ranging between $5,500 and $11,000 for each separate false claim. The statute of limitations for billing errors can extend to up to ten years. Since our facilities jointly perform thousands of similar procedures, should any allegations of billing error with payment from Medicare or Medicare occur, it could have a material adverse effect on our business and result in civil or criminal penalties. Qui tam cases are initially sealed by the court when they are filed. The only parties that are initially aware a qui tam action has been filed are the whistleblower, the federal government and the court in which the matter was filed. Therefore, it is possible for qui tam lawsuits to be filed against us or our facilities, and possibly without our knowledge.

There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, submitting false cost reports, and providing care that is not medically necessary or that is substandard in quality. Under the ACA, any overpayment by Medicare or Medicaid received by our facilities must be reported and repaid within sixty days of when it was identified as an overpayment. Failure to report and submit repayment within this time period may subject the facility or facilities not in compliance to FCA action. The ACA also provides that claims submitted in connection with patient referrals that result from violations of the Anti-kickback Statute constitute false claims for the purposes of the federal False Claims Act, and some courts have held that a violation of the Stark law can result in False Claims Act liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Although we intend and will endeavor to conduct our business in compliance with all applicable federal and state fraud and abuse laws, many of these laws are broadly worded and may be interpreted or applied in ways that cannot be predicted. Therefore, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to be in compliance with applicable fraud and abuse laws. Should any of our facilities be found liable of violating the FCA, it could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cashless Stock Grant Vesting. During the three months ended September 30, 2014, we acquired, by means of net share settlements, 19,116 shares of Foundation common stock, at prices ranging from $0.42 to $0.44 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

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
Date: November 14, 2014
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2014
	By:	/S/ GRANT A. CHRISTIANSON
Grant A. Christianson
Chief Accounting Officer
(Principal Accounting Officer)
Date: November 14, 2014