Form 10-K
period 2014-12-31
Foundation Healthcare, Inc.
filed 2015-03-31
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2014, the aggregate market value of Foundation Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price, or the average bid and asked price) was approximately $3,034,000.

As of March 31, 2015, 17,323,048 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2014 of the Registrant’s Annual Shareholders’ Meeting are incorporated by reference to Part III of this Report on Form 10-K.

FOUNDATION HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements”.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties.  Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with government regulations.  We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about:  future financial performance and condition; future liquidity and capital resources; future cash flows; existing debt; our business strategy and operating philosophy; effects of competition in our markets; costs of providing care to our patients; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national healthcare reform; other income from electronic health records (“EHR”); the impact of accounting methodologies; industry and general economic trends; patient shifts to lower cost healthcare plans which generally provide lower reimbursement; reimbursement changes; patient volumes and related revenues; claims and legal actions relating to professional liabilities; governmental investigations and voluntary self-disclosures; and physician recruiting and retention.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves”  refer collectively to Foundation Healthcare, Inc. and its subsidiaries.

ii

PART I

Item 1.	Business.

Company Overview

We are organized under the laws of the state of Oklahoma and we own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry.  Today, our network consists of five surgical hospitals, eight ambulatory surgical centers (ASCs) and three hospital outpatient departments (HOPDs) in the Southeastern United States.  Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities, including facilities where we currently own an interest.  ASCs affiliated with surgical hospitals are known as HOPDs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale.  We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related pre and post-operative outpatient services will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction.

In addition to increasing our ownership interests in our network, opportunities exist for us to grow our business strategically and profitably by:

•	Leveraging our existing staffing models, scheduling software, clinical systems, tracking software and medical protocols to improve operating efficiencies and patient outcomes at our facilities,
•	Providing new high value pre- and post-surgical procedures to better meet patient needs and to drive our revenue growth, and
•	Expanding the number of mutually beneficial relationships with key physicians in our markets.

The market for specialized surgical facilities is highly-fragmented with approximately 5,250 ambulatory surgical centers performing approximately 22 million outpatient surgeries in the United States in 2012.  As no companies currently control a meaningful share of the market, we believe there are many opportunities for us to acquire new surgical facilities and to improve their operating metrics using our proven systems.  Our facilities currently provide care for patients seeking general surgeries and specialty surgeries such as orthopedics, neurosurgery, pain management, podiatry, gynecology, optometry, gastroenterology and pediatric ENT (tubes/adenoids).  Our surgical facilities also provide wound care, sleep management, radiology, imaging and other ancillary services.  We continue to expand our service offerings at our surgical hospitals to include additional imaging, intraoperative monitoring, robotic surgery, and physical therapy services.  A key component of our success has been our strong relationships with over 300 quality physician partners.  We believe our continued emphasis on physician satisfaction and productivity will continue to position us competitively in the future.

In 2014, our majority owned facilities performed approximately 6,095 outpatient and 1,772 inpatient surgeries.  Our procedure rates experienced strong growth as reflected in net patient services revenues of $91.1 million in 2014, up from $77.4 million in 2013.  We anticipate demand for the types of surgeries performed at our facilities to grow in light of:

•	An aging U.S. demographic;
•	A preference for short-stay surgeries;
•	Technology improvements allowing more surgeries to be performed less invasively;
•	An expanding population of patients with health insurance who can now afford surgery; and
•	Incentives provided by Medicare and private insurers to perform surgeries at facilities such as ours rather than general acute care hospitals given the lower relative costs.

Our Surgical Facilities

Today, we own at least 51% of two surgical hospitals located in San Antonio and El Paso, Texas which are reflected in our financials as our Consolidated Hospitals.  We maintain minority interests in three hospitals in Texas and Oklahoma and eight ASCs in five states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates.  We also have an interest in three HOPDs through our investment in the Sherman and Edmond hospitals.  We have a management contract with one ASC in Baton Rouge, Louisiana in which we have no ownership interest.  We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to substantially all of our Equity Owned Facilities.  We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations.  We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	4	51.00%	Yes	n/a
El Paso, Texas	71	6	55.38%	Yes	n/a
Equity Owned Hospitals:
Sherman, Texas	38	4	20.00%	Yes	6/1/2016
Houston, Texas	26	10	20.00%	No	n/a
Edmond, Oklahoma	42	3	8.00%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	31.94%	Yes	9/30/2017
Frederick, Maryland	20	4	20.10%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.00%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.00%	Yes	3/5/2016
Huntingdon Valley, Pennsylvania	22	4	20.00%	Yes	Monthly
Houston, Texas	15	4	10.00%	Yes	2/28/2016
Houston, Texas	19	4	10.00%	Yes	12/31/2018
Nacogdoches, Texas	9	3	12.50%	Yes	Monthly
Equity Owned HOPDs:
Sherman, Texas	(a)	4	(b)	Yes	6/1/2016
Sherman, Texas	(a)	2	(b)	Yes	6/1/2016
Oklahoma City, Oklahoma	(c)	5	(d)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.00%	Yes	Monthly
(a)	The 38 physician partners in our hospital in Sherman also participate in these HOPDs through the hospital’s 100% ownership of these HOPDs.
(b)	These HOPDs are 100% owned by our hospital in Sherman, Texas.
(c)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(d)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.

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

Reverse Stock Split

At our annual meeting of stockholders held on May 12, 2014, our stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse split of our common stock at a ratio between 1-for-3 to 1-for-10 shares.  Our stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to our amended and restated certificate of incorporation.  Our board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, we amended our amended and restated certificate of incorporation to effect a 1-for-10 reverse split of our common stock, or the Reverse Split. All share and per share numbers included in this annual report give effect to the Reverse Split.

New Equity Owned Hospital

On January 1, 2015, Foundation Surgery Affiliates of Northwest Oklahoma City, LLC, or FSA OKC, our Equity Owned ASC located in Oklahoma City, Oklahoma was sold to Summit Medical Center LLC, or Summit Hospital, in exchange for unit ownership in Summit Hospital.  As part of the transaction, the units of Summit Hospital were distributed to the individual FSA OKC investors including us.  As a result of the transaction, we now hold an 8% ownership interest in Summit Hospital. In addition, the ASC facility in Oklahoma City is now operated as an HOPD for Summit Hospital.

Redemption of Minority Interest in Chevy Chase

The Master Agreement covering our ownership in the ASC located in Chevy Chase, Maryland, referred to as Chevy Chase, includes a redemption feature that allows the majority owner of Chevy Chase to purchase our 18% interest in Chevy Chase for $178,000.  In January 2014, we received notice from the majority owner that it intended to exercise its right to purchase our interest.  On October 1, 2014, we completed the sale of our interest in Chevy Chase.  Based on these facts, we concluded that we no longer have significant influence over Chevy Chase and, effective December 31, 2013, began accounting for Chevy Chase using the cost method of accounting versus the equity method previously used.  During the year ended December 31, 2014, we received $1.9 million in cash distributions from Chevy Chase.

The Foundation Acquisition

On July 22, 2013, we acquired 100% of the interests in Foundation Surgery Affiliates, LLC, or FSA, and FSA’s consolidated variable interest entity, Foundation Surgical Hospital Affiliates, LLC, or FSHA, from Foundation Healthcare Affiliates, LLC, or FHA, in exchange for 11,450,000 shares of our common stock (retroactively adjusted for the Reverse Split) and a promissory note in the amount of $2,000,000, which we refer to as the Foundation Acquisition.  We also assumed certain debt and other obligations of FHA in the amount of $1,991,733.  The promissory note bore interest at a fixed rate of 7% and was paid in full on October 15, 2013.  As of December 31, 2014, FHA owns 66% of our common stock.

For accounting purposes, the acquisition of FSA was accounted for as a reverse acquisition and as a result, the historical operating results included in our consolidated financial statements for the periods prior to July 22, 2013 represent those of FSA.  The historical financial statements of FSA have been adjusted for the effect of the recapitalization that occurred as a result of the reverse acquisition.  Prior to July 22, 2013, FSA’s members had elected to have FSA’s income taxed as an S Corporation under provisions of the Internal Revenue Code and a similar section of the state income tax law.  Therefore, taxable income or loss was reported to the individual members for inclusion in their respective tax returns and no provision for federal and state income taxes was included in the consolidated financial statements of FSA for periods prior to July 22, 2013.  We have included pro forma income information in our consolidated statements of operations of FSA that provides an adjustment for income tax expense as if FSA and FSHA had been C Corporations prior to July 22, 2013, at an assumed combined federal and state effective tax rate of 38%, which approximates the calculated statutory tax rates for the periods.

Discontinued Operations

During 2013 and in conjunction with shifting our focus to surgical hospitals following the Foundation Acquisition, we sold or closed all of our freestanding sleep diagnostic and sleep therapy facilities.  These facilities were located in Oklahoma, Texas, Nevada, Kansas, Missouri and Iowa.  These sites have been identified as “held for sale,” and as a result, their related assets, liabilities, results of operations and cash flows have been classified as “discontinued operations” in our consolidated financial statements.

Company History

Our Company was originally incorporated in Oklahoma on August 18, 2003 under the name “Graymark Productions, Inc.,” and later changed its name to “Graymark Healthcare, Inc.” on December 31, 2007 and then changed its name to “Foundation Healthcare, Inc.” on December 2, 2013. Our existing focus on surgical facilities began with the Foundation Acquisition on July 22, 2013.  From January 2008 through July 2013, our primary focus had been providing sleep disorder solutions, a business we entered when our predecessor company, Graymark Productions Inc., acquired ApothecaryRx, LLC, and SDC Holdings, LLC, collectively referred to as the “Graymark Acquisition.”  For financial reporting purposes, Graymark was deemed acquired by ApothecaryRx, LLC and SDC

Holdings, LLC (even though Graymark remained the legal entity of the combined organization following the Graymark Acquisition). In conjunction with the Graymark Acquisition, all former operations of Graymark Productions were discontinued.  On December 6, 2010, we completed the sale of substantially all of the assets of ApothecaryRx.

Surgical Healthcare Market and Opportunity

According to the American Hospital Association, from 1992 to 2012 outpatient surgeries increased from approximately 52% of total surgery volumes to 61%.  One of the main features of healthcare reform in the United States is that healthcare providers are being required to contain costs while generating better clinical outcomes.  We believe that such cost and performance measures have contributed to the significant shift in the delivery of surgical services away from general acute care hospitals to more cost-effective alternate sites, including ASCs, HOPDs and surgical hospitals; which reflects the benefits these facilities provide to the key participants within the healthcare system:

•

Physicians.  Access to state-of-the-art facilities and equipment; scheduling efficiencies that maximize time in surgery and avoid delays; ability to perform a greater number of less-invasive surgical procedures; and more productive time focused on patients and surgeries rather than practice management.

•

Patients.  A relaxed and less institutional atmosphere as compared with traditional acute care hospitals; more convenient scheduling, admissions and discharge; less likelihood of surgical delays; lower risk of hospital-acquired infections; better outcomes; and lower payments.

•

Payors.  Lower procedural and other costs related to surgeries; lower risk of infections due to reduced length of hospital stay or outpatient procedures; and improved patient outcomes and greater patient satisfaction.

At traditional acute care facilities, unplanned medical emergencies can result in the postponement or delay of scheduled surgeries, disrupting both physicians’ practices and inconveniencing patients.  Due to the non-emergency nature of the procedures performed at surgical hospitals and ASCs, these facilities are able to improve the work environment, simplify scheduling and enhance physician efficiency.

New surgical techniques and technology, most notably minimally invasive surgical techniques, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgical hospitals and ASCs and have helped drive the growth in outpatient surgery.  Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures.  Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases.  In addition, some states in the United States, including Oklahoma, Maryland, Ohio and Texas, permit ASCs to keep patients for up to 23 hours, allowing more complex surgeries, previously only performed in an inpatient setting, to be performed in an ASC.

Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement.  Many of these programs have shifted additional financial responsibility to patients through higher co-payments, higher deductibles and higher premium contributions.  We believe that surgery performed at a surgical hospital or an ASC is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

Our Competitive Strengths

While we cannot predict how changes in healthcare reimbursement trends will impact our business, we believe we are well positioned by the following competitive strengths:

Quality low cost provider.  The delivery of healthcare will continue to be directed to low cost venues.  As a result of our focus on operating efficiencies, we have been able to contain our costs in providing patient services.  We believe our comparatively low rates, coupled with our ability to provide high quality services with less overhead, will position us competitively.

Experienced management team.  Our senior management has, on average, over 21 years of experience in the healthcare industry and extensive knowledge of the growth opportunities where we operate.  These seasoned executives bring expertise in financial, operational, legal, regulatory and strategic development.  Additionally, many members of our senior management team have significant experience working for our Company.

Established systems infrastructure.  Our current sophisticated information systems and analytical tools, business office support, reporting, and purchasing power create an excellent platform for continued growth without significant additional investment.  We believe there is an opportunity for us to acquire additional facilities and to overlay our systems, thereby enabling us to add new revenue with only modest incremental increases in expenses.

Ability to identify, structure and integrate acquisitions.  Our teams of experienced operations and financial personnel conduct a review of all aspects of an acquisition target’s operations, including (1) the quality and reputation of the physicians affiliated with the facility, (2) the market position of the facility and the physicians affiliated with the facility, (3) the facility’s payor contracts and case mix, (4) competition and growth opportunities in a market, (5) the facility’s staffing and supply policies, (6) an assessment of the facility’s equipment, and (7) opportunities to improve operational efficiencies.  We also have a dedicated team experienced in negotiating deal terms and in integrating the acquired facilities.

Barriers to entry.  Congress passed restrictions on the creation of new surgery hospitals that have physician ownership beginning in 2010.  We believe having physician owners in our facilities creates an enhanced level of loyalty and a general commitment to cost containment and practice growth.  Ownership also aligns our interests with those of our physician partners.  All of our managed hospitals are “grandfathered” and therefore permitted to have physician owners.  As we believe physician ownership represents a competitive advantage, our growth strategy will target surgical hospitals that we can own in partnership with physicians.

Our Growth Strategy

We have strong skills in the acquisition, development and operation of surgical facilities and ASCs.  The key components of our strategy are:

Acquire majority stakes in new surgery hospitals and ASCs.  We believe that increasingly, surgical facility owners and physicians are seeking to affiliate with experienced operators with access to capital, management expertise, payor contracting experience and other resources.  Our in-house acquisition team has identified numerous facilities that we believe could be excellent candidates for acquisition.  In addition, we seek to identify ASCs, imaging facilities and other ancillary services that can be affiliated with our surgical hospitals allowing us to leverage our regional knowledge, expand our brand, grow our revenue base, and improve overall operating efficiencies.  We seek to use our sophisticated information systems, support capacity, development capabilities, managed care expertise and analytics to become an industry consolidator.

Expand our relationships with physician partners as well as non-owner physicians to maximize the utilization of our facilities.  High-performing physicians are critical to our operating model, and we constantly strive to expand our affiliations with top-performing surgeons.  We market our facilities to physicians by emphasizing (i) the high level of patient and physician satisfaction, (ii) the high quality of our services and patient outcomes, and (iii) the numerous services we offer to make our physicians more productive while minimizing their administrative burdens.  We work with our physician partners to identify qualified non-owner physicians to use our facilities to increase our throughput and operating margins.  We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners, non-owner physicians, and referring physicians.

Provide more ancillary services.  We seek to enhance the service offering by making new pre- and post-surgery procedures and services available to our patients.  These services will expand our potential revenue, more fully satisfy patient needs and enhance the patient’s continuum of care.  Currently, many of our surgical facilities offer some of these ancillary services, and our strategy is to expand our services through direct ownership and affiliations with other service providers in order to offer a full continuum of services throughout our network.

Sources of Revenue

Our patient services revenues are derived from the fees charged for surgical and other ancillary procedures performed in our Consolidated Hospitals.  Our facility fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physician that performs the surgical procedure.  Revenue is recorded at the time services are rendered to a patient and billings for such procedures are typically done in about five to seven days.  It is our policy to collect patient co-payments and deductibles at the time the surgery and other services are performed.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.  Our billing and accounting systems provide us historical trends of each surgical facility’s cash collections and contractual write-offs, accounts receivable aging and established fee adjustments from third-party payors.  These estimates are recorded and monitored monthly for each of our facilities as revenue is recognized.  Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our facilities perform and bill for limited types of procedures. The range of reimbursement for those procedures within each facility specialty is very narrow and payments are typically received within 15 to 45 days of billing.

Our facilities depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  A modest amount of our revenue is received from payments made by patients.  Patients generally are not responsible for any difference between customary hospital charges and amounts reimbursed for the services under Medicare, Medicaid, private insurance plans, HMOs or PPOs, but patients are responsible for services not covered by these plans, exclusions, deductibles or co-payment features of their coverage.  The amount of exclusions, deductibles and co-payments has been generally increasing each year as employers have been shifting a higher percentage of healthcare costs to employees.

Our revenues from Equity Owned Facilities, also known as Affiliates, are derived from management fees for services provided under management contracts.  As compensation for our management services, the hospitals and ASCs are charged management fees which are either fixed or are based on a percentage of the Affiliate’s cash collected or the Affiliate’s net revenue.  In addition, we own equity interests in all of our surgical hospitals and ASCs except for one, and we record our pro-rata share of the earnings of the affiliates in which we exhibit significant influence.  We do not exhibit significant influence in one of our equity owned hospitals and one of our ASCs and therefore we record revenue from these facilities on a cash basis which is included in other revenue.

Our revenues by type and payor and the respective percentages of revenues and equity in earnings of affiliates during 2014 and 2013 were as follows:

	2014		2013
	Amount	Ratio	Amount	Ratio
Patient services:
Commercial payors	$67,476,640	64%	$51,598,042	54%
Medicare	23,446,169	22	22,672,299	25
Medicaid	1,220,751	1	2,590,148	3
Patient self-pay	4,076,186	4	4,261,313	5
Provision for doubtful accounts	(5,118,194)	(5)	(3,755,035)	(4)
Net patient services revenues	91,101,552	87	77,366,767	83
Management fees from affiliates	5,394,665	5	6,347,315	7
Other	5,361,932	5	3,493,577	4
Revenues	101,858,149	97	87,207,659	94
Equity in earnings of affiliates	2,979,293	3	5,885,188	6
Revenues and equity in earnings of affiliates	$104,837,442	100%	$93,092,847	100%

Commercial Payors

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers.  Our revenues from commercial payors were approximately $67.5 million, or 66% of total revenues for the year ended December 31, 2014.  To attract additional volume, most of our hospitals offer discounts from established rates to certain large group purchasers of healthcare services.  These discount programs often limit our ability to increase rates in response to increasing costs.  Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

In some cases, our hospitals do not have written contracts prior to providing services, commonly known as “out-of-network” services.  Our out-of-network third-party payors have traditionally paid for our services at a percentage of their allowed rates.

Medicare

Our revenues from Medicare were $23.4 million, or 23% of total revenues for the year ended December 31, 2014.  Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease.  Our managed hospitals are currently certified as providers of Medicare services.  Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided.  Since 2003, Congress and the Centers for Medicare and Medicaid Services (the “CMS”) have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act (the “ACA”) continue to be implemented.

Both of our Consolidated Hospitals have been, and continue to be, licensed Medicare providers and hence eligible to receive payment through a number of Medicare systems.  Our hospitals receive reimbursement for inpatient services under Medicare’s

Inpatient Prospective Payment System.  Under this system, a hospital receives a fixed amount as reimbursement for inpatient hospital services based on each patient’s final assigned Medicare severity diagnosis-related group, or MS-DRG.

Each federal fiscal year (which begins October 1), MS-DRG rates are updated and their weights are recalibrated.  The index to update the MS-DRGs known as the “market basket” gives consideration to the inflation experienced by hospitals as well as entities outside the healthcare industry in purchasing goods and services.  For the past several years, however, the percentage increases to the prospective payment rates have been generally lower than the percentage increases in the costs of goods and services for hospitals.  Further, the ACA introduced new limitations on the increase in the market basket.  Our surgical hospitals generally focus on performing outpatient procedures and perform a relatively low number of Medicare inpatient cases.

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

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were $1.2 million, or 1% of total revenues for the year ended December 31, 2014.  Medicaid programs are jointly funded by federal and state governments.  As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state.  Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates.  Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services.

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

These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs.  It generally takes years to settle audits of these cost reports.  These audits are used for determining if any under- or over-payments were made by payors under these programs, setting payment levels for future years and detecting fraud.  Providers are required to make certain certifications with these cost report submissions, including that they are in compliance with law.  Such certifications, if incorrect and submitted knowingly or recklessly, may result in a False Claims Act, or FCA, liability.

Patient Self-Pay

Patient self-pay revenues are derived from patients who do not have any form of healthcare coverage.  Our revenues from self-pay patients were approximately $4.1 million, or 4% of total revenues for the year ended December 31, 2014.  The revenues associated with self-pay patients are generally reported at our gross charges.  We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs.

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  Our provision for doubtful accounts had the effect of reducing total revenues by $5.1 million, or 5% of total revenues for the year ended December 31, 2014.

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

Management Fees from Affiliates

Our management fees from affiliates were $5.4 million, or 5% of total revenues for the year ended December 31, 2014.  We have entered into agreements with most of our Equity Owned Facilities to provide management services, which basically include a variety of administrative services.  In addition, we have a management agreement with an ASC in which we don’t own an equity interest.  As compensation for these services, the hospitals and ASCs are charged management fees which are either fixed or are based on a percentage of the Affiliate’s cash collected or the Affiliate’s net revenue.  The percentages range from 2.25% to 6.0%.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates in which we own non-controlling interests were $3.0 million for the year ended December 31, 2014.  We account for our investments in Equity Owned Facilities over which we exhibit significant influence, but not control, in accordance with the equity method of accounting.  We do not consolidate our equity method investments, but rather we measure them at their initial costs and then subsequently adjust their carrying values through income for our respective shares of the earnings or losses during the period.

Competition for Patients and Partners

In all of our markets, our facilities compete with other providers, including major acute care hospitals, other surgical hospitals, HOPDs and ASCs. General acute care hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ inpatient and outpatient practices. However, we believe that, in comparison to acute care hospitals, our surgical hospitals, HOPDs and ASCs compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs and a more comfortable environment for the patient.

We compete with other providers in our markets for patients, physicians and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We believe that our relationships with our hospital partners enhance our ability to compete for managed care contracts. We also encounter competition with other companies for acquisition and development of facilities and for strategic relationships with physicians.

There are several companies, both public and private, that have been acquiring and developing freestanding multi-specialty surgical hospitals and ASCs. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgical hospitals and ASCs are price, experience, reputation and access to capital. Further, many physician groups develop ASCs without a corporate partner and this presents a competitive threat to our company.

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

Licensure, Certificate of Need and Change of Ownership Regulations

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition, relocation, change of ownership or change of control of existing facilities may be reviewable by state regulators under certificate of need, or CON, laws.  A certificate of need is a permit issued by a state health planning authority evidencing the authority’s opinion that a proposed facility or expansion is consistent with the need for the services to be offered by the facility.  States with CON laws often place limits on the number of facilities or operating rooms in a region, or restrict providers’ ability to build, relocate, expand or change the ownership control of healthcare facilities and services.  In some states, approvals are required for capital expenditures exceeding certain specified amounts or involving certain facilities or services, including surgical hospitals and ASCs.  Currently, Maryland is the only state we operate in with CON laws that affect acute hospital beds and ASCs.

Our facilities are also subject to state and local licensing requirements ranging from the quality of care to compliance with building codes and environmental protection laws.  Governmental and other authorities periodically inspect our facilities to assure continued compliance with these regulations.  Failure to comply with these regulations could result in the suspension or revocation of a facility’s license or other penalties. In addition, as of December 31, 2014, all of our managed surgical hospitals and eight of our nine ASCs were accredited by either the AAAHC or DNV, two of the major national organizations that establish standards relating to the property, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities.  Subsequent to December 31, 2014, we disposed of an interest in our Equity Owned ASC in Oklahoma City, Oklahoma in exchange for an interest in Summit Medical Center in Edmond, Oklahoma, decreasing the number of our Equity Owned ASCs from nine to eight and increasing the number of our Equity Owned Hospitals from two to three.  For more information, see “Our Business—Recent Developments—New Equity Owned Hospital.” We have one ASC whose governing board has elected to not be accredited; however, we believe that it meets the requirements for accreditation.  Many commercial payors require facilities to be accredited to be a participating provider under their health plans.

Medicare and Medicaid Programs

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are age sixty-five years or older or who are disabled.  Medicare prospectively determines fixed payment amounts for procedures performed at ASCs.  Medicare reimburses hospitals based on Medicare Severity Diagnosis Related Groups or DRGs.  Hospitals treating more severely ill patients receive greater reimbursements.  These amounts are adjusted for regional wage variations.

To participate in the Medicare program and receive Medicare payments, our facilities must comply with regulations promulgated by CMS.  Among other things, these regulations, known as “conditions for coverage” for ASCs and “conditions of participation” for hospitals, set forth requirements relating to the facility’s equipment, personnel, policies, standards of medical care and compliance with state and local laws and regulations.  All of our managed surgical hospitals and ASCs are certified in the Medicare program and are subject to on-site, unannounced surveys by state survey agencies working on behalf of CMS.  The frequency of on-site hospital and ASC surveys by state survey agencies has increased in recent years.  Failure to comply with Medicare’s conditions for coverage and conditions of participation may result in loss of payment or other governmental sanctions, including termination of participation in the Medicare program.  We have established ongoing quality assurance activities to monitor our facilities’ compliance with these conditions.

Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low-income persons.  State Medicaid programs cover hospital services.  Each state Medicaid program has the option to provide payment for ASC services.  All of the states in which we currently operate provide Medicaid coverage for some ASC services; however, these states may elect to discontinue covering services, and states into which we expand our operations may not cover or continue to cover surgery center services.  Medicaid programs pay us a fixed payment for our services, and the amounts paid vary state to state.

Health Reform Initiatives

There have been numerous legislative and regulatory initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services.  On March 23, 2010, the ACA was signed into law.  The ACA included a number of provisions specific to our facilities as described below.

The ACA represents significant change to the healthcare industry.  The ACA includes provisions designed to change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals, reduced growth in Medicare program spending and the establishment of programs where reimbursement is tied to quality.  The ACA also reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of key provisions of the ACA but struck down provisions that would have allowed the U.S. Department of Health and Human Services (the “HHS”) to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding.  As a result, some states may choose not to implement the Medicaid expansion, and fewer individuals will be covered by a state Medicaid program than would have been covered had the Supreme Court upheld the ACA in its entirety.

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

The ACA established a new Independent Payment Advisory Board or IPAB, which, if a Medicare per capita target growth rate is exceeded, will develop and submit proposals for a Medicare spending reduction to the President and Congress beginning in 2014 for implementation in 2015.  This Board would have the authority to reduce Medicare payments to certain providers, including ASCs.  In addition, the Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment, which currently includes our facilities.  There is strong opposition to the IPAB, and in March 2015, the American Hospital Association urged Congress to repeal the IPAB.

Based on the Congressional Budget Office’s February 2013 projection, the ACA will expand insurance coverage to approximately 27 million individuals currently lacking health insurance by 2022.

However, on July 2, 2013, the U.S. Department of Treasury announced that it will delay for one year the mandatory employer and insurer reporting requirements under the ACA.  Firms with 100 or more full-time equivalents, or FTEs, need to insure 70% of full-time workers by 2015 and 95% by 2016.  Firms with 50 to 99 FTEs must start providing coverage in 2016.  Further, the U.S. Department of Treasury announced on that date that it will delay the implementation of “shared responsibility payments” under the ACA, which are sometimes referred to as the “play-or-pay penalties.” In addition, a number of other delays to, waivers of and exemptions from other provisions of the ACA have been granted by the current Administration.  These delays, waivers and exemptions may reduce the number of individuals to whom coverage will be expanded by 2022 to a number below the projected number; however, the Robert Wood Foundation concluded in May 2014 that there would be no significant reduction.

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

The Anti-Kickback Statute is broad in scope and the applicability of its provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation.  For example, the method by which investors in our limited partnerships or limited liability companies are selected, solicited, and issuances to, and redemptions from, referring physicians and all of our other financial dealings with physicians are subject to regulation by the Anti-Kickback Statute.  Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the ACA provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.

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

On November 19, 1999, the OIG promulgated a safe harbor applicable to ASCs.  The ASC safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met.  More specifically, there are four (4) ASC safe harbors which protect any payment that is a return on an ownership or investment interest to an investor if certain standards are met.  Each safe harbor has its own specific standards that an arrangement must meet in order to rely upon it.  The four (4) ASC safe harbors are: (1) physician-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers and (4) hospital/physician surgery centers.  Set forth below are the requirements that must be met for each safe harbor to be applicable.

For ASCs that are considered “physician-owned surgery centers” and “single-specialty surgery centers,” the following standards, among others, apply:

(1)

all of the investors must either be physicians who are in a position to refer patients directly to the center and perform procedures on the referred patients, group practices composed exclusively of those physicians or investors who are not employed by the entity or by any of its investors, are not in a position to provide items or services to the entity or any of its investors, and are not in a position to make or influence referrals directly or indirectly to the entity or any of its investors;

(2)

at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures that require a surgery center or private specialty hospital setting in accordance with Medicare reimbursement rules; and

(3)

no ownership interests may be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors, or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

For ASCs that are considered “multi-specialty” surgery centers, the following standards, among others, apply:

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

(3)

at least one-third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the surgery center in which the investment is made; and

(4)

no ownership interests may be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors, or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

For ASCs that are considered “hospital/physician” surgery centers, to apply the safe harbor, (1) at least one investor must be a hospital; and (2) all of the remaining investors must be physicians who meet the safe harbor requirements of either: (a) physician-owned ASCs; (b) single–specialty ASCs; or (c) multi–specialty ASCs.  Additionally, the following eight (8) standards, among others, must be met:

(1)

The terms on which an investment interest is offered to an investor must not be related to the previous or expected volume of referrals, services furnished, or the amount of business otherwise generated from that investor to the entity.

(2)

The entity or any investor (or other individual or entity acting on behalf of the entity or any investor) must not loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

(3)

The amount of payment to an investor in return for the investment must be directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

(4)	The entity and any hospital or physician investor must treat patients receiving medical benefits or assistance under any Federal health care program in a nondiscriminatory manner.
(5)

The entity may not use space, including, but not limited to, operating and recovery room space, located in or owned by any hospital investor, unless such space is leased from the hospital in accordance with a lease that complies with all the standards of the space rental safe harbor; nor may it use equipment owned by or services provided by the hospital unless such equipment is leased in accordance with a lease that complies with the equipment rental safe harbor, and such services are provided in accordance with a contract that complies with the personal services and management contracts safe harbor.

(6)

All ancillary services for Federal health care program beneficiaries performed at the entity must be directly and integrally related to primary procedures performed at the entity, and none may be separately billed to Medicare or other Federal health care programs.

(7)

The hospital may not include on its cost report or any claim for payment from a Federal health care program any costs associated with the center (unless such costs are required to be included by a Federal health care program).

(8)	The hospital may not be in a position to make or influence referrals directly or indirectly to any investor or the entity.

Entities that own facilities which provide services under the Medicare and Medicaid programs, and their respective physician partners and members, are subject to the Anti-Kickback Statute.  In cases where one of our subsidiaries is an investor in the partnership or limited liability company that owns the facility, and we or our subsidiary provides management and other services to the facility, our arrangements with physician investors do not meet all of the specific terms of the ASC safe harbor or any other safe harbor.  See “Risk Factors – Risks Related to Healthcare Regulation.”

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

CMS has promulgated regulations to implement the Stark Law.  Under these regulations, services provided by an ASC that would otherwise constitute “designated health services” are excluded from the definition of that term if the services are reimbursed by Medicare as part of the ASC’s composite payment rate.  All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus exempted from the Stark Law, with the exception of implants.  The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met.  These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally.  We believe the operations of our ASCs comply with these requirements and, consequently, that the Stark Law generally does not apply to services provided by our ASCs.  See “Risk Factors – Risks Related to Healthcare Regulation.”

Five of our facilities are surgical hospitals.  The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest if certain requirements are met.  Federal legislation enacted in 2010 dramatically curtailed this exception and prohibits physician ownership in hospitals that did not have a Medicare provider agreement by December 31, 2010.  This prohibition does not apply to our managed surgical hospitals, each of which had a Medicare provider agreement prior to December 31, 2010 and are therefore able to continue operating with their existing ownership structure in compliance with the applicable exception.  However, the law prohibits “grandfathered” hospitals from increasing the percentage of physician ownership, and the law limits to a certain extent their ability to grow because it prohibits such hospitals from increasing the aggregate number of inpatient beds, operating rooms and procedure rooms.  In addition, the new law required all of our surgical hospitals with physician owners to adopt certain measures addressing potential conflicts of interest, ensuring that physician investments are bona fide and relating to patient safety.  We believe our facilities are in compliance with such requirements, but even the assertion of a violation of the Stark Law could have a material adverse effect upon us.

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

Although we believe that our operations materially comply with both federal and state laws, we and our healthcare facilities are involved from time to time in lawsuits, claims, audits and investigations, including “qui tam” cases under the False Claims Act and subpoenas and investigations by the DOJ and the OIG, and there can be no assurance that our business will not be harmed as a result.  See “Risk Factors – Risks Related to Healthcare Regulation.”

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

Healthcare Industry Investigations and Audits

Both federal and state government agencies have increased their civil and criminal enforcement efforts in the healthcare industry and the ACA includes additional federal funding of $350 million to fight healthcare fraud, waste and abuse.  Investigations by government agencies have addressed a wide variety of issues, including billing practices and financial arrangements with referral sources.  In addition, the OIG and the DOJ have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.  We and our healthcare facilities are involved from time to time in investigations by governmental agencies such as the DOJ and the OIG, any of which could result in significant liabilities and penalties, as well as adverse publicity.

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

Health Information Privacy and Security Practices

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the American Recovery and Reinvestment Act of 2009, or ARRA, and the HIPAA Omnibus Rule of 2013 (“HIPAA Omnibus”), contains provisions that require covered entities, including most healthcare providers, to employ systems and procedures designed to protect individually identifiable health information, known as “protected health information.” Pursuant to HIPAA, HHS has promulgated privacy and security regulations that extensively regulate the use and disclosure of protected health information and require covered entities to implement administrative, physical and technical safeguards to protect the security of such information.  The ARRA contains provisions that broaden the scope of the HIPAA privacy and security regulations and strengthen HIPAA’s enforcement provisions.  As covered entities under HIPAA, both we and our facilities are required to comply with rules governing the use and disclosure of protected health information and to impose those rules, by contract, on any business associate to which such information is disclosed.  In other relationships, such as when we provide management or consulting services to another covered entity, we are subject to the rules applicable under HIPAA, ARRA and HIPAA Omnibus to business associates.  Pursuant to a rule issued to implement ARRA and amended by HIPAA Omnibus, business associates and their subcontractors are subject to direct liability under the HIPAA privacy and security regulations.  In addition, a covered entity may be subject to penalties as a result of its business associate violating the HIPAA privacy and regulations if the business associate is found to be an agent of the covered entity.

As required by ARRA and HIPAA Omnibus, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents.  Notification must also be made to HHS and, in certain situations involving large breaches, to the media.  HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals.  Pursuant to a rule issued to implement ARRA, and amended by HIPAA Omnibus, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.  Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties.  ARRA and HIPAA Omnibus increased the amount of civil penalties for HIPAA violations, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, ARRA and HIPAA Omnibus authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

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

HIPAA Transactions and Code Sets Standards

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services.  The ACA requires the adoption of standards for additional electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Under HIPAA, HHS has also published a final rule requiring the use or updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets.  Use of the ICD-10 code sets is required beginning October 1, 2015.  It is possible that our facilities could experience disruptions or delays in payment due to the implementation of new electronic data transmission standards and the transition to ICD-10 code sets.

Federal Emergency Medical Treatment and Active Labor Act

The federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) applies to our five surgical hospitals.  EMTALA requires hospitals participating in the Medicare program, including those without emergency rooms, to evaluate individuals who present with emergencies, provide initial stabilizing treatment and refer or transfer patients where appropriate.  Possible liability for a violation of EMTALA includes a civil action by the patient as well as civil monetary penalties and exclusion from participation in the Medicare program.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive.  These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition.  Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties.  Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission (the “FTC”).  Some of our operating activities are subject to regulation by the antitrust laws.  For example, the exchange of pricing information in connection with the creation of a joint venture or an acquisition, the formation of joint ventures with large health systems and the negotiation of our commercial payor contracts by our health system partners are all regulated by the antitrust laws.  We undertake to conduct all of our business operations in compliance with these laws.  The U.S. Department of Justice (the “DOJ”) and the FTC, the two agencies charged with enforcing the federal antitrust laws, have promulgated a series of “Statements Antitrust Enforcement Policy in Health Care.” These statements provide a series of “safety zones.” A “safety zone” describes conduct that the FTC and the DOJ will not challenge under the antitrust laws, absent extraordinary circumstances.  Our activities do not necessarily fall within any of these safety zones.  Nevertheless, we believe that our operations are in compliance with the antitrust laws, but courts or regulatory authorities may reach a contrary conclusion, and such a conclusion could adversely affect our operations.

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

Employees

As of December 31, 2014, we and our Equity Owned Facilities that we manage employed 971 people, 689 of whom were full-time employees and 282 of whom were part-time employees.  Of our employees, 121 are corporate employees, primarily based at our headquarters in Oklahoma City, Oklahoma.  None of these employees are represented by a union.  We believe our relationship with our employees to be good.

A detail of our employees as of December 31, 2014 follows:

	Full- Time	Part- Time	Total
Corporate	113	8	121
Consolidated Hospitals	222	77	299
Equity Owned Hospitals	149	49	198
Equity Owned ASCs	205	148	353
Total	689	282	971

Investor Information

Financial and other information about our company is available on our website, www.fdnh.com.  The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be part of this annual report on Form 10-K.  We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the “SEC”).  In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC's website at www.sec.gov.

Item 1A.	Risk Factors.

Risks Related to Our Business

We will require significant amounts of additional financing to execute our business plan and fund our other liquidity needs.  If our operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

On June 30, 2014, we completed a refinancing of substantially all of the outstanding indebtedness of Foundation Healthcare, Inc. and its wholly-owned subsidiaries through the execution of a Loan Agreement, or the SNB Credit Facility, with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders.  The SNB Credit Facility provides for a term loan in the principal amount of $27.5 million, referred to as the Term Loan, and a revolving line of credit of $2.5 million, referred to as the Revolving Loan, for total principal of $30 million.  We believe our cash on hand, the $2.5 million Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months.  However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a bank credit facility of approximately $30 million and we may not maintain compliance with certain financial covenants.  These covenants and other provisions of the credit facility could also have a negative impact on our liquidity or restrict our activities.

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

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00.

As of December 31, 2014, we were in compliance with the Debt Ratios.  The Debt Ratios are calculated using the latest four rolling quarters.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter.  If we are unsuccessful in complying with the Debt Ratios, there is no assurance that our Lenders will waive or delay the requirement.

In addition to these financial covenants, the SNB Credit Facility also contains various other provisions that limit our ability to engage in specified types of transactions.  Our overall leverage and the terms of the SNB Credit Facility could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;
•	make it more difficult to satisfy our obligations under the terms of our indebtedness;
•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•

limit our flexibility to plan for and adjust to changing business and market conditions in the industry in which we operate and increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements;

•	limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity; and
•	subject us to higher levels of indebtedness relative to competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

A breach of any of these covenants could result in a default under the SNB Credit Facility.

Moreover, in addition to the general defaults of failure to perform our obligations under the SNB Credit Facility, events of default under the SNB Credit Facility also include the occurrence of a change in control, as defined in the SNB Credit Facility, the loss of our Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral, the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18-month period, a material default under intercompany notes or material contracts, a default under any debt instruments or agreements resulting in the acceleration of more than $100,000 of such debt, and certain governmental actions that might result in a material adverse effect, as defined in the SNB Credit Facility.  In this regard, certain of our subsidiaries have guaranteed an initial aggregate principal amount of approximately $23.9 million of indebtedness of certain of our Affiliates, which, if not timely paid by such Affiliates, could result in a cross-default under the SNB Credit Facility.

In the event of a default, SNB Bank may declare all of our obligations under the SNB Credit Facility immediately due and payable and such obligations would bear an additional 10% interest.  If the Lenders accelerate the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest.  In addition, we do not expect to be able to pay all outstanding principal and interest if the Lenders accelerate the due dates for such amounts.  Since we have granted the Lenders a security interest in all of our assets, the Lenders could elect to foreclose on such assets.  If the Lenders declare an event of default and/or accelerate the payment of our obligations under the SNB Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock.  The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.

We have incurred significant operating losses since the Foundation Acquisition and our operating losses could continue.  In addition, our auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing.

We have financed our operations through revenues from operations, as well as the issuance of debt and equity securities and have incurred significant losses since the Foundation Acquisition.  Net loss attributable to Foundation Healthcare common stock was $1.9 million and $20.4 million for the years ended December 31, 2014 and 2013, respectively.  We are unable to predict the extent of any future losses or when and if we will become profitable.

Furthermore, our audited financial statements for the year ended December 31, 2014, were prepared under the assumption that we would continue our operations as a going concern.  Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements indicating that we have insufficient working capital as of December 31, 2014 to fund anticipated working capital needs over the next twelve months, and that these factors raise substantial doubt about our ability to continue as a going concern.  Disclosures questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  If we become unable to continue as a going concern, we will likely have to liquidate our assets.  The covenants under our SNB Credit Facility may limit our ability to dispose of material assets or operations, and even if permitted, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  In addition, such measures may not be available or successful.  As a result, you may lose your investment.  The reaction of investors to the inclusion of a going concern uncertainty explanatory paragraph by our auditors and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into strategic alliances, and/or maintain compliance with the financial or other covenants under our SNB Credit Facility.

If we continue to incur losses, we may be unable to continue to operate our business and may need to cease operations entirely.  Continued operations and our ability to continue as a going concern may also be dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Material weaknesses in the design and operation of the internal control over financial reporting of companies that we acquire could have a material adverse effect on our financial statements.

We intend to continue to grow our business through the acquisition of existing facilities or interests in such facilities.  When we acquire such businesses or interests, our due diligence may fail to discover defects or deficiencies in the design and operations of the internal controls over financial reporting of such businesses, or defects or deficiencies in the internal controls over financial reporting may arise when we try to integrate the operations of these newly acquired businesses with our own.  We can provide no assurances that we will not experience such issues in future acquisitions, the result of which could have a material adverse effect on our financial statements.

We have experienced and may continue to see the growth of uninsured and “patient due” accounts, and deterioration in the collectability of these accounts which would adversely affect our collections of accounts receivable, revenues, results of operations and cash flows.

The primary collection risks associated with our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding.  The provision for doubtful accounts relates primarily to amounts due directly from patients.  This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage.  These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise.  As a result of such conditions, our business strategies to generate organic growth and to improve admissions and adjusted admissions at our facilities could become more difficult to accomplish.

The amount of our provision for doubtful accounts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators.  A continuation in trends that results in increasing the proportion of accounts receivable being comprised of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows.  As enacted, the ACA seeks to decrease, over time, the number of uninsured individuals.  Among other things, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, incentivizes states to expand their Medicaid eligibility requirements and incentivizes employers to offer, and requires individuals to carry, health insurance or be subject to penalties.  However, it is difficult to predict the full impact of the ACA due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible amendment, as well as our inability to foresee how individuals, businesses and states will respond to the choices afforded them by the ACA.  In addition, even after implementation of the ACA, we may continue to experience uncollectible accounts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by Medicare, Medicaid, and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities.  Federal law contains numerous provisions designed to ensure that services rendered by healthcare facilities to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed.  These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group, or MS-DRG, classifications and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis.  Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services, or HHS, that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program.  The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use.  As a result, efforts to impose more stringent cost controls are expected to continue.  Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors.  Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients.  Although we are unable to predict the effects of these controls and changes, they could have a material, adverse effect on our business, financial position and results of operations.

The healthcare industry trend towards value-based purchasing may negatively impact our revenues.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services.  These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities.  Governmental programs including Medicare and Medicaid currently require healthcare facilities to report certain quality data to receive full reimbursement updates.  In addition, Medicare does not reimburse for care related to certain preventable adverse events.  Many large commercial payors currently require healthcare facilities to report quality data, and several commercial payors do not reimburse healthcare facilities for certain preventable adverse events.

The ACA contains a number of provisions intended to promote value-based purchasing.  Effective July 1, 2011, the ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HAC”s).  Beginning in federal fiscal year (“FFY”) 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments.  Another provision reduces payments for all inpatient discharges for hospitals that experience excessive readmissions for certain conditions designated by HHS.

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

Certain segments and regions of the U.S. economy continue to experience the negative effects from an economic recession, and unemployment levels, in these segments and regions, remain relatively high.  While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be adversely impacted by such conditions.  When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose:

•	to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for healthcare facilities; or
•

a high-deductible insurance plan or no insurance at all, which increases a healthcare facility’s dependence on self-pay revenue.  Moreover, a greater number of uninsured patients may seek care in our emergency rooms.  Generally, revenue from patients, or self-pay revenue, is more volatile and difficult to predict than revenue from third party payors.

We are unable to determine the specific impact of these economic conditions on our business at this time, but we believe that the lingering effects of the economic recession could have an adverse impact on our operations and could impact not only the healthcare decisions of our patients, but also the solvency of managed care providers and other counterparties to transactions with us.

The failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, can have a disproportionate impact on our facilities.

The economies in the non-urban communities in which our facilities primarily operate are often dependent on a small number of large employers, especially manufacturing or other facilities.  These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our facilities for care.  The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our facilities primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them.  The occurrence of these events may cause a material reduction in our revenues and results of operations or impede our business strategies intended to generate organic growth and improve operating results at our facilities.

We may have difficulty acquiring healthcare facilities or interest in them on favorable terms.

One element of our business strategy is expansion through the acquisition of healthcare facilities, such as surgical hospitals or ASCs, or interests in such facilities, primarily in non-urban markets.  We face significant competition to acquire attractive facilities, and we may not find suitable acquisitions on favorable terms.  Our primary competitors for acquisitions have included for-profit and tax-exempt hospitals and hospital systems and privately capitalized start-up companies.  Buyers with a strategic desire for any particular healthcare facility, for example, a hospital located near existing hospitals or those who will realize economic synergies, have demonstrated an ability and willingness to pay premium prices for such facilities.  Strategic buyers, as a result, can present a competitive barrier to our acquisition efforts.

Given the increasingly challenging regulatory and enforcement environment, our ability to acquire healthcare facilities or interests in them could be negatively impacted if targets are found to have material unresolved compliance issues.  We may condition our purchase on the resolution of such issues.  We could experience delays in closing or fail to close transactions with targets that initially were attractive but became unattractive as a result of a poor compliance program, material non-compliance with laws or failure to timely address compliance risks.

The cost of an acquisition could have a negative effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired facility’s results of operations, allocation of purchase price, effects of subsequent legislation and limitations on rate increases. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of our acquired facilities.  In the future, if we are unable to improve the operating margins of acquired facilities, operate them profitably or effectively integrate their operations, we may be unable to achieve our growth strategy.

Even if we are able to identify an attractive target, we may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might undertake.  We will need capital to execute our growth strategy and may finance future acquisitions and development projects through debt or equity financings.  Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing.  To the extent that we undertake these financings, our stockholders may experience ownership dilution.  To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business.  If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted.  Our SNB Credit Facility requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing, especially if we are not in compliance with those covenants.  We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.  Our failure to acquire facilities or interests in them consistent with our growth plans could prevent us from increasing our revenues.

In recent years, the legislatures and attorneys general of several states have become more interested in sales of hospitals by tax-exempt entities.  This heightened scrutiny may increase the cost and difficulty, or prevent the completion, of transactions with tax-exempt organizations in the future.

We can give you no assurances that we will be successful in acquiring or developing suitable facilities, that the businesses we acquire and develop will achieve satisfactory operating results or that newly developed facilities will not incur greater than expected operating losses.

We may encounter difficulty operating, integrating and improving financial performance at acquired facilities.

We may be unable to timely and effectively integrate any facilities that we acquire with our ongoing operations.  We may experience delays in implementing operating procedures and systems in newly acquired facilities.  Integrating an acquired facility could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel.  In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired businesses.  In addition, we may not be able to achieve improved financial performance at acquired facilities within our targeted time frames, or continue to improve financial performance for sustained periods following the acquisition.

Loss of members of our senior management or failure to attract other highly qualified personnel could adversely affect the combined company’s operations.

We depend on the continued service of members of our senior management and other qualified personnel for the success of our business.  For example, we rely on our Chairman, Thomas A. Michaud, for identification, completion and integration of new acquisitions and development opportunities given his connections in the market for surgical hospitals, ASCs and ancillary service facilities.  We also rely on our Chief Executive Officer, Stanton Nelson, for his leadership of our company and its operation as a public company as well as his experience identifying and completing acquisitions and in raising both equity and debt financing.  The loss of services of any of the members of our senior management or such qualified personnel could adversely affect our business until a suitable replacement can be found.  There can be no assurance that we will be able to identify or employ such qualified personnel on acceptable terms or on a timely basis, which could cause a disruption to our business.

If we do not effectively attract, recruit and retain qualified physicians, our ability to deliver healthcare services efficiently will be adversely affected.

As a general matter, only physicians on our medical staffs may direct admissions and the services ordered once a patient is admitted to one of our facilities.  As a result, the success of our facilities depends in part on the number and quality of the physicians on the medical staffs of our facilities, the admitting practices of those physicians and maintaining good relations with those physicians.

The success of our efforts to recruit and retain quality physicians depends on several factors, including the actual and perceived quality of services provided by our facilities, our ability to meet demands for new technology and our ability to identify and communicate with physicians who want to practice in non-urban communities.  In particular, we face intense competition in the recruitment and retention of specialists because of the difficulty in convincing these individuals of the benefits of practicing or remaining in practice in non-urban communities.  If the non-urban communities in which our facilities primarily operate are not seen as attractive, then we could experience difficulty attracting and retaining physicians to practice in our communities.  In this regard, in some of the markets in which we operate, there are shortages of physicians in our targeted specialties.  In addition, in some of these markets, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in our targeted specialties, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems or utilize plan structures that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  These restrictions may impact our facilities and the medical practices of our physician partners.  We may not be able to recruit all of the physicians we target.  In addition, we may incur increased costs, expenses or other liabilities, such as those relating to malpractice if the quality of physicians we recruit does not meet our expectations.

From time to time, we have had and may have future disputes with physicians who use or own interests in our facilities.  Our revenues and profitability may be adversely affected if a key physician or group of physicians stop using or reduce their use of our facilities as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us.  In addition, if the physicians who use our facilities do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our facilities, our business and reputation could be damaged.

Additionally, our ability to recruit physicians is closely regulated.  For example, the types, amount and duration of assistance we can provide to recruited physicians are limited by the federal physician self-referral law, referred to as the Stark law, a federal criminal law which prohibits knowingly and willfully offering, paying, soliciting or receiving any form of remuneration in return for referring patients for services or items payable under a federal healthcare program or purchasing, leasing, ordering or arranging for any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program. The Stark law requires, among other things, that recruitment assistance can only be provided to physicians who meet certain geographic and practice requirements, that the amount of assistance cannot be changed during the term of the recruitment agreement, and that the recruitment payments cannot generally benefit physicians currently in practice in the community beyond recruitment costs actually incurred by them.  In addition to these legal requirements, there is competition from other communities and facilities for these physicians, and this competition continues after the physician is practicing in one of our communities.

Our facilities face competition for staffing, which may increase labor costs and reduce profitability.

In addition to our physicians, the operations of our facilities are dependent on the efforts, abilities and experience of our facilities management and medical support personnel, such as nurses, pharmacists and lab technicians.  We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our facilities, including nurses and other non-physician healthcare professionals.  In some markets, the scarce availability of nurses and other medical support personnel presents a significant operating issue.  This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel, recruit personnel from foreign countries, and hire more expensive temporary or contract personnel.  In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could reduce mandatory nurse staffing ratios already in place.  State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues if we are required to limit admissions in order to meet the required ratios.  If our labor costs increase, we may not be able to raise rates to offset these increased costs.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.  Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained.  Our failure to recruit and retain qualified management, nurses and other medical support personnel or to control our labor costs could have a material adverse effect on our financial condition or results of operations.

The loss of certain physicians can have a disproportionate impact on certain of our facilities.

Certain physicians generate a relatively large amount of revenue at our facilities compared to other physicians.  For example, the top ten attending physicians within each of our hospitals generally represent a large share of our inpatient revenues and admissions.  The loss of any such physicians, even if temporary, could cause a material reduction in our revenues and operating profits at any of our facilities, which could take significant time to replace given the difficulty and costs associated with recruiting and retaining physicians.

We are subject to risks associated with outsourcing functions to third parties.

To improve operating margins, productivity and efficiency, we outsource selected nonclinical business functions to third parties.  We take steps to monitor and regulate the performance of independent third parties to whom we delegate selected functions, including revenue cycle management, patient access, billing, cash collections, payment compliance and support services, project implementation, supply chain management and payroll services.

Arrangements with third party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control.  The expanding role of third party providers may also require changes to our existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies.  Effective management, development and implementation of our outsourcing strategies are important to our business.  If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us.

Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

Other healthcare facilities provide services similar to those which we offer.  In addition, physicians provide services in their offices that could be provided in our facilities.  These factors increase the level of competition we face and may therefore adversely affect our revenues, profitability and market share.

Competition among healthcare service providers has intensified in recent years.  We compete with other healthcare service providers, including larger tertiary care centers located in larger metropolitan areas, and with physicians who provide services in their offices which could otherwise be provided in our facilities.  Although the healthcare service providers with which we compete may be a significant distance away from our facilities, patients in our markets may migrate on their own to, may be referred by local physicians to, or may be encouraged by their health plan to travel to these third party facilities.  Furthermore, some of the healthcare service providers with which we compete may offer more or different services than those available at our facilities, may have more advanced equipment or may have a medical staff that is thought to be better qualified.  Also, some of the healthcare service providers that compete with our facilities are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions.  These healthcare service providers, in many instances, are also exempt from paying sales, property and income taxes.

Quality of care and value-based purchasing have also become significant trends and competitive factors in the healthcare industry.  In 2005, the Centers for Medicare and Medicaid Services, or CMS, began making public performance data relating to ten quality measures that healthcare facilities submit in connection with their Medicare reimbursement.  Since that time, CMS has on several occasions increased the number of quality measures these facilities are required to report in order to receive the full Inpatient Prospective Payment System and Outpatient Prospective Payment System market basket updates.  In addition, the Medicare program no longer reimburses healthcare facilities for care relating to certain preventable adverse events, and many private healthcare payors have adopted similar policies.  If the public performance data become a primary factor upon which patients choose to receive care, and if competing healthcare facilities have better results than our facilities on those measures, we would expect that our patient volumes could decline.

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

If we do not continually enhance our facilities with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets may be adversely affected.

Technological advances, including with respect to computer-assisted tomography scanner (CTs), magnetic resonance imaging (MRIs) and robotic surgery devices, continue to evolve.  In addition, the manufacturers of such equipment often provide incentives to try to increase their sales, including providing favorable financing to higher credit risk organizations.  In an effort to compete, we must continually assess our equipment needs and upgrade our equipment as a result of technological improvements.  We believe that the level of patient traffic correlates directly to the quality and level of sophistication of such diagnostic and surgical equipment.  If we don’t maintain our facilities with diagnostic and surgical equipment that is in-line with current technological advances, we may lose patient traffic and our revenues may be materially reduced.

We may be subject to liabilities because of malpractice and other legal claims, which may not be covered by insurance.

We have been and may continue to be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased facilities and the activities of our employed physicians.  These actions may involve large claims and significant defense costs.  In an effort to resolve one or more of these matters, we may choose to negotiate a settlement.  Amounts we pay to settle any of these matters may be material.  Although we maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our deductible amount, claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied.  In this regard, as of December 31, 2014, most of our ASC’s limits on professional insurance and general insurance policies are each $2,000,000 per occurrence and $4,000,000 aggregate per year.  The rest of the ASC’s and the Hospitals each have $1,000,000 per occurrence/$3,000,000 aggregate per year.  If we are required to pay material amounts which are not covered by insurance, it could have a material adverse effect on our cash position, cash flows from operations and net income.

Our failure to successfully implement our growth plan may adversely affect our financial performance.

We intend to grow incrementally through acquisitions of healthcare facilities or interests in them.  As this growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.

The success of our growth strategy will also depend on a number of other factors, including:

•	economic conditions;
•	competition;
•	the ability to attract and retain physician partners;
•	financing and working capital requirements;
•	the availability of new acquisitions or investments at a reasonable cost;
•	the ability to negotiate purchase agreements on favorable terms; and
•	the ability to successfully integrate acquired businesses.

The failure of our growth strategy may have a material adverse effect on our operating results and financial condition.

If we acquire businesses with unknown or contingent liabilities, we could become liable for material obligations.

We have directly or indirectly assumed liabilities of businesses that we have acquired or obtained an interest in, and may continue to do so in the future.  There may be liabilities or risks that we fail, or are unable, to discover, or that we underestimate, in the course of performing our due diligence investigations of such businesses.  Additionally, businesses that we have acquired, invested in, or may acquire or invest in at some point in the future may have made previous acquisitions, and we will be subject to certain liabilities and risks relating to these prior acquisitions as well.  Examples of such liabilities and risks include failure to comply with healthcare laws and regulations, medical and general professional liabilities, worker’s compensation liabilities, tax liabilities and unacceptable business practices.  We cannot assure you that our rights to indemnification contained in agreements that we have entered or may enter into will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired.  Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.  As we begin to operate acquired businesses, we may learn additional information about them that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing operations.  Unexpected liabilities could have a material adverse impact on our business.

The goodwill and other intangible assets acquired pursuant to our acquisitions of healthcare facilities may become impaired and require write-downs and the recognition of substantial impairment expense.  Goodwill and other intangible assets related to future acquisitions may require additional write-downs and the recognition of additional substantial impairment expense.

At December 31, 2014, we had $1.0 million and $9.1 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our facilities.  We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature.  Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units.  We did not identify any impairment during our evaluation of goodwill and intangible assets completed during 2014.

In the event that this goodwill or other intangible assets are determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense.  The impairment expense may be substantial in amount and adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled debt payments or to refinance our existing debt obligations depends on our financial condition and operating performance, both of which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control.  We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness.  Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely harm our ability to incur additional indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could have a material adverse impact on our business.

Our business may be negatively impacted by weather and other factors beyond our control.

The financial condition and results of operations of our facilities may be adversely impacted by adverse weather conditions, including tornados or earthquakes, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, and force certain of our facilities to close temporarily.  In certain geographic areas, we have a relatively large concentration of facilities that may be simultaneously affected by adverse weather conditions or events.  Our future financial and operating results may be adversely affected by weather and other factors that disrupt the operation of our facilities.

Failure to maintain the security and functionality of our information systems, or to defend a cyber security attack, could result in a violation of HIPAA, a breach of patient privacy and could adversely affect our business, financial position, results of operation and liquidity.

We are dependent on the proper function and availability of our information systems and related software programs. Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences.  Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.  In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.  Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees or contractors.

 In addition, certain software supporting our business and information systems are licensed to us by third party software developers.  Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations.  In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber security attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information.  If a cyber security attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may impact materially our ability to provide various healthcare services.  Any successful cyber security attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cyber security attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, FTC, or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

Risks Related to Healthcare Regulation

We cannot predict the effect that the ACA and its implementation may have on our business, financial condition or results of operations.

The ACA was signed into law, in two parts, on March 23, 2010 and March 30, 2010.  The ACA dramatically alters the U.S. healthcare system.  It will change how healthcare services are covered, delivered and reimbursed including its intended decrease of the number of uninsured Americans and reduction of the overall cost of healthcare.  The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying Medicare and Medicaid reimbursement to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms as well as stating an intent to increase enforcement of fraud and abuse laws and increase cooperation between various federal agencies.  This increased enforcement and cooperation is intended to be achieved by establishing mechanisms for the sharing of information between federal agencies and enhancement of criminal and administrative penalties for non-compliance.  Although a majority of the measures contained in the ACA just recently became effective, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012.  Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, several of these provisions of the ACA have been delayed.  For example, the ACA’s employer mandate, will require certain larger employers that do not offer health insurance benefits to their employees to make “shared responsibility payments” if even a single employee obtains government-subsidized coverage through the Health Insurance Marketplace, has been delayed until January 1, 2015 for employers with 100 or more employees and January 1, 2016 for employers with 50 to 99 employees.  The impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the ACA, including the “individual mandate” provisions of the ACA that generally require all individuals to obtain healthcare insurance or pay a penalty.  However, the U.S. Supreme Court also held that the provision of the ACA that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all of their existing Medicaid funding was unconstitutional.  In response to the ruling, a number of U.S. governors, including those of some states in which we operate, have stated that they oppose their state’s participation in the expanded Medicaid program, which could result in the ACA not providing coverage to some low-income persons in those states.  In addition, several bills have been and may continue to be introduced in Congress to repeal or amend all or significant provisions of the ACA.  Furthermore there is also pending litigation which has been appealed to the U.S. Supreme Court challenging the federal government granting subsidies to individuals who purchase coverage on the healthcare insurance marketplace.

Currently, it is difficult to predict or assess the full impact of the ACA on the healthcare industry.  The net effect of the ACA on our business is subject to numerous variables, including the law’s complexity, lack of complete implementing regulations and interpretive guidance, gradual and potentially delayed implementation or possible amendment, as well as the uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program.  As a result, we are unable to predict the net effect on our business, financial condition or results of operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare reimbursement spending, and numerous other provisions of the ACA that may affect us.  We are also unable to predict how providers, payors, employers and other market participants will respond to the various reform provisions because many provisions will not be implemented for several years under the ACA’s implementation schedule.  Further, we are unable to predict the outcome of new or remaining court challenges and the impact of continued legislative efforts to delay implementation of or amend the ACA.  As a result, one or more of these variables could have a material adverse effect on our business, financial condition, results of operation or cash flows.

Our revenues will decline if federal or state programs reduce our Medicare or Medicaid payments or if managed care companies reduce reimbursement amounts.  In addition, the financial condition of payors and healthcare cost containment initiatives may limit our revenues and profitability.

In 2014, we derived 24% of our revenues from the Medicare and Medicaid programs, collectively.  The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

We are unable to predict the effect of future government healthcare funding policy changes on our operations.  If the rates paid by governmental payors are reduced, if the scope of services covered by governmental payors is limited or if we or one or more of our facilities are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.  In addition, revenues from HMOs, PPOs and other private payors are subject to contracts and other arrangements that require us to discount the amounts we customarily charge for healthcare services.

During the past several years, healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs.  As part of their efforts to contain healthcare costs, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans.  Similarly, many individuals and employers have attempted to reduce their healthcare costs by moving to private payor plans that reimburse our facilities at significantly lower rates than other competing private payors.  We expect efforts to impose greater discounts and more stringent cost controls by government and private payors to continue, thereby reducing the payments we receive for our services.  In addition, payors have instituted policies and procedures to substantially reduce or limit the use of inpatient services.  For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system.  Future realignments in the MS-DRG system could impact the margins we receive for certain services.  Furthermore, the ACA and taxpayer relief laws such as the American Taxpayer Relief Act, provide for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

In addition, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for FFY 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  These reductions have been extended through FFY 2024.  The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs.  These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013.  We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to restructure or suspend sequestration.

Two of our hospitals are certified as providers of Medicaid services.  Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides healthcare benefits to qualifying individuals who are unable to afford care.  A number of states, however, are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand such states’ Medicaid systems.  It is possible that budgetary pressures will force states to resort to some of the cost saving measures mentioned above.  These efforts could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates.  In addition, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by healthcare laws, such as the ACA, or future reductions in Medicare reimbursement rates.  Further, payors may utilize plan structures, such as narrow networks or tiered networks that limit patient provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier.  We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.

We are subject to increasingly stringent governmental regulation, and may be subjected to allegations that we have failed to comply with governmental regulations which could result in sanctions and even greater scrutiny that reduce our revenues and profitability.

All participants in the healthcare industry are required to comply with many laws and regulations at the federal, state and local government levels.  These laws and regulations require that our facilities meet various requirements, including those relating to ownership and control, hospitals’ and ASCs’ relationships with physicians and other referral sources, the adequacy and quality of medical care, providing emergency care, credentialing and qualifications of medical and other ancillary support persons, inpatient admission criteria, privacy and security of health information, standards for equipment, personnel, operating policies and procedures, billing and cost reports, payment for services and supplies, handling of overpayments, maintenance of adequate records, compliance with building codes and environmental protection, relationships between referral sources and our facilities, antitrust, and various state licensing standards and requirements among other matters.  Many of the laws and regulations applicable to the healthcare industry are complex, and there are numerous enforcement authorities, including CMS, the Office of the Inspector General, or OIG, State Attorneys General, and contracted auditors, as well as whistleblowers.  Some positions taken in connection with enforcement appear to be inconsistent with historical common practices within the industry but have not previously been challenged.  Moreover, as a result of the provisions of the ACA that created potential False Claims Act, or FCA, liabilities for failing to report and repay known overpayments and return an overpayment within sixty (60) days of the identification of the overpayment or the date by which a corresponding cost report is due, whichever is later, hospitals and other healthcare providers are encouraged to disclose potential violations of law.

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

The laws and regulations with which we must comply are complex and subject to change.  In the future, different interpretations or enforcement of these laws and regulations could subject our practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.  If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate our facilities and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

We are also subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment.  Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations.  Our operations are also subject to various other environmental laws, rules and regulations.  Environmental regulations also may apply when we renovate or refurbish hospitals or other facilities, particularly ones that are older.  Any of the governmental authorities that regulate us in the statues where we currently operate may consider enhancing, enforcing or establishing new requirements.  Our failure to comply with any of these requirements could have a material adverse effect on our business, financial condition, results of operation or cash flows.

As a result of increased reviews of claims to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services.  These post-payment reviews are increasing as a result of government cost containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and audits of Medicare claims under the Recovery Audit, or RAC, programs.  RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, short stays, incorrect payment amounts, non-covered services and duplicate payments.  The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims.  As a result, a large majority of the total amounts recovered by RACs has come from hospitals.  In addition, CMS has announced a pre-payment demonstration project that will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  Under the demonstration project, RACs conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services.  These reviews will focus on certain states with high populations of fraud and error-prone providers (including the state of Texas in which we operate) and other states that have high claims volumes involving short inpatient hospital stays.  The demonstration project began on August 27, 2012 and will run for a three year period.

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

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to third party payors for payment for our services.  These post-payment reviews are increasing as a result of cost containment initiatives, including enhanced medical necessity reviews, managed care arrangements and audits of claims.  Third party payors have also targeted out of network providers with allegations of over billing and sought to obtain claw backs of payments made.  The claims review strategies used by the third party payors generally include a review of high dollar claims, including inpatient hospital claims, facility fees and surgical fees. As a result, a large majority of the total amounts recovered by third party payors has come from large providers and hospitals.  Any such audit or investigation could have a material adverse effect on the results of our operations.

In this regard, two of our subsidiaries, Foundation Surgery Affiliates, LLC and Foundation Surgery Management, LLC, and our Huntingdon Valley, Pennsylvania ASC, Huntingdon Valley Surgery Center, are currently defendants in a lawsuit in the United States District Court for the Eastern District of Pennsylvania initially filed by Aetna Life Insurance Company, or Aetna, on June 5, 2013 and amended on December 2, 2013.  Aetna seeks an accounting, money damages, in amounts that would be material, and injunctive relief related to, among other things, allegedly improper referral inducements to physicians, waivers of deductibles and other payments, and non-disclosures by physician of their ownership interests in the Huntingdon Valley ASC with respect to Aetna patients such that patients would utilize out-of network providers at excessive cost to Aetna.

If federal or state laws or regulations prohibit physician ownership of our facilities, it may become necessary for us to purchase some or all of the ownership interests then owned by the physician owners.  Alternatively, we may be asked to renegotiate some of our arrangements with our physician partners and management agreements with our facilities.

In general, physicians have an ownership interest in our facilities.  For example, all of our surgical hospitals and ASCs currently have physician owners.  Due to statutory and regulatory changes or changes in the interpretation of existing laws or regulations, we may be required to purchase the ownership interests in our facilities currently held by our physician partners.  In such an event, we would have to reevaluate the relationship the facility has with such physician partners including referrals in order to ensure we are in compliance with federal and state fraud and abuse laws.  In the event we are required to purchase any of our physician partners’ equity interests, it may negatively impact our existing cash resources or have a material adverse effect on our business.  In addition, if we purchase physician partners’ equity interests in physician-owned hospitals then we may not later be able to sell that interest to another potential physician partner as a result of the ACA.

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

In July 1991, HHS issued final regulations defining various “safe harbors” under the Anti-Kickback Statute.  Two of the original safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgical facilities.  Business arrangements that meet the requirements of the safe harbors are deemed to be in compliance with the Anti-Kickback Statute.  Business arrangements that do not meet the safe harbor requirements do not necessarily violate the Anti-Kickback Statute, but may be subject to scrutiny by the Federal government to determine compliance.

In November 1999, HHS issued final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of, or investment interests in, ASCs. However, our ASC arrangements do not comply with all of the requirements of the ASC safe harbor and, therefore, are not immune from government review or prosecution.

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

As required by The American Recovery and Reinvestment Act of 2009, as amended, or ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and use electronic health record (“EHR”) technology.  Currently, the ARRA incentive payment program does not apply to ASCs.  HHS uses the Provider Enrollment, Chain and Ownership System (“PECOS”) to verify Medicare enrollment prior to making EHR incentive program payments.  If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, including having an enrollment record in PECOS, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems.  Further, beginning in FFY 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology may be subject to reduced payments from Medicare.  System conversions to comply with EHR could be time consuming and disruptive for physicians and employees.  Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

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

All healthcare providers, including our facilities, are currently required to begin using the new 10th revision of the International Statistical Classification of Diseases and Related Health Problems, a medical classification list by the World Health Organization, or ICD-10 coding system, as of October 1, 2015.  The new ICD-10 will vastly increase the number of billing codes and provide for more detailed billing codes.  The transition to ICD-10 requires the training of staff and changes to software.  The additional ICD-10 codes also may result in decreased reimbursement.  Upon the implementation of the new ICD-10, it is anticipated that there may be significant delays in payment due to technical or coding errors or other implementation issues involving either our systems or health plans and third party payors.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur substantial monetary penalties and a significant loss of revenues.

The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral to an entity for the furnishing of certain “designated health services” otherwise payable under Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with the entity, such as an ownership interest or compensation arrangement, unless an exception applies.  The Stark Law also prohibits entities that provide designated health services otherwise payable by Medicare or Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral.  HHS, acting through CMS, has promulgated regulations implementing the Stark Law.  These regulations exclude health services provided by an ASC from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate.  Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ASC.  However, if the ASC is separately billing Medicare for designated health services that are not covered under the ASC’s composite Medicare payment rate, or if either the ASC or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ASC service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law.  We believe that our operations do not violate the Stark Law, as currently interpreted.  All services provided by our ASCs that would otherwise constitute designated health services are reimbursed by Medicare as part of the composite payment rate and are thus subject to an exception from the Stark Law, with the exception of implants.  The Stark Law provides for a special exception for implants, such as intraocular lenses and artificial joints, furnished in ASCs as long as certain regulatory requirements are met.  These requirements provide that the implant must be implanted by the referring physician or a member of his or her group practice, that the implant be implanted during a surgical procedure reimbursed as an ASC procedure by Medicare, that the arrangement for the furnishing of the implant not violate the Anti-Kickback Statute and that the billing for the implant be conducted legally.  In addition, we believe that physician ownership of ASCs is not prohibited by similar self-referral statutes enacted at the state level.  However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions.  Moreover, the Stark Law applies to other of our facilities, including surgical hospitals.  Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.  If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, results of operations and financial condition.

The federal Stark law restricts the ability of our surgical hospitals to expand surgical capacity.

The Stark Law provides an exception which permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest, if certain requirements are met.  However, the ACA vastly limited this exception by prohibiting physician ownership in hospitals which did not have a Medicare provider agreement in place as of December 31, 2010.  This prohibition does not impact our hospitals as they all had a Medicare provider agreement in place prior to December 31, 2010.  Therefore, our “grandfathered” facilities are permitted to continue to operate under the same ownership structure in place prior to the ACA.  However, the ACA prohibits our “grandfathered” hospitals from increasing their percentage of physician ownership, and prohibits “grandfathered” hospitals from increasing the number of inpatient beds, operating rooms and procedure rooms, thereby limiting the ability of the “grandfathered” hospitals to grow.

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

We are also subject to various state laws and regulations, as well as contractual provisions with commercial payors that prohibit us from submitting inaccurate, incorrect or misleading claims.  We believe that our facilities are in material compliance with all such laws, regulations and contractual provisions regarding the submission of claims.  We cannot be sure, however, that none of our facilities’ claims will ever be challenged.  If we were found to be in violation of a state’s laws or regulations, or of a commercial payor contract, we could be forced to discontinue the violative practice and be subject to recoupment actions, fines and criminal penalties, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Payors are increasingly conducting post-payment audits.  For example, CMS has implemented the RAC program, involving Medicare claims audits nationwide.  Under the program, CMS contracts with RACs on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program.  The ACA expanded the RAC program’s scope to include managed Medicare plans and Medicaid claims.  In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments.  The ACA increases federal funding for the MIC program.  In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities.  We are regularly subject to these external audits and we also perform internal audits and monitoring.  Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our business, prospects, results of operations and financial condition.

In order to regulate the healthcare services provided in a particular region, certain states require a Certificate of Need (CON) to be filed prior to the construction, relocation, acquisition, change of ownership, change of control or expansion of healthcare facilities.  This requirement could negatively impact our ability to increase or amend the services offered at our facilities as well as impact our ability to acquire additional facilities.

Certain states in which our facilities currently operate require that the facility apply for and receive approval for a Certificate of Need (CON) prior to the construction, expansion in the number of operating rooms or services, relocation, acquisition, change of ownership or change of control of the facility.  In states that require CON approval, authorities first assess the need for the additional or expanded services.  In response to a CON application, other similar facilities in that geographic may object and challenge the CON as it may adversely impact their business.  In addition, the CON application process can be expensive and there is no guarantee the requested change will be approved.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients.

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information.  In the ordinary course of our business, we, and vendors on our behalf, collect and store sensitive data, including personal health data and other personally identifiable information of our patients.  The secure processing, maintenance and transmission of this information are critical to our operations and business strategy.  We have developed a comprehensive set of policies and procedures in our efforts to comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other privacy laws.  The HHS Office for Civil Rights has imposed civil monetary penalties and corrective action plans on covered entities for violating HIPAA’s privacy rule.  If, in spite of our compliance efforts we were to experience a breach, loss, or other compromise of such personal health information, such event could disrupt our operations, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

HIPAA mandates the adoption of privacy, security and integrity standards related to patient information and standardizes the method for identifying providers, employers, health plans and patients.  Numerous federal regulations have been adopted under HIPAA.  We have taken actions to comply with the HIPAA privacy regulations and believe that we are in substantial compliance with those regulations.  These actions include the establishment of policies and procedures, teammate training, identifying “business associates” with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures.  Ongoing implementation and oversight of these measures involves significant time, effort and expense.

Other federal regulations adopted under HIPAA require our facilities to conduct certain standardized healthcare transactions, including billing and other claim transactions.  We have undertaken significant efforts involving substantial time and expense to ensure that our facilities submit HIPAA-compliant transactions.  We anticipate that continual time and expense will be required to submit HIPAA-compliant transactions and to ensure that any newly acquired facilities can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA security regulations requires healthcare facilities and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected healthcare information maintained, used and disclosed in electronic form.  We have taken actions in an effort to be in compliance with these regulations and believe that we are in substantial compliance with the HIPAA security regulations.  A cyber-attack that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines.  Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

ARRA broadened the scope of the HIPAA privacy and security regulations.  Among other things, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.  ARRA and its implementing regulations also require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay and in no case later than 60 days after the discovery of the breach by the covered entity or its agents.  Notification must also be made to HHS and, in certain situations involving large breaches, to the media.  Pursuant to a rule issued to implement ARRA, HHS has created a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.  Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA strengthened HIPAA’s enforcement provisions.  ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, ARRA authorized state attorneys general to bring civil actions seeking either an injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition, states may impose more protective privacy laws, and both state and federal laws are subject to modification or enhancement of privacy protection at any time.  Our facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA.  These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of confidential health information.  If we fail to comply with HIPAA or similar state laws, we could incur substantial monetary penalties.

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

Healthcare is a heavily regulated industry and the laws and regulations we must comply with are constantly changing.

Healthcare is among the most heavily regulated industries on both the federal and state level, and healthcare laws and regulations are constantly changing.  Currently, we believe that our facilities, operations and agreements are in material compliance with all applicable laws and regulations.  Notwithstanding, these laws and regulations are also subject to ever-evolving interpretation, and therefore, we cannot assure you that we will be able to successfully address changes in the current regulatory environment.  As a result, the law and regulations applicable to our facilities may be interpreted or amended in a manner that could have a material adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and we expect it to continue to be volatile, which may adversely affect our stockholders.

The market price of our common stock has been, and we expect it to continue to be volatile.  Our common stock is also thinly traded.  There can be no assurance that the market price of our common stock will remain at its current level, and a decline could lead to significant investor losses.  The stock market has recently experienced significant price and volume fluctuations that have affected the market prices of securities, including securities of healthcare companies.  The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;
•	the effectiveness of our internal control over financial reporting;
•	variances in our quarterly financial results compared to expectations;
•	investor perception of our business and our prospects;
•	changes in financial estimates by securities analysts;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	announcements or press releases relating to the healthcare industry or to our own business or prospects;
•	the depth and liquidity of the market for our common stock;
•	future sales of common stock or the perception that sales could occur;
•	our ability to maintain our current status on the OTCQB or obtain a listing on a national securities exchange;
•	developments relating to litigation or governmental investigations;
•	changes or proposed changes in laws or regulations affecting the healthcare industry or enforcement of these laws and regulations, or announcements relating to these matters; or
•	general economic, healthcare industry and stock market conditions.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of healthcare companies.  These broad market and industry factors may materially reduce the market price of, and trading volume in, our common stock, regardless of our operating performance.  Some of these factors are beyond our control.  There is no assurance that the market price of our shares of common stock will not fall in the future.

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

To date, there has been a limited trading market for our common stock on the OTC Markets OTCQB.  Our stock is thinly traded due to the limited number of shares available for trading on the OTCQB market thus causing large swings in price.  In this regard, the OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than a national securities exchange.  As such, investors and potential investors may find it difficult to obtain accurate stock price quotations, and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price.  A lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable.  The lack of an active trading market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration.

Even if an active market for our stock develops and continues, our stock price may nevertheless be volatile.  If our stock experiences volatility, investors may not be able to sell their common stock at or above the price they paid for such stock.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could also adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time.  As a result, our stockholders could suffer losses or be unable to liquidate their holdings.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts establish and publish their own periodic projections for our business.  These projections may vary widely from one another and may not accurately predict the results we eventually achieve.  Our stock price may decline if our actual results do not match securities research analysts’ projections.  Similarly, if an analyst publishes a report which downgrades our stock, publishes inaccurate or unfavorable research about our business, ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline.  Any of these events could negatively impact the price and our trading volume.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

It is not uncommon for securities class action litigation to be brought against a company following periods of volatility in the market price of such company’s securities.  Companies in certain industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices.  Our common stock has experienced substantial price volatility in the past.  Accordingly, we may in the future be the target of securities litigation.  Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Our common stock has been considered to be “penny stock” under applicable SEC rules.

Our common stock has been considered to be “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00).  Unless we successfully list our common stock on a national securities exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks.  Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•

if a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment; or

•	if a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities.  These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks.  Most institutional investors will not invest in penny stocks.  In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity.  We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

We have in the past issued common stock and derivative securities (such as warrants) in order to raise money.  We have also issued options as compensation for services and incentive compensation for our employees and directors.  We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future.  Our issuance of additional common stock, options, warrants or other derivative securities, or the issuance of shares of common stock upon the exercise or conversion of such derivative securities, could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock).  There can be no assurance that we will not issue additional shares, options, warrants or other derivative securities in the future, including at a price (or exercise price) below the price at which shares of our common stock are currently traded at such time or below or above the price per share in this offering.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement.  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements.  In addition, we have agreed to register the resale of additional shares of our common stock pursuant to registration obligations.  Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Our current principal stockholders have significant influence over us and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.

Our executive officers, directors and holders of greater than 5% of our outstanding common stock together beneficially own approximately 75% of our outstanding common stock.  As a result, these stockholders will have the ability to significantly influence all matters submitted to our stockholders for approval, including:

•	changes to the composition of our Board of Directors, which has the authority to direct our business and appoint and remove our officers;
•	proposed mergers, consolidations or other significant corporate transactions, including a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.

This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open market purchase programs or other transactions that might otherwise give you the opportunity to realize a premium over the then prevailing market price of our common stock.  The interests of our executive officers, directors and holders of greater than 5% of our outstanding common stock may not always coincide with the interests of the other holders of our common stock.  This concentration of ownership may also adversely affect our stock price.

Provisions of our charter and bylaws may make an acquisition of us or a change in our management more difficult.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which an investor might otherwise receive a premium for their shares.  These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock or warrants, thereby depressing the market price of our common stock.  Stockholders who wish to participate in these transactions may not have the opportunity to do so.

Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management.  These provisions:

•

authorize our board of directors to issue without stockholder approval blank-check preferred stock that, if issued, could operate to dilute the stock ownership of a potential acquirer to prevent an acquisition that is not approved by our board of directors;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and
•	limit who may call stockholder meetings.

We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.

We have not paid, and do not intend to pay dividends on our shares of common stock.  Instead, we intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes.  In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Facilities

Our corporate headquarters and offices are located in Oklahoma City, Oklahoma.  The office facilities consist of an approximately 52,000 square feet medical office building (“OKC MOB”) and are occupied under a master lease agreement, requiring monthly rental payments of $104,000, with annual rate escalations of 2% plus additional payments for our allocable share of the basic expenses.  The master lease agreement expires on September 30, 2023.  Currently, we occupy 20,800 square feet and sublease the remaining 31,200 square feet under sublease agreements that expire from December 2015 to December 2020.  We believe that suitable additional or substitute space will be available as needed on reasonable terms.

As of December 31, 2014, we operated two hospitals in Texas and our Affiliates operated two hospitals in Texas, one hospital in Oklahoma and eight ASCs in five states.  Most of the locations are occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments.  The following table presents, as of December 31, 2014, the locations and lease expiration dates of occupancy leases, if applicable, of each facility:

Facility Type and Location	Lease Expiration Date
Consolidated Hospitals:
San Antonio, Texas	December 2022
El Paso, Texas	August 2028
Equity Owned Hospitals:
Sherman, Texas	Owned
Houston, Texas	December 2023
Edmond, Oklahoma	December 2020
Equity Owned ASCs:
Cumberland Valley, Maryland	June 2018
Frederick, Maryland	December 2019
Mercerville, New Jersey	December 2018
Middleburg Heights, Ohio	March 2016
Huntingdon Valley, Pennsylvania	June 2019
Houston, Texas	July 2015
Houston, Texas	April 2017
Nacogdoches, Texas	Owned
Item 3.	Legal Proceedings.

Due to the nature of our business, we and our healthcare facilities are or may become involved in lawsuits, claims, audits and investigations, such as investigations by the DOJ or the OIG or other legal proceedings, including those arising out of services provided, arrangements with physicians, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. See “Risk Factors.” Any of these lawsuits, claims, audits or investigations could result in substantial costs, divert management’s attention, adversely affect our business condition, or harm our reputation, regardless of their merit or outcome.

Aetna Life Insurance Company v. Huntingdon Valley Surgery Center, Foundation Surgery Affiliates, LLC and Foundation Management Affiliates, LLC, Case No. 13-3101, United States District Court for the Eastern District of Pennsylvania.  On December 2, 2013, Aetna Life Insurance Company (“Aetna”) filed a complaint against Huntingdon Valley Surgery Center (“HVSC”) and the Foundation defendants alleging that the Foundation defendants impose on the ASCs that they manage an unlawful “out of network business model” by means of which the defendants offer illegal inducements to physicians and patients to drive patient referrals to HVSC, which does not have a contract with Aetna and could therefore charge higher rates for its services.   Aetna is asserting violations of Pennsylvania’s anti-kickback statute by all defendants, conspiracy to violate Pennsylvania’s anti-kickback statute by all defendants, insurance fraud, aiding and abetting insurance fraud, tortious interference with the contracts between Aetna and its in-network physicians.  The complaint seeks attorney’s fees, costs, compensatory damages, treble damages, punitive damages, an accounting, and an injunction.

The parties are currently engaged in expert discovery, which is scheduled to end on May 22, 2015.  Trial is currently set for August 17, 2015.  We dispute Aetna’s claims and are vigorously defending this case.

In our management’s opinion, the ultimate resolution of any of these pending claims and legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded on the OTCQB under the symbol FDNH.  On December 12, 2013 and in conjunction with our name change, we changed our symbol from GRMH to FDNH.  The share prices have been adjusted to give effect to the Reverse Split. Such OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.  The following table sets forth, during the calendar quarters presented, the high and low sale prices of our common stock as reported by the OTCQB:

	High	Low
Fiscal Year 2014
First Quarter	$7.50	$3.00
Second Quarter	$7.00	$3.10
Third Quarter	$5.80	$3.90
Fourth Quarter	$4.50	$2.80
Fiscal Year 2013
First Quarter	$4.80	$2.30
Second Quarter	$3.90	$1.50
Third Quarter	$7.50	$2.10
Fourth Quarter	$6.00	$0.70

On March 26, 2015, the closing price of our common stock as quoted on OTCQB was $3.00.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

•	variations in quarterly operating results,
•	changes in earnings estimates by analysts,
•	developments in the surgical hospital and ASC markets,
•	announcements of acquisitions dispositions and other corporate level transactions,
•	announcements of financings and other capital raising transactions,
•	sales of stock by our larger shareholders,
•	announcements and introductions of product or service innovations, and
•	general stock market conditions.

Holders of Equity Securities

As of March 26, 2015, we have 26 owners of record of our common stock.

Dividend Policy

Historically, we have not paid dividends on our common stock, and we do not currently intend to pay and you should not expect to receive cash dividends on our common stock.  Our dividend policy is to retain earnings to support the expansion of our operations.  If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors.  These factors will generally include future earnings, capital requirements, and our financial condition contractual restrictions, such as our existing credit facilities.  Furthermore, in the event we issue shares of preferred stock, although unanticipated, no dividends may be paid on our outstanding shares of common stock until all dividends then due on our outstanding preferred stock will have been paid.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2014, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plan approved by our shareholders is our Amended & Restated 2008 Long-Term Incentive Plan (“2008

Incentive Plan”).  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2008 Incentive Plan	110,500	$7.50	837,865
Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is the ownership of surgical hospitals and ambulatory surgical centers (ASCs) in targeted regional markets in the Southeastern United States.  We currently have two majority-owned hospitals (Consolidated Hospitals) and three minority-owned hospitals (Equity Owned Hospitals) in Texas and Oklahoma.  We have eight minority-owned ASCs located in Texas, Pennsylvania, New Jersey, Maryland and Ohio.  Also, we have three hospital outpatient departments (HOPDs) through our investment in the surgery hospitals in Sherman, Texas and Edmond, Oklahoma.  In addition to our ownership interests, we provide management services under contract to most of our minority-owned facilities.  Finally, we have a legacy business that provides sleep testing management services.

Our strategy is to create a regional network of high-quality, yet cost effective, surgical facilities that meet the needs of patients, physicians and payors.  We believe our facilities provide a friendly and convenient environment for our patients to receive high quality care.  We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity and satisfaction.  In light of the efficiency of our facilities, we believe we are competitively positioned among payors to generate good clinical outcomes while containing costs.  Our commitment to the needs of all relevant parties coupled with the strong growth dynamics of our markets lead us to believe that the number of procedures performed at our facilities each year will increase.

The Foundation Acquisition

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

Going Concern and Management’s Plan

As of December 31, 2014, we had an accumulated deficit of $37.3 million and a working capital deficit of $0.2 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015).  During the year ended December 31, 2014, we generated a net loss attributable to Foundation Healthcare common stock of $2.1 million and generated cash flow from operating activities from continuing operations of $2.9 million.  As of December 31, 2014, we had cash and cash equivalents of $2.9 million and have access to a $2.5 million line of credit from our senior lender.  Although we have access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects we may not be able to meet all of our obligations as they become due in 2015. Management plans to meet the projected cash flow shortage from management fees earned from new hospital partners we anticipate procuring in 2015.

If we are unable to procure the management contracts as noted above, we may be forced to obtain extensions on existing debt and other obligations as they become due in 2015.  Although we have historically been successful in obtaining extensions, there is no assurance that we will be able to obtain them in the future.  In addition, we may choose to raise additional funds through the sale of equity or assets, but there is no assurance that we will be successful in completing such actions.

If we are not able to obtain incremental management fees from new hospital partners, do not obtain extensions on some of our debt or other obligations during 2015 or if we are not able to raise additional funds through the sale of equity or assets, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet our cash requirements over the next 12 months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The following summarizes certain key metrics for our surgical hospital and ASC business:

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company?	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	4	51.0%	Yes	n/a
El Paso, Texas	71	6	55.4%	Yes	n/a
Equity Owned Hospitals:
Sherman, Texas	38	4	20.0%	Yes	6/1/2016
Houston, Texas	26	10	20.0%	No	n/a
Edmond, Oklahoma	42	3	8.0%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	31.9%	Yes	9/30/2017
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	23	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.0%	Yes	3/5/2016
Huntingdon Valley, Pennsylvania	22	4	20.0%	Yes	Monthly
Houston, Texas	15	4	10.0%	Yes	2/28/2016
Houston, Texas	19	4	10.0%	Yes	12/31/2018
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Equity Owned HOPDs:
Sherman, Texas	(a)	4	(b)	Yes	6/1/2016
Sherman, Texas	(a)	2	(b)	Yes	6/1/2016
Oklahoma City, Oklahoma	©	5	(d)	Yes	12/31/2020
Managed Only ASCs:
Baton Rouge, Louisiana	17	6	—	Yes	Monthly

We seek to maintain diversity of case mix at our facilities to insulate us from potential negative effects that could stem from emphasizing one particular case type.  The following is our case mix by specialty for the years ended December 31, 2014 and 2013:

	Hospitals		ASC
	2014	2013	2014	2013
Orthopedic	28%	16%	23%	21%
General surgery	17%	9%	4%	5%
Neurology	13%	6%	—%	—%
Gastroenterology	8%	25%	17%	17%
Otolaryngology (ENT)	6%	7%	12%	13%
Ophthalmology	5%	12%	19%	17%
Podiatry	5%	4%	4%	5%
Obstetrics and gynecology	2%	3%	2%	2%
Pain management	3%	15%	14%	15%
Other	14%	3%	5%	5%
Total	100%	100%	100%	100%

The table below provides additional operational data for our managed hospitals and ASCs as of and for the years ended December 31, 2014 and 2013:

	2014	2013
Managed Surgical Hospitals:
Managed surgical hospitals, at year end	3	3
Number of licensed beds, at year end	98	98
Inpatient admissions during the year	2,065	1,542
Average length of stay in days, during the year	2.4	2.3
Total patient days during the year	4,886	3,606
ASCs:
Managed ASCs, at year end	12	12
Surgical procedures performed during the year	46,297	51,530
Average revenue per procedure during the year	$2,023	$1,871

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the factors driving changes in the surgical case volumes and patient revenues at our surgical hospitals. The decline in surgical volumes at our managed ASCs in 2014 compared to 2013 was primarily due to lower volumes at several of our facilities, particularly at our facility in Pennsylvania.

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

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2014 and 2013 and was derived and taken from our audited financial statements appearing elsewhere in this report:

	For the Year Ended December 31,
	2014	2013
Net Revenues:
Patient services	$96,219,746	$81,121,802
Provision for doubtful accounts	(5,118,194)	(3,755,035)
Net patient services revenue	91,101,552	77,366,767
Management fees from affiliates	5,394,666	6,347,315
Other revenue	5,361,931	3,493,577
Revenues	101,858,149	87,207,659
Equity in earnings from affiliates	2,979,293	5,885,188
Operating Expenses:
Salaries and benefits	29,273,542	28,279,045
Supplies	24,000,276	22,871,118
Other operating expenses	42,767,477	32,830,312
Impairment of goodwill	—	21,864,781
Impairment of equity investment of affiliate	—	1,640,389
Depreciation and amortization	5,550,162	5,093,246
Gain on forgiveness of debt	-	(7,108,562)
Gain on sale-leaseback of real estate	-	(3,961,277)
Net other (income) expense	1,225,758	2,026,551
Income (loss) from continuing operations, before taxes	2,020,227	(10,442,756)
(Provision) benefit for income taxes	851,788	(3,777,113)
Income (loss) from continuing operations, net of taxes	2,872,015	(14,219,869)
Discontinued operations, net of tax	(357,452)	(839,238)
Net income (loss)	2,514,563	(15,059,107)
Less: Net income attributable to noncontrolling interests	3,827,439	4,345,417
Net income (loss) attributable to Foundation Healthcare	$(1,312,876)	$(19,404,524)

Discussion of Years Ended December 31, 2014 and 2013

Overall comments – as a result of the Foundation Acquisition on July 22, 2013 being recorded as a reverse acquisition, the operating results of the Company’s legacy business (referred to as “legacy Graymark”) is included for the period of July 22, 2013 to December 31, 2013.

Patient services revenue increased $15.1 million or 18.6% during 2014 compared to 2013.  The increase was primarily due to:

•	The addition of a new drug testing laboratory service at East El Paso Physician Medical Center, LLC (“EEPPMC”) resulting in an increase of $9.6 million;
•

An increase in the average reimbursement per case at EEPPMC due to improved case mix of higher revenue surgical cases resulted in an increase of $10.8 million offset by a decrease of $7.7 million due to an overall decrease in case volumes;

•

An increase in surgical case volumes at FSH SA resulting in an increase of $4.1 million, offset by a decrease of $1.7 million due to lower average revenue per case as some of the case volume improvement was from lower average revenue cases.

Provision for doubtful accounts increased $1.4 million or 36.3% during 2014 compared with 2013.  Provision for doubtful accounts as a percent of patient services revenue was 5.3% and 4.6% for 2014 and 2013, respectively.  The increase is due to $2.9 million related to the new drug testing laboratory service and $0.3 million due to increased revenues at EEPPMC compared to 2013.  This is partially offset by a $1.8 million decrease related to lower allowance rates due to improvements in our overall collections, and lower write offs in 2014 in relation to the allowance at the end of 2013.

Management fees from affiliates decreased $1.0 million or 15.0% during 2014 compared with 2013.  Lower cash collections from our ASC and non-consolidated hospital facilities in 2014 compared to 2013 resulted in a reduction of $0.6 million and an agreement to lower management fees at one of our managed hospitals in June 2013 resulted in a decrease of $0.4 million.

Other revenue increased $1.9 million or 53.5% during 2014 compared with 2013.  The increase in other revenue during 2014 compared to 2013 includes:

•

$1.9 million related to a change in the accounting classification for one of our ASC locations from the equity to the cost method due to our determination on December 31, 2013 that we no longer had significant influence over this ASC;

•

$1.0 million in revenue earned during the first six months of 2014 from sleep center management fees earned at our legacy Graymark hospital outreach locations.  There is no revenue included from the hospital outreach locations during the first half of 2013 as a result of the reverse acquisition recorded on July 22, 2013;

•	$0.1 million of improved sleep center management fees in the last half of 2014 compared to the last half of 2013 due to an increase in volumes; and
•	$0.1 million in other minor revenue sources.

The offsetting decrease in other revenue is due to:

•	$0.9 million in higher electronic medical record (“EMR”) payments received in 2014 compared to 2013; and
•	$0.3 million more in distributions from our minority owned hospital in Houston compared to 2013.

Income from equity investments in affiliates decreased $2.9 million or 49.4% during 2014 compared with 2013.  A change in the accounting classification of one of our ASC’s from the equity method to the cost method resulted in a decrease of $1.4 million.  Lower earnings from our ASC facilities, primarily related to lower volumes and reimbursement levels resulted in a decrease of $1.1 million and lower earnings from at a non-majority owned surgical hospital resulted in a decrease of $0.4 million.

Salaries and benefits increased $1.0 million or 3.5% to $29.3 million from $28.3 million during 2014 compared with 2013.  The increase in salaries and benefits was primarily due to:

•	$1.0 million in stock compensation;
•	$0.8 million of salaries and benefits from legacy Graymark in both corporate and the sleep management business; and
•

$1.0 million due to increased salaries and benefits resulting from a combination of annual salary increases and increased personnel to manage our expanding hospital operations and increased volume at our FSH SA facility.

These increases were offset by $1.8 million in reduced labor expense at our EEPPMC facility due to lower volumes, reduced staffing levels and improved staff efficiency.  We also had staff reductions and improved efficiencies in our sleep management business.

Supplies expense increased $1.1 million or 4.9% to $24.0 million from $22.9 million during 2014 compared with 2013.  The increase in supplies expense was primarily due to an increase of $2.2 million at FBH SA resulting from the overall increase in volume, offset by a decrease of $1.1 million at EEPPMC due to a combination of lower overall volume and improved pricing in 2014 compared to 2013.

Other operating expenses increased $10.0 million or 30.3% to $42.8 million from $32.8 million during 2014 compared with 2013.  The increase in other operating expenses was primarily due to:

•	$1.6 million in legacy Graymark operating expenses;
•	$7.2 million in professional fees related to the new laboratory services at EEPPMC;
•	$0.4 million in other expenses related to the new laboratory services at EEPPMC; and
•	$0.8 million increase primarily related to increased lease expense and higher professional fees related to increased audit, tax and legal fees.

Impairment of goodwill – We recorded goodwill associated with the reverse acquisition related to legacy Graymark of $21.9 million in 2013.  We then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill.  We evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.  We did not have an impairment of goodwill in 2014.

Impairment of equity investments in affiliates – The Master Agreement covering our equity ownership in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”) included a redemption feature that allowed the majority owner of Chevy Chase to purchase our equity interest for $178,000.  In January 2014, we received notice from the majority owner of their intent to exercise their right to purchase our equity interest in October 2014, which they did exercise.  Based on these facts, we concluded that we no longer have significant influence over Chevy Chase and, effective January 1, 2014, we began accounting for Chevy Chase using the cost method of accounting versus the equity method previously used.  In addition, we performed an impairment analysis of the investment in Chevy Chase and determined that the projected cash distributions in 2014 from Chevy Chase would approximate our share in the earnings of Chevy Chase.  As a result, we recorded an impairment charge of $1.6 million to write-down the recorded investment to $178,000.  The distributions we received in 2014 were recorded as other revenue.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization expense attributable to our intangible assets.  Depreciation and amortization increased $0.5 million in 2014 compared to 2013.  The increase was primarily due to $0.4 million of depreciation and amortization at legacy Graymark and an increase of $0.1 million related to net asset acquisitions during 2014.

Gain on forgiveness of debt and gain on sale-leaseback of real estate – on August 30, 2013, we entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in a gain of $11.1 million (collectively referred to as the “El Paso Real Estate Transaction”) as summarized below:

Gain on forgiveness of debt	$7,108,562
Gain on sale-leaseback of real estate	3,961,277
Total gain on El Paso Real Estate Transaction	$11,069,839

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

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and other transactional gains or losses.  Net other expense decreased $0.8 million in 2014 compared to 2013.  The decrease is related to a decrease of $0.6 million in interest expense related to the impact of the Bank SNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt, and the settlement of an outstanding liability of $0.2 million.

Benefit for income taxes was $0.9 million during 2014 compared to a provision for taxes of $3.8 million in 2013.  The tax provision in 2013 was primarily due to the El Paso Real Estate Transaction.

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

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale prior the Graymark reverse acquisition.  The results from our discontinued operations for 2014 and the period of July 22, 2013 to December 31, 2013 are summarized below:

	2014	July 22 to December 31, 2013
Revenue	$123,728	$877,362
Net loss before taxes	$(576,535)	$(1,353,609)
Income tax benefit	219,083	514,371
Net loss from discontinued operations, net of tax	$(357,452)	$(839,238)

Noncontrolling interests were allocated $3.8 million and $4.3 million of net income during 2014 and 2013, respectively.  Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA.

Net loss attributable to Foundation Healthcare.  Our operations resulted in a net loss attributable to Foundation Healthcare of $1.3 million in 2014 compared to $19.4 million in 2013.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings, and more recently, lease and other real estate financing transactions.  As of December 31, 2014, our liquidity and capital resources included cash and cash equivalents of $2.9 million and working capital of $1.5 million.  We have a working capital deficit of $0.2 million after adjusting for $1.7 million of redemption payments due to preferred noncontrolling interest holders during 2015.  As of December 31, 2013, our liquidity and capital resources included cash and cash equivalents of $4.2 million and working capital deficit of $15.0 million.

Cash provided by operating activities from continuing operations was $2.9 million during 2014 compared to $7.3 million for 2013.  During 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $11.6 million, increases in accrued liabilities and other liabilities totaling $8.2 million.  During 2014, the primary uses of cash from continuing operations, were increases in accounts receivables, receivables from affiliates, prepaid and other current assets and other assets totaling $12.0 million and decreases in accounts payable and other current liabilities of $4.9 million.  During 2013, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss reduced by non-cash items) of $12.0 million, a decrease in receivables from affiliates, supplies inventories and other assets of $0.3 million and an increase in accrued taxes payable and other current and long term liabilities of $7.7 million.  The primary uses of cash from operating activities from continuing operations in 2013 were an increase in accounts receivable and prepaid and other current assets of $9.5 million and a decrease in accounts payable and accrued liabilities of $3.2 million.

Cash used by discontinued operations for 2014 and 2013 was $0.5 million and $1.0 million, respectively.

Net cash used in investing activities from continuing operations during 2014 was $1.9 million compared to net cash provided by investing activities of $1.3 million during 2013.  Investing activities during 2014 were primarily related to purchase of property and equipment of $4.9 million which were offset by distributions received from equity investments of $2.8 million and proceeds from the sale of an equity investment in affiliates of $0.2 million.  Investing activities during 2013 were primarily related to distributions received from equity investments of $5.6 million and proceeds from the sale of property and equipment of $2.0 million which were offset by purchases of property and equipment of $6.4 million.

We did not have any investing activities from discontinued operations during 2014.  Investing activities from discontinued operations during 2013 provided $0.4 million and represented proceeds from the sale of assets attributable to discontinued operations.

Net cash provided by financing activities from continuing operations during 2014 was $2.2 million compared to 2013 when financing activities from continuing operations used $6.1 million.  During 2014, we received debt proceeds of $32.9 million and proceeds from the sale of non-controlling interests of $0.1 million.  During 2014, we made debt payments of $26.3 million, paid $0.8 million in preferred noncontrolling interest dividends and made $3.7 million in distributions to noncontrolling interests.  During 2013, we received debt proceeds of $10.0 million, had proceeds from the sale of common stock of $0.4 million and had proceeds from the sale of preferred noncontrolling interests of $8.7 million.  During 2013, we made $11.7 million in debt payments, paid $11.1 million to redeem preferred noncontrolling interests, paid $1.0 million in preferred noncontrolling interest dividends, paid $0.7 million in noncontrolling interest dividends and made a distribution to FHA (prior to the reverse acquisition on July 22, 2013) of $0.7 million.

Financing activities from discontinued operations during 2014 and 2013 used $4.1 million and $0.8 million, respectively, representing payments on debt attributable to discontinued operations.

As of December 31, 2014, we have an accumulated deficit of $37.3 million and an adjusted working capital deficit of $0.2 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015).  During the year ended December 31, 2014, we generated a net loss attributable to Foundation Healthcare common stock of $2.1 million and generated cash flow from operating activities from continuing operations of $2.9 million.  As of December 31, 2014, we had cash and cash equivalents of $2.9 million and has access to a $2.5 million line of credit from its senior lender.  Although we have access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects we may not be able to meet all of our obligations as they become due in 2015. We plan to meet the projected cash flow shortage from management fees earned from new hospital partners we anticipate procuring in 2015.

If we are unable to procure the management contracts as noted above, we may be forced to obtain extensions on existing debt and other obligations as they become due in 2015.  Although we have historically been successful in obtaining extensions, there is no assurance that we will be able to obtain them in the future.  In addition, we may choose to raise additional funds through the sale of equity or assets, but there is no assurance that we will be successful in completing such actions.

If we are not able to obtain incremental management fees from new hospital partners, do not obtain extensions on some of our debt or other obligations during 2015 or if we are not able to raise additional funds through the sale of equity or assets, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet its cash requirements over the next 12 months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Senior Debt Ratio is calculated by dividing all of our indebtedness, including capital leases that is secured by a lien or security interest in any of our assets by our EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as our net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

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

Mandatory Prepayments.  If we sell any assets in excess of $100,000 or collectively sell any assets in a 12 month period in excess of $100,000, we must make a prepayment equal to the net proceeds of the asset sale(s).  If we receive proceeds from a debt or equity offering that is not used for a Permitted Acquisition over a 12 month period following the offering or for repayment of our preferred noncontrolling interests, we must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of our annual audited financial statements, we must make a prepayment equal to 30% of our Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by our Equity Owned Hospitals to persons other than us.  Our expected mandatory prepayment related to Excess Cash Flow in 2014 is $533,884.

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of December 31, 2014 our Senior Debt Ratio was 1.76.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of December 31, 2014, our Senior Debt Service Coverage Ratio was 2.07.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of December 31, 2014, our Adjusted Senior Debt Service Coverage Ratio was 1.41.

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

Financial Commitments

We do not have any material capital commitments during the next 12 months; however, we have contractual commitments of $20.3 million for payments on our indebtedness, operating lease payments and preferred noncontrolling interests.  Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to replace our long-term bank indebtedness.

Our future commitments under contractual obligations by expected maturity date at December 31, 2014 are as follows:

	< 1 year	1-3 years	3 - 5 years	> 5 years	Total
Short-term debt (1)	$456,784	—	—	—	$456,784
Long-term debt (1)	5,774,106	11,286,498	10,262,840	6,330,725	33,654,169
Operating leases	11,675,379	23,586,561	23,168,819	84,661,254	143,092,013
Preferred noncontrolling interests (2)	2,360,103	8,041,785	—	—	10,401,888
	$20,266,372	$42,914,844	$33,431,659	$90,991,979	$187,604,854
(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

Revenue recognition and accounts receivable – We recognize revenues in the period in which services are performed and charged.  Accounts receivable primarily consist of amounts due from third-party payors and patients.  Our ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts we receive for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than our established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, the revenues and accounts receivable reported in our consolidated financial statements are recorded at the net amount expected to be received.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 2014, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. The adoption of these changes had no impact on our consolidated financial statements, as the Company does not currently have any such arrangements.

On January 2014, we adopted changes issued by the FASB to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. These changes become effective for us on January 1, 2014. The adoption of these changes did not have a significant impact on our consolidated financial statements.

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

Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The amendments are effective prospectively for all disposals (or classifications as held for sale) of components of an entity, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

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

During 2014 and 2013, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014.  Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Furthermore, our Principal Executive Officer and Principal Financial Officer are responsible for the design and supervision of our internal control over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934.  Internal control over financial reporting is then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  These policies and procedures

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

Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2014, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2014, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

No changes in our internal controls occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below:

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2015 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

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

3.1.2

Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 4, 2013.

3.1.3

Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 9, 2015.

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

4.3

Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

Exhibit No.	Description
4.4

Form of Five Year Common Stock Purchase Warrant (193,750 shares of common stock at $10.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.5

Form of Seven Year Common Stock Purchase Warrant (229,630 shares of common stock at $13.50 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.6

Form of Ten Year Common Stock Purchase Warrant (193,750 shares of common stock at $16.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.7

Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 10‑Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.1*

Amended and Restated Foundation Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex B of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2014.

10.1.1*

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

10.3*

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

10.5.1

Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.5.2

Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.5.3

First Amendment to Amended and Restated Membership Interest Purchase Agreement, dated as of July 22, 2013 among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

Exhibit No.	Description
10.6

Loan, Security and Guaranty Agreement, dated June 30, 2014, by and between Foundation Healthcare, Inc. and Bank SNB, National Association and Texas Capital Bank, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2014.

10.7

Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank, is incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7.1

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

10.11

Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.12

Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated August 31, 2013, is incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.12.1

First Amendment to Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated September 25, 2013, is incorporated by reference to Exhibit 10.20.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.13.1

Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.14

Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.15

Agreement in Connection with Assignment and Assumption Agreement, dated September 30, 2013, among Graymark Healthcare, Inc., and DOC-Greymark HQ OKC MOB, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.16

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

Exhibit No.	Description
10.17.1

Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated February 19, 2007, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17.2

Second Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated June 1, 2007, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17.3

Third Amendment to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated July 15, 2010, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.18

Lease Agreement by and between Foundation Bariatric Real Estate of Huebner, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated October 11, 2006, is incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.19

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

10.21

Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Stanton Nelson, Hubert King and Grant A. Christianson, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10‑K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ STANTON NELSON	Chief Executive Officer	March 30, 2015
Stanton Nelson	(Principal Executive Officer)
/S/ HUBERT KING	Chief Financial Officer	March 30, 2015
Hubert King	(Principal Financial Officer)
/S/ GRANT A. CHRISTIANSON	Chief Accounting Officer	March 30, 2015
Grant A. Christianson	(Principal Accounting Officer)
/S/ THOMAS MICHAUD	Chairman of the Board	March 30, 2015
Thomas Michaud
/S/ JOSEPH HARROZ, JR.	Director	March 30, 2015
Joseph Harroz, Jr.
/S/ SCOTT MUELLER	Director	March 30, 2015
Scott Mueller
/S/ STEVEN L. LIST	Director	March 30, 2015
Steven L. List
/S/ ROBERT A. MORENO, M.D.	Director	March 30, 2015
Robert A. Moreno, M.D.

Exhibit Index

Exhibit No.	Description
3.1

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

3.1.2

Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 4, 2013.

3.1.3

Certificate of Amendment to the Registrant’s Restated Certificate of Incorporation, is incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on January 9, 2015.

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

4.3

Warrant to Purchase Common Stock issued to Genesis Select Corporation dated May 14, 2012, is incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2012.

4.4

Form of Five Year Common Stock Purchase Warrant (193,750 shares of common stock at $10.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.5

Form of Seven Year Common Stock Purchase Warrant (229,630 shares of common stock at $13.50 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.6

Form of Ten Year Common Stock Purchase Warrant (193,750 shares of common stock at $16.00 exercise price), dated July 22, 2013, issued to Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

4.7

Registration Rights Agreement, dated July 22, 2013, among Graymark Healthcare, Inc., Tyche Health Enterprises, LLC and THE Managers, LLC, is incorporated by reference to Exhibit 10.18 of the Registrant’s Current Report on Form 10‑Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.1*

Amended and Restated Foundation Healthcare, Inc. 2008 Long-Term Incentive Plan, is incorporated by reference to Annex B of the Company’s Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2014.

10.1.1*

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

Exhibit No.	Description
10.3*

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

10.5.1

Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.5.2

Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.5.3

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

10.7

Loan Agreement, dated July 22, 2013, between Foundation Health Enterprises, LLC and Valliance Bank, is incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2013.

10.7.1

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

10.11

Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.12

Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated August 31, 2013, is incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

Exhibit No.	Description
10.12.1

First Amendment to Amended and Restated Master Lease by and between DOC-FSH El Paso Medical Center, LLC and East El Paso Physicians’ Medical Center, LLC, dated September 25, 2013, is incorporated by reference to Exhibit 10.20.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.13.1

Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.14

Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.15

Agreement in Connection with Assignment and Assumption Agreement, dated September 30, 2013, among Graymark Healthcare, Inc., and DOC-Greymark HQ OKC MOB, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.16

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

10.17.1

Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated February 19, 2007, is incorporated by reference to Exhibit 10.24.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17.2

Second Addendum to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated June 1, 2007, is incorporated by reference to Exhibit 10.24.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.17.3

Third Amendment to the Lease Agreement by and between Foundation Bariatric Real Estate of San Antonio, L.L.L.P. and Foundation Bariatric Hospital of San Antonio, L.L.C. dated July 15, 2010, is incorporated by reference to Exhibit 10.24.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.18

Lease Agreement by and between Foundation Bariatric Real Estate of Huebner, L.P. and Foundation Bariatric Hospital of San Antonio, L.P. dated October 11, 2006, is incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.19

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

10.21

Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

21+	Subsidiaries of Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.

Exhibit No.	Description
31.2+	Certification of Hubert King, Chief Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Chief Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

FOUNDATION HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

and Shareholders of Foundation Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Foundation Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Healthcare, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had insufficient working capital as of December 31, 2014 to fund anticipated working capital needs over the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado

March 30, 2015

FOUNDATION HEALTHCARE, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
Cash and cash equivalents	$2,860,025	$4,212,076
Accounts receivable, net of allowance for doubtful accounts of $1,741,571 and $4,778,915, respectively	18,971,435	12,755,642
Receivables from affiliates	1,157,184	848,002
Supplies inventories	1,863,175	1,931,142
Deferred tax asset	775,248	2,118,637
Prepaid and other current assets	3,712,625	2,184,248
Current assets from discontinued operations	342,441	518,629
Total current assets	29,682,133	24,568,376
Property and equipment, net	13,465,190	12,073,986
Equity method investments in affiliates	5,722,130	5,699,093
Intangible assets, net	9,080,395	11,138,621
Goodwill	973,927	973,927
Other assets	437,809	244,598
Other assets from discontinued operations	165,285	576,228
Total assets	$59,526,869	$55,274,829
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND TOTAL DEFICIT
Liabilities:
Accounts payable	$10,364,160	$11,648,987
Accrued liabilities	10,223,388	3,914,915
Preferred noncontrolling interests dividends payable	195,212	195,411
Short-term debt	456,784	5,664,827
Current portion of long-term debt	5,023,048	7,919,179
Other current liabilities	1,052,543	4,591,587
Current liabilities from discontinued operations	839,791	5,620,697
Total current liabilities	28,154,926	39,555,603
Long-term debt, net of current portion	24,737,719	10,031,732
Deferred lease incentive	8,608,716	5,563,984
Deferred tax liability	107,238	2,604,879
Other liabilities	5,317,075	4,086,946
Other liabilities from discontinued operations	—	9,969
Total liabilities	66,925,674	61,853,113
Preferred noncontrolling interests	8,700,000	8,700,000
Commitments and contingencies (Note 11)
Foundation HealthCare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,263,842 and 16,383,489 issued and outstanding, respectively	1,726	1,638
Paid-in capital	19,321,267	18,256,501
Accumulated deficit	(37,265,044)	(35,171,315)
Total Foundation HealthCare shareholders’ deficit	(17,942,051)	(16,913,176)
Noncontrolling interests	1,843,246	1,634,892
Total deficit	(16,098,805)	(15,278,284)
Total liabilities, preferred noncontrolling interest and total deficit	$59,526,869	$55,274,829

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013
Net Revenues:
Patient services	$96,219,746	$81,121,802
Provision for doubtful accounts	(5,118,194)	(3,755,035)
Net patient services revenue	91,101,552	77,366,767
Management fees from affiliates	5,394,666	6,347,315
Other revenue	5,361,931	3,493,577
Revenues	101,858,149	87,207,659
Equity in earnings of affiliates	2,979,293	5,885,188
Operating Expenses:
Salaries and benefits	29,273,542	28,279,045
Supplies	24,000,276	22,871,118
Other operating expenses	42,767,477	32,830,312
Impairment of goodwill	—	21,864,781
Impairment of equity investment of affiliate	—	1,640,389
Depreciation and amortization	5,550,162	5,093,246
Total operating expenses	101,591,457	112,578,891
Other Income (Expense):
Interest expense, net	(1,610,791)	(2,171,327)
Gain on forgiveness of debt	—	7,108,562
Gain on sale-leaseback of real estate	—	3,961,277
Other income	385,033	144,776
Net other income (expense)	(1,225,758)	9,043,288
Income (loss) from continuing operations, before taxes	2,020,227	(10,442,756)
(Provision) benefit for income taxes	851,788	(3,777,113)
Income (loss) from continuing operations, net of taxes	2,872,015	(14,219,869)
Loss from discontinued operations, net of tax	(357,452)	(839,238)
Net Income (loss)	2,514,563	(15,059,107)
Less: Net income attributable to noncontrolling interests	3,827,439	4,345,417
Net loss attributable to Foundation HealthCare	(1,312,876)	(19,404,524)
Preferred noncontrolling interests dividends	(780,853)	(1,022,103)
Net loss attributable to Foundation HealthCare common stock	$(2,093,729)	$(20,426,627)
Earnings per common share (basic and diluted):
Net loss from continuing operations attributable to Foundation HealthCare common stock.	$(0.10)	$(1.44)
Loss from discontinued operations, net of tax	(0.02)	(0.06)
Net loss per share, attributable to Foundation HealthCare common stock	$(0.12)	$(1.50)
Weighted average number of primary and diluted common shares outstanding	17,080,451	13,635,286
Pro forma income information (Note 3):
Pro forma provision for income taxes		$(914,350)
Pro forma net income attributable to Foundation HealthCare common stock		$(20,526,464)
Pro forma basic and diluted net income per share		$(1.51)

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2014 and 2013

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balances January 1, 2013	11,450,000	$1,145	$3,452,326	$(14,744,688)	$(2,049,970)	$(13,341,187)
Net loss attributable to Foundation HealthCare	—	—	—	(19,404,524)	—	(19,404,524)
Net income attributable to noncontrolling interests	—	—	—	—	4,345,417	4,345,417
Reverse acquisition	4,802,328	480	13,938,394	—	—	13,938,874
Issuance of common stock and warrants	87,000	9	1,370,991	—	—	1,371,000
Stock-based compensation	22,594	2	129,719	—	—	129,721
Issuance of stock for payment of liabilities	24,700	2	108,535	—	—	108,537
Cancellation of outstanding shares	(3,133)	—	—	—	—	—
Preferred noncontrolling interests dividends	—	—	—	(1,022,103)	—	(1,022,103)
Distributions to noncontrolling interests	—	—	—	—	(660,555)	(660,555)
Distributions to member	—	—	(743,464)	—	—	(743,464)
Balances December 31, 2013	16,383,489	1,638	18,256,501	(35,171,315)	1,634,892	(15,278,284)
Net loss attributable to Foundation HealthCare	—	—	—	(1,312,876)	—	(1,312,876)
Net income attributable to noncontrolling interests	—	—	—	—	3,827,439	3,827,439
Stock-based compensation	880,353	88	1,064,766	—	—	1,064,854
Preferred noncontrolling interests dividends	—	—	—	(780,853)	—	(780,853)
Proceeds from noncontrolling interests					112,167	112,167
Distributions to noncontrolling interests	—	—	—	—	(3,731,252)	(3,731,252)
Balances December 31, 2014	17,263,842	$1,726	$19,321,267	$(37,265,044)	$1,843,246	$(16,098,805)

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Operating activities:
Net income (loss)	$2,514,563	$(15,059,107)
Less: Loss from discontinued operations, net of tax	(357,452)	(839,238)
Income (loss) from continuing operations	2,872,015	(14,219,869)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,550,162	5,093,246
Impairment of goodwill	—	21,864,781
Impairment of equity investment in affiliate	—	1,640,389
Deferred tax benefit	(1,154,252)	(301,713)
Stock-based compensation, net of cashless vesting	1,064,854	129,721
Gain on redemption of non-controlling interests	—	(66,915)
Provision for doubtful accounts	5,118,194	3,755,035
Equity in earnings of affiliates	(2,979,293)	(5,885,188)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net of provision for doubtful accounts	(11,333,987)	(9,412,289)
Receivables from affiliates	(309,182)	197,483
Supplies Inventories	67,967	12,142
Prepaid and other current assets	(1,528,377)	(81,786)
Other assets	(193,211)	134,489
Accounts payable	(1,284,827)	(695,691)
Accrued liabilities	6,383,015	(2,513,206)
Income taxes payable	—	3,564,455
Other current liabilities	(3,613,586)	827,132
Other liabilities	4,274,861	3,302,290
Net cash provided by operating activities from continuing operations	2,934,353	7,344,506
Net cash used in operating activities from discontinued operations	(488,300)	(992,512)
Net cash provided by operating activities	2,446,053	6,351,994
Investing activities:
Cash received in business acquisition	—	68,170
Purchase of property and equipment	(4,884,948)	(6,368,276)
Disposal of property and equipment	1,807	2,039,904
Sale of equity investment in affiliates	178,000	—
Distributions from affiliates	2,778,257	5,559,317
Net cash provided by (used in) investing activities from continuing operations	(1,926,884)	1,299,115
Net cash provided by investing activities from discontinued operations	—	395,000
Net cash provided by (used in) investing activities	(1,926,884)	1,694,115

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2014 and 2013

	2014	2013
Financing activities:
Debt proceeds	32,885,948	10,035,860
Debt payments	(26,284,135)	(11,728,810)
Common stock proceeds	—	435,000
Preferred noncontrolling interests proceeds	—	8,700,000
Preferred noncontrolling interests dividend	(781,052)	(1,003,635)
Redemption of preferred noncontrolling interests	—	(11,102,372)
Distributions to noncontrolling interests	(3,731,252)	(660,555)
Proceeds from noncontrolling interests	112,167	—
Distributions to member	—	(743,464)
Net cash provided by (used in) financing activities from continuing operations	2,201,676	(6,067,976)
Net cash used in financing activities from discontinued operations	(4,072,896)	(803,124)
Net cash used in financing activities	(1,871,220)	(6,871,100)
Net change in cash and cash equivalents	(1,352,051)	1,175,009
Cash and cash equivalents at beginning of year	4,212,076	3,037,067
Cash and cash equivalents at end of year	$2,860,025	$4,212,076
Cash Paid for Interest and Income Taxes:
Interest expense	$2,052,213	$2,366,345
Interest expense, discontinued operations	$168,733	$124,821
Income taxes, continuing operations	$3,255,623	$—
Income taxes, discontinued operations	$—	$—
Noncash Investing and Financing Activities:
Common stock warrants issued	$—	$(936,000)
Common stock issued as payment for liabilities	$—	$(108,537)
Seller financing - reverse acquisition	$—	$2,000,000
Debt and liabilities assumed - reverse acquisition	$—	$2,032,098
Debt issued in purchase of noncontrolling preferred interest	$—	$(2,339,905)
Debt converted to common stock	$—	$(14,138,187)

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

Note 1 – Nature of Business

Foundation Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling and noncontrolling interests in surgical hospitals located in Texas and Oklahoma.  The Company also owns noncontrolling interests in ambulatory surgery centers (“ASCs”) located in Texas, Pennsylvania, New Jersey, Maryland and Ohio.  The Company provides management services to a majority of the facilities that it has noncontrolling interests (referred to as “Affiliates”) under the terms of various management agreements.

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

Going Concern and Management’s Plan – As of December 31, 2014, the Company had an accumulated deficit of $37.3 million and adjusted working capital deficit of $0.2 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015).  During the year ended December 31, 2014, the Company generated a net loss attributable to Foundation Healthcare common stock of $2.1 million and generated cash flow from operating activities from continuing operations of $2.9 million.  As of December 31, 2014, the Company had cash and cash equivalents of $2.9 million and has access to a $2.5 million line of credit from its senior lender. Although the Company has access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects the Company may not be able to meet all of its obligations as they become due in 2015.  Management plans to meet the projected cash flow shortage from management fees earned from new hospital partners the Company anticipates procuring in 2015.

If management is unable to procure the management contracts as noted above, the Company may be forced to obtain extensions on existing debt and other obligations as they become due in 2015.  Although management has historically been successful in obtaining extensions, there is no assurance that the Company will be able to obtain them in the future.  In addition, management may choose to raise additional funds through the sale of equity or assets, but there is no assurance that the Company will be successful in completing such actions.

If management is not able to obtain incremental management fees from new hospital partners, does not obtain extensions on some of its debt or other obligations during 2015 or if the Company is not able to raise additional funds through the sale of equity or assets, the Company may not have sufficient cash on hand or generate sufficient cash flow from operations to meet its cash requirements over the next 12 months.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split – At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse split of our common stock at a ratio between 1-for-3 to 1-for-10 shares.  The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to our amended and restated certificate of incorporation.  The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of our common stock, or the Reverse Split.  The board of directors considered a ratio that would allow us to have a number of outstanding shares to have a sufficient trading volume while considering a stock price that would be consistent with our intention to eventually uplist of our common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that we will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange.  The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors.  The effect of the reverse split reduced the Company’s outstanding common stock shares from

172,638,414 to 17,263,842 shares as of the date of the reverse split.  The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

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

Revenue recognition and accounts receivable – The Company recognizes revenues in the period in which services are performed and charged.  Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows.  Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates.  Additionally, to provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the net amount expected to be received.

During the years ended December 31, 2014 and 2013, the Company’s revenue payor mix was as follows:

	2014	2013
Medicare and Medicaid	24%	29%
Commercial health insurance payors	67%	59%
Patient self-pay	4%	5%
Management fees from affiliates	5%	7%
Other	5%	4%
Provision for doubtful accounts	(5%)	(4%)

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined.  There is a reasonable possibility that recorded estimates will change by a material amount in the near term.  The net cost report settlements due to the Company were approximately $617,955 and $235,000 at December 31, 2014 and 2013, respectively, and are in included in prepaid and other current assets in the accompanying consolidated balance sheets.  We adjusted our cost report estimate by $382,955 during 2014 based on our final filed cost report for 2013 and an estimate of the 2014 cost report. There was no adjustment for estimated cost report settlements in 2013.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The Company has an established process to determine the adequacy of the allowance for doubtful accounts that relies on a number of analytical tools and benchmarks to arrive at a reasonable allowance.  No single statistic or measurement determines the adequacy of the allowance for doubtful accounts.  Some of the analytical tools that the Company utilizes include, but are not limited to, the aging of accounts receivable, historical cash collection experience, revenue trends by payor classification, the status of claims submitted to third party payors, reason codes for declined claims and an assessment of the Company’s ability to address the issue and resubmit the claim and whether a patient is on a payment plan and making payments consistent with that plan.  Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

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

The activity in the allowances for doubtful accounts for the years ending December 31, 2014 and 2013 follows:

	2014	2013
Balance at beginning of period	$4,778,915	$1,659,337
Reclassification (to) from contractual allowance	(832,384)	1,458,737
Provisions recognized as reduction in revenues	5,118,194	3,755,035
Write-offs, net of recoveries	(7,323,154)	(2,094,194)
Balance at end of period	$1,741,571	$4,778,915

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted cash – As of December 31, 2014 and 2013, the Company had restricted cash of approximately $700,000 and $701,000, respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash is pledged as collateral against certain debt of the Company.

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

The Financial Accounting Standards Board (FASB) guidance on testing goodwill for impairment provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount.  If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required.  An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.  The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered.  Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  The Company completed its annual impairment test as of December 31, 2014, and determined that goodwill was not impaired.

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

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  As of December 31, 2014 and 2013, the Company had cash deposits in excess of FDIC limits of $1.9 million and $3.4 million, respectively.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising expense for 2014 and 2013, included in continuing operations, was approximately $312,000 and $244,000, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2014, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2014, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following securities were not included in the computation of diluted earnings (loss) per share from continuing operations or discontinued operations as their effect would be anti-dilutive:

	2014	2013
Stock options and warrants	1,622,796	1,836,106

During 2014, management determined that the Company had incorrectly reflected the historical common stock shares attributable to Foundation and the common stock shares issued in the reverse acquisition.  As a result, the Company has restated its previously reported net income (loss) per share the year ended December 31, 2013 in order to correct certain previously reported amounts.  The restatement had no change on the ending number of common shares outstanding at December 31, 2013, but it did change the weighted average number of common and diluted outstanding shares used to calculate earnings per common share.  The restatement had no impact on assets, liabilities, total deficit or net income (loss) attributable to Foundation Healthcare common stock.

The financial information included in the accompanying consolidated financial statements and notes thereto reflect the effects of the corrections described in the preceding paragraph.  The following tables set forth the correction of the individual affected line items in the accompanying consolidated financial statements:

	Year Ended December 31, 2013
	As Previously Reported	Correction	Restated
Earnings per common share (basic and diluted):
Net loss from continuing operations attributable to Foundation Healthcare common stock	$(1.20)	$(0.24)	$(1.44)
Loss from discontinued operations	(0.05)	(0.01)	(0.06)
Net loss per share attributable to Foundation Healthcare common stock	$(1.25)	$(0.25)	$(1.50)
Weighted average number of common and diluted shares outstanding	16,293,013	(2,657,727)	13,635,286
Pro forma basic and diluted net loss per share	$(1.26)	$(0.25)	$(1.51)

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 2014, the Company adopted changes issued by the FASB to the accounting for obligations resulting from joint and several liability arrangements.  These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations.  Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings.  The adoption of these changes had no impact on the Company’s consolidated financial statements, as the Company does not currently have any such arrangements.

On January 2014, the Company adopted changes issued by the FASB to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position.  Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  Previously, there was diversity in practice as no explicit guidance existed.  These changes become effective for the Company on January 1, 2014. The adoption of these changes did not have a significant impact on the Company’s consolidated financial statements.

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

Note 4 – Reverse Acquisition

On July 22, 2013, the Company acquired FSA and FSA’s consolidated variable interest entity, FSHA, from Foundation Healthcare Affiliates, LLC (“FHA”) pursuant to an Amended and Restated Membership Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company (i) issued to FHA 11,450,000 shares of its common stock, (ii) issued to FHA a demand promissory note in the principal amount of $2.0 million, and (iii) assumed certain liabilities and obligations of FHA totaling approximately $2.0 million.

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

Simultaneous with and subject to the reverse acquisition, the Company issued 1,333,333 shares of common stock to purchase a $6.0 million participation in the credit facility owed by the Company to Arvest Bank (see Note 6 – Discontinued Operations for more information) and 1,797,030 shares of common stock to Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390.  Since the completion of the reverse acquisition was subject to these transactions, they have been recorded as part of the reverse acquisition.

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

The fair value of the total consideration issued in the reverse acquisition amounted to $13.9 million and included the common stock attributable to existing Graymark shareholders and the issuance of the Company’s common stock to Arvest Bank and Mr. Oliver.

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

During the year ended December 31, 2013, the Company incurred approximately $506,000 in expenses related to the reverse acquisition.  The expenses incurred related primarily to legal fees related to the Purchase Agreement and structure of the transaction and professional fees related to the audits of the 2012 and 2011 consolidated financial statements of FSA.

The amounts of acquisition revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the reverse acquisition date for Graymark been January 1, 2013 are as follows:

		Loss From		Attributable to Foundation
	Revenue	Continuing Operations	Net Loss	Net Loss	Net Loss Per Share
Actual:
From 7/22/2013 to12/31/2013	$968,729	$(23,413,107)	$(24,995,058)	$(24,995,058)
Supplemental Pro Forma:
From 1/1/2013 to 12/31/2013	$94,514,058	$(24,733,907)	$(19,402,769)	$(23,616,628)	$(1.73)

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

As part of the reverse acquisition, the Company acquired the special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations.  For the years ended December 31, 2014 and 2013, the activity in the acquired accruals for restructuring charges established for lease termination and other exit costs were as follows:

	Lease Termination Cost	Other Exit Cost	Total
Acquired balance at July 22, 2013	$335,028	$140,542	$475,570
Adjustments	(172,685)	—	(172,685)
Cash Payments	(84,108)	(140,542)	(224,650)
Balance at December 31, 2013	78,235	—	78,235
Adjustments	102,761	—	102,761
Cash Payments	(70,575)	—	(70,575)
Balance at December 31, 2014	$110,421	$—	$110,421

Additional charges may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations for the year ended December 31, 2014 and from July 22, 2013 to December 31, 2013 are summarized below:

	2014	July 22 to December 31, 2013
Revenue	$123,728	$877,362
Loss before taxes	$(576,535)	$(1,353,609)
Income tax benefit	219,083	514,371
Loss from discontinued operations, net of tax	$(357,452)	$(839,238)

The balance sheet items for discontinued operations as of December 31, 2014 and 2013 are summarized below:

	2014	2013
Cash and cash equivalents	$8,148	$49,252
Accounts receivable, net of allowances	—	222,943
Inventories	—	1,893
Other current assets	334,293	244,541
Total current assets	342,441	518,629
Fixed assets, net	165,285	426,228
Other assets	—	150,000
Total non-current assets	165,285	576,228
Total assets	$507,726	$1,094,857
Payables and accrued liabilities	$839,791	$1,557,771
Short-term debt	—	3,994,932
Current portion of long-term debt	—	67,994
Total current liabilities	839,791	5,620,697
Long-term debt, net of current portion	—	9,969
Total liabilities	$839,791	$5,630,666

The Company’s borrowings and capital lease obligations included in discontinued operations as of December 31, 2014 and 2013 are as follows:

	2014	2013
Short-term debt
Arvest Bank	$—	$3,994,932
Long-term Debt
Sleep center notes payable	—	28,723
Equipment capital leases	—	49,389
Total	—	78,112
Less: Current portion of long term debt	—	(68,143)
Long term debt	$—	$9,969

Note 6 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of December 31, 2014 and 2013 are as follows:

		Ownership %
Affiliate	Location	2014	2013
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	20%	20%
Houston Orthopedic Hospital, LLC	Houston, TX	20%	20%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glenn Surgery Center	Houston, TX	10%	10%
Park Ten Surgery Center	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	20%	20%
Metropolitan Medial Partners, LLC ("Chevy Chase")	Chevy Chase, MD	0%	18%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	32%	32%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations and financial position for the years ended and as of December 31, 2014 and 2013, respectively, of the Company’s equity investments in Affiliates are as follows:

	2014	2013
Net operating revenues	$93,657,544	$186,777,871
Net income	$22,016,318	$40,559,684
Current assets	$20,145,429	$44,091,846
Noncurrent assets	40,297,744	44,668,968
Total assets	$60,443,173	$88,760,814
Current liabilities	$13,343,319	$31,891,679
Noncurrent liabilities	21,489,753	29,015,316
Total liabilities	$34,833,073	$60,906,995
Members' equity	$25,610,100	$27,853,819

The Master Agreement covering the Company’s ownership in Chevy Chase included a redemption feature that allowed the majority owner of Chevy Chase to purchase the Company’s 18% interest in Chevy Chase for $178,000.  In January 2014, the Company received notice from the majority owner that they intend to exercise their right to purchase the Company’s interest in October 2014 which is the term date of the Company’s management agreement.  Based on these facts, management concluded that the Company no longer has significant influence over Chevy Chase and, effective December 31, 2013, began accounting for Chevy Chase using the cost method of accounting versus the equity method previously used.  In addition, the Company performed an impairment analysis of the investment in Chevy Chase and determined that the projected cash distributions in 2014 from Chevy Chase would approximate the Company’s share in the earnings of Chevy Chase.  As a result, the Company recorded an impairment charge of $1.6 million to write-down the recorded investment down to $178,000.  The distributions that the Company received in 2014 were recorded as other revenue.  In October of 2014, the majority owner did exercise the right to purchase the Company’s interest for $178,000.  The amount received equaled our book value of the investment and did not result in a gain or loss on the transaction.

Note 7 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2014 and 2013:

	2014	2013
Equipment	$22,813,790	$21,799,376
Equipment under capital lease	7,874,259	4,477,231
Leasehold improvements	2,703,013	2,231,315
Land	2,065,000	2,065,000
	35,456,062	30,572,922
Accumulated depreciation	(21,990,872)	(18,498,936)
	$13,465,190	$12,073,986

Depreciation expense for the years ended December 31, 2014 and 2013 was $5,550,161 and $3,228,009 respectively.

Note 8 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance, beginning of year	$973,927	$1,154,528
Reverse acquisition	—	21,864,781
Impairment charge	—	(21,864,781)
Finalization of valuation - Imaging Centers	—	(180,601)
Balance, end of year	$973,927	$973,927

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

The goodwill associated with the reverse acquisition was $21,864,781.  Based on the sleep study trends and forecasted cash flows for the Company’s sleep operations that will continue to be operated, management determined that an impairment indicator existed at the time of the reverse acquisition.  The Company then determined the projected cash flows from the continuing operations of the legacy Graymark business were not sufficient to support the recorded goodwill.  Based on assumptions similar to those that market participants would make in valuing the sleep diagnostic operations, the Company evaluated the fair value of the goodwill subsequent to the reverse acquisition and determined the acquired goodwill was fully-impaired.

Changes in the carrying amount of intangible assets during the years ended December 31, 2014 and 2013 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
January 1, 2013	$11,791,500	$(1,520,642)	$10,270,858
Business Acquisition	2,733,000	—	2,733,000
Amortization	—	(1,865,237)	(1,865,237)
December 31, 2013	14,524,500	(3,385,879)	11,138,621
Amortization	—	(2,058,226)	(2,058,226)
December 31, 2014	$14,524,500	$(5,444,105)	$9,080,395

Intangible assets as of December 31, 2014 and 2013 include the following:

		2014
	Useful	Carrying	Accumulated		2013
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,169,907)	$1,328,593	$1,763,463
Non-compete	5	2,027,000	(849,667)	1,177,333	1,583,256
Physician memberships	7	6,468,000	(2,002,000)	4,466,000	5,390,000
Trade Name	5	381,000	(110,962)	270,038	347,218
Service Contracts	10	2,150,000	(311,569)	1,838,431	2,054,684
		$14,524,500	$(5,444,105)	$9,080,395	$11,138,621

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year ended December 31,
2015	$2,055,474
2016	2,055,474
2017	1,994,629
2018	1,226,387
2019	985,000
Thereafter	763,431

Note 9 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations as of December 31, 2014 and 2013 are as follows:

	Rate (1)	2014	2013
Note payable - Legacy		$—	$2,814,027
Note payable - S&H leasing		—	1,865,600
Note payable - working capital		—	800,000
Insurance premium financings	3.9 - 4.9%	456,784	101,135
Note payable - Medicare cost report		—	84,065
Short-term debt		$456,784	$5,664,827

(1) Effective rate as of December 31, 2014

The Company has various insurance premium financing notes payable that bear interest rates ranging from 3.9% to 4.9%.  The insurance notes mature from January 2015 to October 2015 and the Company is required to make monthly principal and interest payments totaling $154,064.

The Company’s long-term debt and capital lease obligations as of December 31, 2014 and 2013 are as follows:

	Rate (1)	Maturity Date	2014	2013
Senior Lender:
Note payable	4.4%	Jul. 2021	$25,750,000	$—
Other Lenders:
Line of credit			—	896,000
Notes payable - working capital			—	3,715,088
Note payable - equity investments			—	3,270,427
Note payable - management agreements			—	640,466
Note payable - assumption			—	146,857
Note payable - preferred interest redemption			—	5,100,000
Note payable - settlements			—	1,189,725
Note payable - THE			—	311,149
Notes payable - physician partners			—	103,604
Notes payable - acquisition			—	99,610
Capital Lease Obligations	5.5 - 10.7%	Feb. 2015 - Dec. 2020	4,010,767	2,477,985
Total			29,760,767	17,950,911
Less: Current portion of long-term debt			(5,023,048)	(7,919,179)
Long-term debt			$24,737,719	$10,031,732

(1) Effective rate as of December 31, 2014

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

Mandatory Prepayments.  If we sell any assets in excess of $100,000 or collectively sell any assets in a 12 month period in excess of $100,000, we must make a prepayment equal to the net proceeds of the asset sale(s).  If we receive proceeds from a debt or equity offering that is not used for a permitted acquisition over a 12 month period following the offering or for repayment of our preferred noncontrolling interests, we must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of our annual audited financial statements, we must make a prepayment equal to 30% of our Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by our Equity Owned Hospitals to persons other than us.  Our expected mandatory prepayment related to Excess Cash Flow in 2014 is $533,884

Voluntary Prepayments.  We may prepay amounts under the Term Loan at any time provided that we are required to pay a prepayment penalty of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the maturity date.  We may prepay amounts under the Revolving Loan at any time without penalty.

Guaranties.  Each of our direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of our obligations owed to Lenders.

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of December 30, 2014, our Senior Debt Ratio was 1.76.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of December 31, 2014, our Senior Debt Service Coverage Ratio was 2.07.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of December 31, 2014, our Adjusted Senior Debt Service Ratio was 1.41.

Annualized EBITDA.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on December 31, 2014 and each quarter that has elapsed thereafter.

As of December 31, 2014, the Company is in compliance with all of the SNB Credit Facility financial covenants.

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

At December 31, 2014, future maturities of long-term debt were as follows:

Year ended December 31:
2015	$5,023,048
2016	4,781,929
2017	4,613,541
2018	4,604,681
2019	4,625,161
Thereafter	6,112,407

Note 10 –Preferred Noncontrolling Interests

On March 13, 2013, the Company’s wholly-owned subsidiary, Foundation Health Enterprises, LLC (“FHE”) initiated a private placement offering for up to $15,960,000.  The offering was comprised of 152 units (“FHE Unit” or “preferred noncontrolling interest”).  Each FHE Unit was offered at $105,000 and entitled the purchaser to one (1) Class B membership interest in FHE, valued at $100,000, and 1,000 shares of the Company’s common stock, valued at $5,000.  During July 2013 to October 2013, FHE and the Company completed the sale of 87 FHE Units for total consideration of $9,135,000 which was comprised of $8,700,000 attributable to the preferred noncontrolling interest and $435,000 attributable to the 87,000 shares of the Company’s common stock.

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests.  The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014.  The FHE Unit holders agreed to defer the first installment until March 2015.  The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions.  The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $20.00 per share.  Since the FHE Units have a redemption feature and a conversion feature which the Company determined to be substantive, the preferred noncontrolling interests has been recorded at the mezzanine level in the accompanying consolidated balance sheets and the corresponding dividends are recorded as a reduction of accumulated deficit.

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

Under the Tyche Agreement, the Company paid $11,102,372 to Tyche and Tyche related entities and TSH issued promissory notes totaling $2,339,905 to Tyche and Tyche related entities for total consideration of $13,442,277.  As further consideration for the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of Company’s common stock.  The warrants issued included:

1.	Five year warrants for the purchase of a total of 193,750 shares of the Company’s common stock at a strike price of $10.00 per share;
2.	Seven and one-half year warrants for the purchase of a total of 351,620 shares of the Company’s common stock at a strike price of $13.50 per share; and
3.	Ten year warrants for the purchase of a total of 229,630 shares of the Company’s common stock at a strike price of $16.00 per share.

Note 11 – Commitments and Contingencies

Legal Issues – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims.  In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.  During the years ended December 31, 2014 and 2013, the Company did not incur any settlement expenses related to its ongoing asserted and unasserted legal claims.

Operating Leases – The Company leases all of the real property used in its business for office space, surgical hospital facilities and certain medical equipment under operating lease agreements.  Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term (“Deferred Rent”).  As of December 31, 2014 and 2013, the Company had Deferred Rent of $3,930,325 and $6,648,369, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s rental expense, net of sublease income, for operating leases in 2014 and 2013 was $9,933,563 and $7,112,362, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2014:

2015	$11,675,379
2016	11,760,275
2017	11,826,286
2018	11,737,775
2019	11,431,044
Thereafter	84,661,254
Less: Sublease income	(3,457,542)
Total	$139,634,471

At December 31, 2014 and 2013, the Company had current and long-term deferred lease incentives of $9,555,581 and $5,563,984, respectively.  The lease incentives are included in current other liabilities and other liabilities the accompanying consolidated balance sheets and are amortized on a straight line basis over the life of the lease as a reduction in rent expense.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of December 31, 2014 were $560,851 and are included in accrued liabilities in the accompanying consolidated balance sheets.

Note 12 – Income Taxes

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

The income tax provision for the years ended December 31, 2014 and 2013 consists of:

	2014	2013
Current (provision) benefit	$(302,464)	$(4,078,826)
Deferred benefit	1,619,321	378,781
Increase in valuation allowance	(465,069)	(77,068)
Total (provision) benefit	$851,788	$(3,777,113)
Tax benefit, discontinued operations	$219,083	$514,371

Deferred income tax assets and liabilities as of December 31, 2014 and 2013 are comprised of:

	2014	2013
Deferred income tax assets:
Accounts receivable	$4,512	$135,983
Accounts payable	712,683	1,131,070
Accrued liabilities	260,655	338,901
Deferred rent and lease incentives	3,856,114	2,353,514
Stock compensation	—	202,453
Other assets	54,836	54,836
Total deferred tax assets	4,888,800	4,216,757
Valuation allowance	(779,358)	(314,289)
Net deferred tax assets	4,109,442	3,902,468
Deferred income tax liabilities:
Fixed assets	(1,267,740)	(1,158,897)
Intangible assets	(1,103,847)	(1,725,099)
Equity investments in affiliates	(861,869)	(1,330,295)
Prepaid and other current assets	(207,976)	(174,419)
Total deferred tax liabilities	(3,441,432)	(4,388,710)
Net deferred tax asset (liability)	$668,010	$(486,242)

The balance sheet classification of deferred income tax assets (liabilities) at December 31, 2014 and 2013 follows:

	2014	2013
Current	$775,248	$2,118,637
Long-term	(107,238)	(2,604,879)
Total	$668,010	$(486,242)

The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2014 and 2013 follows:

	2014	2013
Beginning valuation allowance	$314,289	$—
Reverse acquisition	—	237,221
Change in valuation allowance	465,069	77,068
Ending valuation allowance	$779,358	$314,289

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2014	2013
Federal statutory rate	34%	34%
State	4%	4%
Adjustment to prior year accrual	-23%	—
Permanent and other adjustments	-10%	—
Changes in valuation allowances	23%	-1%
Noncontrolling	-72%	16%
Impairment of goodwill	—	-79%
Impairment of investment	—	-6%
Other	2%	-4%
Effective income tax rate	-42%	-36%

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2008, 2009 and 2011 and later tax returns are still subject to examination.

At the time of the Foundation reverse acquisition, Graymark had federal and state net operating loss carryforwards in excess of $30 million.  Due to the change of control resulting from the Foundation reverse acquisition, the Company will not be able to utilize the loss carryforwards.

Note 13 – Capital Structure

At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse split of our common stock at a ratio between 1-for-3 to1-for-10 shares.  The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to our amended and restated certificate of incorporation.  The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of our common stock, or the Reverse Split.  The board of directors considered a ratio that would allow us to have a number of outstanding shares to have a sufficient trading volume while considering a stock price that would be consistent with our intension to eventually uplist of our common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that we will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange.  The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors.  The effect of the reverse split reduced the Company’s outstanding common stock shares from 172,638,414 to 17,263,842 shares as of the date of the reverse split.  The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

During 2013 in conjunction with the FHE private placement offering, the Company issued 87,000 shares of common stock valued at $435,000 ($5.00 per share).  See Note 10 – Preferred Noncontrolling Interests for additional information.

During 2013, the Company issued 24,700 shares of common stock as payments for liabilities owed to certain professional service providers.  The shares were valued at $108,537 which represented the fair value of the services provided.

Note 14 – Stock Options, Grants and Warrants

As part of the Foundation Acquisition, the Company has adopted the 2008 Long-Term Incentive Plan (the “Incentive Plan”).  The Incentive Plan consists of three separate stock incentive plans, a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan.  Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical.  The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards.  Each incentive award will be pursuant to a written award agreement.  The number of shares of common stock authorized and reserved under the Incentive Plan is 2,000,000.

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

The assumptions used to value the option and warrant grants are as follows:

	2014	2013
Expected life (in years)	2.5	2.5 – 5.0
Volatility	58%	73 – 76%
Risk free interest rate	0.35%	0.46 – 1.32%
Dividend yield	0%	0%

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2013	—	$—
Reverse acquisition – warrants	857,242	15.40
Reverse acquisition – options	56,250	13.30
Granted – warrants	866,364	13.26
Granted – options	60,000	4.30
Forfeited – options	(3,750)	40.00
Outstanding at December 31, 2013	1,836,106	12.91
Granted – warrants	1,500	5.00
Forfeited – options	(2,000)	12.50
Forfeited – warrants	(229,650)	15.82
Outstanding at December 31, 2014	1,605,956	12.50

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/14	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding At 12/31/14	Average Exercise Price
Less than $5.00	102,000	4.6	$4.59	82,000	$4.66
$5.01 to $10.00	193,750	3.6	10.00	193,750	10.00
Greater than $10.00	1,310,206	3.9	13.48	1,310,046	13.48
Total	1,605,956			1,585,796

The fair value of the 60,000 options issued in 2013 was estimated to be $120,000.  The value of the options is recorded as compensation expense over the requisite service period which equals the vesting period of the options.  Compensation expense related to stock options was approximately $48,000 and $145,000 during 2014 and 2013, respectively.

Included in the warrants obtained as part of the reverse acquisition were warrants that were issued under a warrant agreement that contains an anti-dilution provision that requires the exercise price and number of shares exercisable under the warrants to be adjusted in certain instances including when the Company issues an equity security at a price less than $15.00.  During 2013, the Company granted 91,365 additional warrants under this provision and adjusted the exercise price from $14.00 to $12.40.  The total amount of money the Company would receive under the exercise of the warrants did not change.

In conjunction with the Tyche Agreement, the Company issued Tyche and certain Tyche related entities warrants for the purchase of Company’s common stock (the “Tyche Warrants”).  The Tyche Warrants included:

1.	Five year warrants for the purchase of a total of 193,750 shares of the Company’s common stock at a strike price of $10.00 per share;
2.	Seven and one-half year warrants for the purchase of a total of 351,620 shares of the Company’s common stock at a strike price of $13.50 per share; and
3.	Ten year warrants for the purchase of a total of 229,630 shares of the Company’s common stock at a strike price of $16.00 per share.

The fair value of the Tyche Warrants was estimated to be $936,000.  See Note 11 – Preferred Noncontrolling Interests for additional information on the Tyche Agreement.

The options and warrants outstanding and options and warrants exercisable as of December 31, 2014 had no intrinsic value.  The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

Unvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	—	$—
Reverse acquisition	4,375	11.11
Granted	23,000	4.90
Vested	(1,375)	28.80
Forfeited	—	—
Unvested at December 31, 2013	26,000	4.70
Granted	971,755	3.62
Vested	(212,415)	3.71
Forfeited	(3,000)	4.90
Unvested at December 31, 2014	782,340	$3.62

During 2014 and 2013, the Company issued 971,755 and 230,000, respectively, restricted stock grant awards to certain key employees.  The fair value of the restricted stock grant awards was approximately $3,518,000 and $113,000, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance.  The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award.  During 2014 and 2013, the Company recorded compensation expense related to stock grant awards of approximately $1,337,000 and $130,000, respectively.  As of December 31, 2014 and 2013, the Company had unrecognized compensation expense associated with the stock grants, options and warrants of approximately $2,290,000 and $165,000, respectively.

Note 15 – Gains and Other Item

Gain on forgiveness of debt and gain on sale-leaseback of real estate – On August 30, 2013, the Company, entered into an Agreement of Sale and Purchase (“Purchase Sale Agreement” or “PSA”) with HCRI Texas Properties, Ltd. (“Seller”) and HC REIT and an Agreement in Connection with Assignment and Assumption of PSA (“Assignment Agreement”) with DOC-FSH El Paso Medical Center, LLC (“DOC”) resulting in a gain of $11.1 million (collectively referred to as the “El Paso Real Estate Transaction”) as summarized below:

Gain on forgiveness of debt	$7,108,562
Gain on sale-leaseback of real estate	3,961,277
Total gain on El Paso Real Estate Transaction	$11,069,839

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

The estimated excess value of the assets obtained compared to the consideration paid as a result of the PSA and Assignment agreement was $4,027,562.  The Company is in the process of conducting formal valuations of the Excess Land and Personal Property acquired in the transaction and will adjust the gain accordingly based on the results of those evaluations.

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

Simultaneous with the execution of the OKC MOB Agreement, the Company entered into an Agreement in Connection with Assignment and Assumption of PSA (“OKC MOB Assignment Agreement”) with DOC-GREYMARK HQ OKC MOB, LLC (“OKC DOC”) whereby the Company assigned and OKC DOC assumed, all of the Company’s right, title, interest and obligations in, to and under the OKC MOB Agreement.  The consideration under the OKC MOB Assignment Agreement with OKC DOC was $15,509,500 and was composed of the following:

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

Note 16 – Real Estate Transaction

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

Recurring Fair Value Measurements:  The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.  The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  At December 31, 2014 and 2013, the fair value of the Company’s long-term debt approximated its fair value.  The fair value of the Company’s debt was valued using significant unobservable inputs (Level 3) including discounted cash flow calculations based upon current market rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued..

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

Goodwill Impairment – On July 22, 2013, the Company determined that an impairment indicator existed related to the Company’s sleep diagnostic business.  As a result, the Company tested goodwill associated with the sleep diagnostic business for impairment. The impairment test resulted in an impairment charge of $21.9 million.

For the reverse acquisition and goodwill impairment, the nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3) using discounted cash flow calculations based upon the Company’s weighted average cost of capital and third-party valuation services.  For the El Paso Real Estate Transaction, a portion of the fair value measurements were developed using significant other observable inputs (Level 2).  The primary valuation technique used was an income methodology based on estimates of forecasted cash flows for each business unit, with those cash flows discounted to present value using rates commensurate with the risks of those cash flows.  Assumptions used were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.

The Company did not have assets measured at fair value on a nonrecurring basis in 2014.  The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2013 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2013:
Foundation reverse acquisition:
Assets	$7,475,459	$—	$—	$7,475,459	$(21,864,781)
Liabilities	(15,401,366)	—	—	(15,401,366)	—
El Paso Real Estate Transaction	3,024,550	—	2,573,633	450,917	3,958,122
					$(17,906,659)

Note 18 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the year ended December 31, 2014, the Company incurred approximately $60,300 in lease expense under the terms of the lease.

As of December 31, 2014, the Company had $0.4 million on deposit at Valliance Bank.  Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates.  In addition, the Company was obligated to Valliance Bank under certain notes payable totaling approximately $5.9 million at December 31, 2013.  On June 30, 2014, the notes were paid in full from the proceeds of the SNB Credit facility.  The interest rates on the notes ranged from 5% to 10%.  Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company.  Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company has office space subject to a lease agreement with City Place, LLC (“City Place”).   Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017.  Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates.  During the year ended December 31, 2014, the Company incurred $145,945 in lease expense under the terms of the lease.  During the period from July 22, 2013 to December 31, 2013, the Company incurred approximately $57,000 in lease expense under the terms of the lease.

On July 22, 2013, the Company issued Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates, 1,797,030 shares of common stock for full satisfaction of debt owed to Mr. Oliver totaling $8,136,390.  The Company previously used the proceeds from the debt to fund its payment obligations to Arvest bank.

In October 2013, the Company completed a private placement offering of $9,135,000 (see Note 10 – Preferred Noncontrolling Interests for additional information).  The offering was comprised of 87 FHE Units.  Each FHE Unit was offered at $105,000 and entitled the purchase to one (1) Class B membership interest in FHE, valued at $100,000 and 1,000 shares of the Company’s common stock, valued at $5,000.  Mr. Stanton Nelson, the Company’s chief executive officer, purchased 5 FHE Units for $525,000.

Until September 30, 2013, FHA charged the Company rent for office space and an allocation for shared services, including payroll, legal and support services.  The total rental expense allocation charged to the Company was $211,787 during 2013.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services.  As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue.  The percentages range from 2.25% to 6.0%.

As of December 30, 2014 and December 31, 2013, the Company has obligations of $1.4 million that are owed to FHA and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

Note 19 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as noted below:

On January 1, 2015, Foundation Surgery Affiliate of North West Oklahoma City, L.L.C. (“FSAOKC”), in which the Company held a 20% equity interest, agreed to contribute essentially all of its assets other than cash and accounts receivable to Summit Medical Center, LLC (“Summit”) in exchange for a 40% ownership interest in Summit.  Through this transaction the Company obtained an 8% interest in Summit which will be accounted for under the cost method of accounting.