Form 10-Q
period 2015-03-31
Foundation Healthcare, Inc.
filed 2015-05-14
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, 17,248,154 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Part II. Item 1A. Risk Factors,” and elsewhere in this report constitute “forward-looking statements.” Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with government regulations.  We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements, and the condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$3,539,552	$2,860,025
Accounts receivable, net of allowances for doubtful accounts of $774,973 and $1,741,571, respectively	18,688,391	18,971,435
Receivables from affiliates	1,166,454	1,157,184
Supplies inventories	1,990,426	1,863,175
Prepaid and other current assets	4,083,908	4,487,873
Current assets from discontinued operations	300,851	342,441
Total current assets	29,769,582	29,682,133
Property and equipment, net	12,782,012	13,465,190
Equity method investments in affiliates	5,389,577	5,722,130
Intangible assets, net	8,565,839	9,080,395
Goodwill	973,927	973,927
Other assets	553,434	437,809
Other assets from discontinued operations	100,475	165,285
Total assets	$58,134,846	$59,526,869
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$10,476,627	$10,364,160
Accrued liabilities	9,065,072	10,223,388
Preferred noncontrolling interests dividends payable	193,068	195,212
Short-term debt	1,910,766	456,784
Current portion of long-term debt	5,158,510	5,023,048
Other current liabilities	1,022,771	1,052,543
Current liabilities from discontinued operations	780,844	839,791
Total current liabilities	28,607,658	28,154,926
Long-term debt, net of current portion	23,546,342	24,737,719
Deferred lease incentive	8,375,126	8,608,716
Deferred tax liability	107,238	107,238
Other liabilities	5,654,318	5,317,075
Total liabilities	66,290,682	66,925,674
Preferred noncontrolling interest	8,700,000	8,700,000
Commitments and contingencies (Note 8)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,248,154 and 17,263,842 issued and outstanding, respectively	1,724	1,726
Paid-in capital	19,440,223	19,321,267
Accumulated deficit	(38,596,907)	(37,265,044)
Total Foundation Healthcare shareholders’ deficit	(19,154,960)	(17,942,051)
Noncontrolling interests	2,299,124	1,843,246
Total deficit	(16,855,836)	(16,098,805)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$58,134,846	$59,526,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Net Revenues:
Patient services	$27,937,898	$19,513,483
Provision for doubtful accounts	(421,024)	(361,517)
Net patient services revenue	27,516,874	19,151,966
Management fees from affiliates	1,249,322	1,269,306
Other revenue	775,954	1,118,326
Revenues	29,542,150	21,539,598
Equity in earnings of affiliates	411,399	527,083
Operating Expenses:
Salaries and benefits	7,739,863	7,977,419
Supplies	6,069,661	4,941,370
Other operating expenses	14,083,477	9,042,701
Depreciation and amortization	1,381,507	1,466,268
Total operating expenses	29,274,508	23,427,758
Other Income (Expense):
Interest expense, net	(326,066)	(496,121)
Other income	17,349	—
Net other (expense)	(308,717)	(496,121)
Income (loss) from continuing operations, before taxes	370,324	(1,857,198)
Benefit for income taxes	—	852,005
Income (loss) from continuing operations, net of taxes	370,324	(1,005,193)
Loss from discontinued operations, net of tax	(86,078)	(312,323)
Net income (loss)	284,246	(1,317,516)
Less: Net income attributable to noncontrolling interests	1,420,894	384,921
Net loss attributable to Foundation Healthcare	(1,136,648)	(1,702,437)
Preferred noncontrolling interests dividends	(195,215)	(193,069)
Net loss attributable to Foundation Healthcare common stock	$(1,331,863)	$(1,895,506)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.07)	$(0.09)
Loss from discontinued operations, net of tax	0.00	(0.02)
Net loss per share, attributable to Foundation Healthcare common stock	$(0.07)	$(0.11)
Weighted average number of common and diluted shares outstanding	17,256,347	16,732,952

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net income (loss)	$284,246	$(1,317,516)
Less: Loss from discontinued operations, net of tax	(86,078)	(312,323)
Income (loss) from continuing operations	370,324	(1,005,193)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,381,507	1,466,268
Stock-based compensation, net of cashless vesting	118,954	518,145
Provision for doubtful accounts	421,024	361,517
Equity in earnings of affiliates	(411,399)	(527,083)
Changes in assets and liabilities:
Accounts receivable, net of provision for doubtful accounts	(137,980)	(261,174)
Receivables from affiliates	(9,270)	(6,985)
Supplies inventories	(127,251)	(9,728)
Prepaid and other current assets	403,965	(503,036)
Other assets	(115,625)	17,814
Accounts payable	112,451	(1,021,699)
Accrued liabilities	(1,158,316)	1,034,006
Other current liabilities	(29,772)	(1,359,959)
Other liabilities	103,653	2,856,826
Net cash provided by operating activities from continuing operations	922,265	1,559,719
Net cash (used in) provided by operating activities from discontinued operations	(38,625)	76,726
Net cash provided by operating activities	883,640	1,636,445
Investing activities:
Purchase of property and equipment	(282,187)	(358,112)
Disposal of property and equipment	98,414	—
Distributions from affiliates	743,952	625,296
Net cash provided by investing activities	560,179	267,184
Financing activities:
Debt proceeds	1,750,391	767,923
Debt payments	(1,352,324)	(1,618,869)
Preferred noncontrolling interests dividend	(197,359)	(266,602)
Distributions to noncontrolling interests	(965,000)	(910,128)
Net cash used in financing activities from continuing operations	(764,292)	(2,027,676)
Net cash used in financing activities from discontinued operations	—	(129,287)
Net cash used in financing activities	(764,292)	(2,156,963)
Net change in cash and cash equivalents	679,527	(253,334)
Cash and cash equivalents at beginning of period	2,860,025	4,212,076
Cash and cash equivalents at end of period	$3,539,552	$3,958,742
Cash Paid for Interest and Income Taxes:
Interest expense	$534,000	$504,509
Interest expense, discontinued operations	—	$62,234
Income taxes, continuing operations	—	$1,950,000

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of March 31, 2015, the Company had an accumulated deficit of $38.6 million and a working capital deficit of $0.6 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015). During the three months ended March 31, 2015, the Company generated a net loss attributable to Foundation Healthcare common stock of $1.3 million and generated $0.9 million in cash flow from operating activities from continuing operations. As of March 31, 2015, the Company had cash and cash equivalents of $3.5 million and have access to $1.0 million under a $2.5 million line of credit from its senior lender. Although the Company has access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects the Company may not be able to meet all of the Company’s obligations as they become due in 2015. Management plans to meet the projected cash flow shortage from management fees earned from new hospital partners the Company anticipates procuring in 2015.

If the Company is unable to procure the management contracts as noted above, the Company may be forced to obtain extensions on existing debt and other obligations as they become due in 2015. Although the Company has historically been successful in obtaining extensions, there is no assurance that the Company will be able to obtain them in the future. In addition, the Company may choose to raise additional funds through the sale of equity or assets, but there is no assurance that the Company will be successful in completing such actions.

If the Company is not able to obtain incremental management fees from new hospital partners, does not obtain extensions on some of its debt or other obligations during 2015 or if the Company is not able to raise additional funds through the sale of equity or assets, the Company may not have sufficient cash on hand or generate sufficient cash flow from operations to meet the Company’s cash requirements over the next 12 months. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split – At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio between 1-for-3 to 1-for-10 shares.  The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to its amended and restated certificate of incorporation.  The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of its common stock, or the Reverse Split.  The board of directors considered a ratio that would allow the Company to have a number of outstanding shares to have a sufficient trading volume while considering stock price that would be consistent with the Company’s intention to eventually uplist of its common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that we will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange.  The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors.  The effect of the reverse split reduced the Company’s outstanding common stock shares from 172,638,414 to 17,263,842 shares as of the date of the reverse split.  The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The December 31, 2014 consolidated balance sheet was derived from audited financial statements.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority owned and controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company accounts for its investments in Affiliates in which the Company exhibits significant influence, but does not control, in accordance with the equity method of accounting. The Company does not consolidate its equity method investments, but rather measures them at their initial costs and then subsequently adjusts their carrying values through income for their respective shares of the earnings or losses during the period. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $917,665 and $617,955 as of March 31, 2015 and December 31, 2014 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We adjusted our cost report estimate by $299,710 during the three months ended March 31, 2015 based on our final filed cost report for 2013 and an estimate of the 2014 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the three months ending March 31, 2015 follows:

2015
Balance at beginning of period	$1,741,571
Provisions recognized as reduction in revenues	421,024
Write-offs, net of recoveries	(1,387,622)
Balance at end of period	$774,973

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of March 31, 2015 and December 31, 2014, the Company had restricted cash of approximately $0.6 million and $0.7 million respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash at March 31, 2015 was pledged as collateral against certain debt of the Company.

Goodwill and Intangible Assets – The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company will complete its annual impairment test in December 2015.

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to nine years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

On January 1, 2015, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the reporting of discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Issued Guidance

In January 2015, the FASB issued changes to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. These changes become effective for the Company on January 1, 2016. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes become effective for us on January 1, 2016. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice with respect to whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

Note 4 – Discontinued Operations

In 2013, the Company committed to a plan to divest of or close certain sleep diagnostic and sleep therapy locations. The decision was based on a combination of the financial performance of the facilities and the shift in focus to surgical hospitals. As a result of the pending closure or sale of these locations, the related assets, liabilities, results of operations and cash flows were classified as discontinued operations which were acquired by the Company in the reverse acquisition.

Under this plan, from July 2013 to October 2013, the Company closed or sold 24 sleep diagnostic locations including both IDTF and contracted locations in Georgia, Iowa, Kansas, Missouri, Nevada, Oklahoma and Texas and 5 sleep therapy locations in Iowa, Kansas, Nevada, Oklahoma and Texas.

In 2013, the Company recorded an initial special charge liability of $475,570 related to the estimated closing costs resulting from the plan to sell or close the sleep diagnostic and therapy locations. For the three month period ended March 31, 2015, the activity in the accruals for restructuring charges established for lease termination costs were as follows:

Lease Termination Cost
Balance at December 31, 2014	$110,421
Adjustments	(10,421)
Cash payments	(30,000)
Balance at March 31, 2015	$70,000

Adjustments to the special charge liability include changes to estimated settlements or other changes to the liabilities. Additional charges or adjustments may be recorded in future periods dependent upon the Company’s ability to sub-lease or otherwise mitigate future lease costs at closed facilities.

The operating results of the discontinued sleep diagnostic and therapy locations and the Company’s other discontinued operations for the three month periods ended March 31, 2015 and 2014 are summarized below:

	2015	2014
Revenue	$—	$123,729
Net loss before taxes	$(86,078)	$(503,747)
Income tax benefit	—	191,424
Net loss from discontinued operations, net of tax	$(86,078)	$(312,323)

The balance sheet items for discontinued operations are summarized below:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$9,439	$8,148
Other current assets	291,412	334,293
Total current assets	300,851	342,441
Fixed assets, net	100,475	165,285
Total assets	$401,326	$507,726
Payables and accrued liabilities	$780,844	$839,791
Total liabilities	$780,844	$839,791

Note 5 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Loss	Value
December 31, 2014	$23,019,309	$(22,045,382)	$973,927
March 31, 2015	$23,019,309	$(22,045,382)	$973,927

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

Changes in the carrying amount of intangible assets during the three months ended March 31, 2015 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2014	$14,524,500	$(5,444,105)	$9,080,395
Amortization	—	(514,556)	(514,556)
March 31, 2015	$14,524,500	$(5,958,661)	$8,565,839

Intangible assets as of March 31, 2015 and December 31, 2014 include the following:

		March 31, 2015			December 31,
	Useful	Carrying	Accumulated		2014
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,278,624)	$1,219,876	$1,328,593
Non-compete	5	2,027,000	(951,210)	1,075,790	1,177,333
Physician memberships	7	6,468,000	(2,233,000)	4,235,000	4,466,000
Trade Name	5	381,000	(130,375)	250,625	270,038
Service Contracts	10	2,150,000	(365,452)	1,784,548	1,838,431
		$14,524,500	$(5,958,661)	$8,565,839	$9,080,395

Amortization expense for the three months ended March 31, 2015 and 2014 was $514,556 and $513,867 respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended March 31,
2016	$2,057,698
2017	2,057,698
2018	1,820,869
2019	1,166,026
2020	754,000
Thereafter	709,548

Note 6 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	March 31, 2015	December 31, 2014
Insurance premium financings	3.9 - 4.9%	$410,766	$456,784
Line of Credit - SNB	3.25%	1,500,000	—
Short-term debt		$1,910,766	$456,784
(1) Effective rate as of March 31, 2015

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	March 31, 2015	December 31, 2014
Senior Lender:
Note payable	3.9%	Jul. 2021	$24,875,000	$25,750,000
Capital Lease Obligations	5.5 - 10.7%	Jan. 2017 - Dec. 2020	3,829,852	4,010,767
Total			28,704,852	29,760,767
Less: Current portion of long-term debt			(5,158,510)	(5,023,048)
Long-term debt			$23,546,342	$24,737,719
(1) Effective rate as of March 31, 2015

SNB Credit Facility

Effective June 30, 2014, we entered into a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility was used to consolidate substantially all of our and our subsidiaries’ debt in the principal amount of $27.5 million, which we refer to as the

Term Loan, and provides for an additional revolving loan in the amount of $2.5 million, which we refer to as the Revolving Loan. As of March 31, 2015, the Company has drawn $1.5 million of funds from the Revolving Loan.  The Company also entered into a number of ancillary agreements in connection with the SNB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

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

 The Applicable Margins are established at 3.25% for the Revolving Loan and 3.75% for the Term Loan through March 31, 2015.  Subsequent to December 31, 2014, the Applicable Margins will be adjusted on a quarterly basis based on our senior debt ratio. The Senior Debt Ratio is calculated by dividing all of our indebtedness, including capital leases, which is secured by a lien or security interest in any of our assets by our EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as our net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

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

Mandatory Prepayments.  If we sell any assets in excess of $100,000 or collectively sell any assets in a 12 month period in excess of $100,000, we must make a prepayment equal to the net proceeds of the asset sale(s).  If we receive proceeds from a debt or equity offering that is not used for a permitted acquisition over a 12 month period following the offering or for repayment of our preferred noncontrolling interests, we must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of our annual audited financial statements, we must make a prepayment equal to 30% of our Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by the hospitals that the Company holds a noncontrolling interest (“Equity Owned Hospitals”) to persons other than us.

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

Financial Covenants:

Senior Debt Ratio.  The Company must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of March 31, 2015, the Senior Debt Ratio was 2.11.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of March 31, 2015, our Senior Debt Service Coverage Ratio was 1.88.

Adjusted Senior Debt Service Coverage Ratio.  The Company must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of March 31, 2015, the Adjusted Senior Debt Service Ratio was 1.32.

Annualized EBITDA.  Until June 30, 2015 and for purposes of calculating compliance with the financial covenants in SNB Credit Facility, EBITDA shall be determined by annualizing EBITDA for the fiscal quarter ending on September 30, 2014 and each quarter that has elapsed thereafter.

As of March 31, 2015, the Company is in compliance with the financial covenants.

Restrictions on Indebtedness.  The Company and its Equity Owned Hospitals are not allowed to create any indebtedness other than indebtedness for the purchase of fixed assets not exceeding $500,000 in any fiscal year, trade payables incurred in the ordinary course of business and not past due, contingent obligations and unsecured indebtedness not exceeding $100,000 in the aggregate at any time outstanding.

Use of Proceeds.  All proceeds of the Term Loan were used solely for the refinancing of existing indebtedness.  The proceeds of the Revolving Loan will be used for working capital.

Collateral.  Payment and performance of our obligations under the SNB Credit Facility are secured in general by all of our assets.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period.  In the event of a monetary default, all of the Company’s obligations due under the SNB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, the Company has 10 days or in some cases three days to cure before Bank SNB has the right to declare our obligations due under the SNB Credit Facility immediately due and payable.

At March 31, 2015, future maturities of long-term debt were as follows:

Twelve months ended March 31:
2016	$5,158,510
2017	4,772,089
2018	4,580,032
2019	4,613,126
2020	4,626,908
Thereafter	4,954,187

Note 7 – Preferred Noncontrolling Interests

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

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests. The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014. The FHE Unit holders agreed to defer the first installment payment until March 2015.  The first installment was paid on April 1, 2015. The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions. The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $2.00 per share. Since the FHE Units have a redemption feature and a conversion feature which the Company determined to be substantive, the preferred noncontrolling interests has been recorded at the mezzanine level in the accompanying consolidated balance sheets and the corresponding dividends are recorded as a reduction of accumulated deficit.

Note 8 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended March 31, 2015 and 2014 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of March 31, 2015 and December 31, 2014 were $419,663 and $560,851, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Note 9 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 31, 2015, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During the three months ended March 31, 2015, the Company did not have any assets or liabilities recorded using nonrecurring fair value measurements.

Note 10 – Real Estate Transaction

On March 1, 2014, the Company executed a 15 year master lease on the building occupied by the Company’s hospital subsidiary in San Antonio, Texas (“FBH SA”) for an annual rent of $2.3 million with annual escalations of 3%. The current lease income on the underlying sub-lease is approximately $2.1 million per year which includes the rent paid by FBH SA. The master lease is an operating lease. In conjunction with the master lease and certain other agreements with the landlord, the Company received $4.1 million at the time of the lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-lease, the cash received at the execution of the lease was deferred and will be recorded on a straight-line basis as a reduction in the rent expense under the master lease.

Note 11 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the three months ended March 31, 2015, the Company incurred approximately $26,400 in lease expense under the terms of the lease.

As of March 31, 2015, the Company had $0.1 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. A non-controlling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

The Company has office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0.00 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to March 31, 2017 plus additional payments for allocable basic expenses of City Place; the lease expires on March 31, 2017. A non-controlling interest in City Place is held by Roy T. Oliver, one of the Company’s greater than 5% shareholders. During the three months ended March 31, 2015 and 2014, the Company incurred approximately $23,300 and $22,000, respectively, in lease expense under the terms of the lease.

As of March 31, 2015 and December 31, 2014, the Company has obligations of $1.4 million that are owed to the Company’s majority shareholder, Foundation Healthcare Affiliates, LLC (“FHA”) and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

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

Company Overview

We own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry. Today, our network consists of five surgical hospitals, eight ambulatory surgical centers (ASCs) and three hospital outpatient departments (HOPDs) in the Southeastern United States. Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities where we currently own a non-controlling interest. ASCs affiliated with surgical hospitals are known as HOPDs and generally benefit from higher payment rates from governmental insurance and other payors as compared with unaffiliated ASCs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale. We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related non-surgical services, will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction. We provide management services to a majority of our Affiliates under the terms of various management agreements.

We focus primarily on investing in and managing high quality cost-effective surgical hospitals that meet the needs of patients, physicians and payors. We believe the facilities we invest in and manage provide an enhanced quality of care to our patients while providing administrative, clinical and economic benefits to physicians. Our facilities currently provide general surgeries and in such specialties as orthopedics, neurosurgery, pain management, podiatry, gynecology, optometry, gastroenterology and pediatric ENT (tubes/adenoids). Our facilities also provide wound care, sleep management, radiology, imaging and other ancillary services. We are expanding our service offering to include additional imaging, intraoperative monitoring, robotic surgery, and physical therapy services. A key component of our success has been our strong relationships with quality physician partners. We believe our continued emphasis on physician satisfaction and productivity will continue to position us competitively in the future.

Going Concern and Management’s Plan

As of March 31, 2015, we had an accumulated deficit of $38.6 million and a working capital deficit of $0.6 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015). During the three months ended March 31, 2015, we generated a net loss attributable to Foundation Healthcare common stock of $1.3 million and generated $0.9 million in cash flow from operating activities from continuing operations. As of March 31, 2015, we had cash and cash equivalents of $3.5 million and have access to $1.0 million under a $2.5 million line of credit from our senior lender. Although we have access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects that we may not be able to meet all of our obligations as they become due in 2015. Management plans to meet the projected cash flow shortage from additional management fees earned from new hospital partners we anticipate procuring in 2015.

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

Hospital and ASC Business Overview

Today, we own 51% of two surgical hospitals located in San Antonio and El Paso, Texas which are reflected in our financials as our Consolidated Hospitals. We maintain minority interests in three hospitals in Sherman and Houston, Texas and Edmond, Oklahoma and eight ASCs in five states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates. We also have an interest in three HOPDs through our investments in the Sherman and Edmond hospitals. We have a management contract with one ASC in Baton Rouge, Louisiana in which we have no ownership interest. We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to most of our Equity Owned Facilities. We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations. We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	4	51.00%	Yes	n/a
El Paso, Texas	71	6	51.00%	Yes	n/a
Equity Owned Hospitals:
Sherman, Texas	38	4	20.00%	Yes	6/1/2016
Houston, Texas	26	10	20.00%	No	n/a
Edmond, Oklahoma	42	3	8.00%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	31.94%	Yes	9/30/2017
Frederick, Maryland	20	4	20.10%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.00%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.00%	Yes	3/5/2016
Huntingdon Valley, Pennsylvania	22	4	20.00%	Yes	Monthly
Houston, Texas	15	4	10.00%	Yes	2/28/2016
Houston, Texas	19	4	10.00%	Yes	12/31/2018
Nacogdoches, Texas	9	3	12.50%	Yes	Monthly
Equity Owned HOPDs:
Sherman, Texas	(a)	4	(b)	Yes	6/1/2016
Sherman, Texas	(a)	2	(b)	Yes	6/1/2016
Oklahoma City, Oklahoma	(c)	5	(d)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.00%	Yes	Monthly
(a)	The 38 physician partners in our hospital in Sherman also participate in these HOPDs through the hospital’s 100% ownership of these HOPDs.
(b)	These HOPDs are 100% owned by our hospital in Sherman, Texas.
(c)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(d)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.

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

Changes in Equity Owned Hospitals

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

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement.  Given that we do not exhibit control with our 20% investment in HOSH, we account for our investment on a cost or cash basis.  We expect our 20% equity interest to be redeemed in 2015.  The proceeds from redemption will be recorded as income as they are received.

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2015 and 2014. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2015	2014
Net Revenues:
Patient services	$27,937,898	$19,513,483
Provision for doubtful accounts	(421,024)	(361,517)
Net patient services revenue	27,516,874	19,151,966
Management fee from affiliates	1,249,322	1,269,306
Other revenue	775,954	1,118,326
Revenue	29,542,150	21,539,598
Equity in earnings from affiliates	411,399	527,083
Operating Expenses:
Salaries and benefits	7,739,863	7,977,419
Supplies	6,069,661	4,941,370
Other operating expenses	14,083,477	9,042,701
Depreciation and amortization	1,381,507	1,466,268
Net other expense	308,717	496,121
Income (loss) from continuing operations, before taxes	370,324	(1,857,198)
Benefit for income taxes	—	852,005
Income (loss) from continuing operations, net of taxes	370,324	(1,005,193)
Discontinued operations, net of tax	(86,078)	(312,323)
Net income (loss)	284,246	(1,317,516)
Less: Noncontrolling interests	1,420,894	384,921
Net income (loss) attributable to Foundation Healthcare	$(1,136,648)	$(1,702,437)

Discussion of Three Month Period Ended March 31, 2015 and 2014

Patient services revenue increased $8.4 million, or 43.1%, during the three months ended March 31, 2015 compared with the first quarter of 2014. The increase was primarily due to:

●	The addition of a new drug testing laboratory service at East El Paso Physician Medical Center, LLC (“EEPPMC”), which resulted in an increase of $7.6 million;
●

An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases, which resulted in an increase in patient service revenue of $0.6 million; and

●

An increase in surgical case volume at Foundation Surgical Hospital of San Antonio (“FSH SA”) driven primarily by an increase in bariatric procedures, which resulted in an increase in patient services revenue of $0.2 million.

Provision for doubtful accounts was flat during the three months ended March 31, 2015 compared with the first quarter of 2014. Provision for doubtful accounts as a percent of patient services revenue was 1.5% and 1.9% for the first quarter of 2015 and 2014, respectively.

Management fees from affiliates decreased $0.1 million, or 7.7%, during the three months ended March 31, 2015 compared with the first quarter of 2014. Our management fees at both our ASCs and surgical hospitals are based on a percentage of collections. Lower collections at our ASCs due to reduced volumes resulted in the decrease of $0.1 million.

Other revenue decreased $0.3 million, or 27.3%, during the three months ended March 31, 2015 compared with the first quarter of 2014. In October 2014, we sold our equity investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”). During the first quarter of 2014, we received $0.5 million in distributions from Chevy Chase. The decrease resulting from Chevy Chase was offset by an excess meaningful use payment of FSH SA of $0.1 million and other miscellaneous revenue items of $0.1 million.

Income from equity investments in affiliates decreased $0.1 million, or 20.0%, during the three months ended March 31, 2015 compared with the first quarter of 2014. The decrease was primarily due to lower volumes at our non-majority owned ASC’s.

Salaries and benefits decreased $0.3 million, or 3.8%, to $7.7 million from $8.0 million during the three months ended March 31, 2015, compared with the first quarter of 2014. The decrease in salaries and benefits was primarily due to a reduction in corporate personnel positions and a reduction in personnel attributable to our ancillary sleep management business.

Supplies expense increased $1.2 million, or 24.5%, to $6.1 million from $4.9 million during the three months ended March 31, 2015, compared with the first quarter of 2014. Increased volumes and more complex procedures resulted in more supplies expense at FSH SA of $0.8 million and $0.4 million at EEPPMC.

Other operating expenses increased $5.1 million, or 56.7%, to $14.1 million from $9.0 million during the three months ended March 31, 2015, compared with the first quarter of 2014. The increase in other operating expenses was primarily due to $5.7 million in outsource fees related to the new drug testing laboratory services at EEPPMC which was offset by a reduction of $0.6 million in facilities and other operating expenses at EEPPMC.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million in the first quarter of 2015 compared to the first quarter of 2014.  Incremental depreciation from new assets was offset by exiting assets becoming fully depreciated in the quarter.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.2 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease is related to the impact of the BankSNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt.

Discontinued operations represent the net loss from the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. The results from our discontinued operations for the three months ended March 31, 2015 and 2014 are summarized below:

	2015	2014
Revenue	$—	$123,729
Net loss before taxes	$(86,078)	$(503,747)
Income tax benefit	—	191,424
Net loss from discontinued operations, net of tax	$(86,078)	$(312,323)

Noncontrolling interests were allocated $1.4 million and $0.4 million of net income during the three months ended March 31, 2015 and 2014, respectively. Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $1.1 million during the first quarter of 2015, compared to a net loss of $1.7 million during the first quarter of 2014.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds, equity offerings and more recently, lease and other real estate financing transactions. As of March 31, 2015, our liquidity and capital resources included cash and cash equivalents of 3.5 million and working capital of $1.2 million. We have a working capital deficit of $0.6 million after adjusting for $1.7 million of redemption payments due to preferred noncontrolling interest holders during the remainder of 2015. As of December 31, 2014, our liquidity and capital resources included cash and cash equivalents of $2.9 million and a working capital deficit of $0.2 million (adjusted for $1.7 million of redemption payments due to preferred interest holders during 2015).

Cash provided by operating activities from continuing operations was $0.9 million during the three months ended March 31, 2015 compared to the first three months of 2014 when operating activities from continuing operations provided $1.6 million. During the three months ended March 31, 2015, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $1.9 million, a decrease in prepaid and other current assets of $0.4 million and increases in accounts payable and other liabilities totaling $0.2 million. During the three months ended March 31, 2015, the primary uses of cash from continuing operations, were increases in accounts receivables, supplies inventories and other current and noncurrent assets totaling $0.4 million and a decrease in accrued liabilities and other current liabilities totaling $1.2 million. During the three months ended March 31, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss decreased by non-cash items) of $0.8 million and increases in accrued liabilities and other liabilities totaling $3.9 million.  The primary use of cash from operating activities from continuing operations in the first three months of 2014 were an increase in accounts receivables and prepaid and other current assets totaling $0.8 million and decreases in accounts payable and other current liabilities of $2.4 million.

Cash used by operating activities from discontinued operations for each of the three months ended March 31, 2015 and 2014 was less than $0.1 million, respectively.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2015 was $0.6 million compared to the first three months of 2014 when investing activities from continuing operations provided $0.3 million. Investing activities during the first three months of 2015 were primarily related to distributions received from equity investments of $0.7 million which were offset by purchases of property and equipment, net of disposals, of $0.2 million. Investing activities during the first three months of 2014 were primarily related to distributions received from equity investments of $0.4 million which were offset by purchases of property and equipment of $0.6 million.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2015 was $0.8 million compared to the first three months of 2014 when financing activities from continuing operations used $2.0 million. During the three months ended March 31, 2015 and 2014, we received debt proceeds of $1.8 million and $0.8 million, respectively, and we made debt payments of $1.4 million and $1.6 million, respectively. During the three months ended March 31, 2015 and 2014, we made distributions to noncontrolling interests of $1.0 million and $0.9 million, respectively. During the three months ended March 31, 2015 and 2014, we paid preferred noncontrolling dividends of $0.2 million and $0.3 million, respectively.

There was no financing activities from discontinued operations during the first three months of 2015.  Cash used by financing activities from discontinued operations for the three months ended March 31, 2014 consisted of debt payments of $0.1 million.

As of March 31, 2015, we had an accumulated deficit of $38.6 million and a working capital deficit of $0.6 million (adjusted for redemption payments of $1.7 million payable to preferred noncontrolling interest holders in 2015). During the three months ended March 31, 2015, we generated a net loss attributable to Foundation Healthcare common stock of $1.3 million and generated $0.9 million in cash flow from operating activities from continuing operations. As of March 31, 2015, we had cash and cash equivalents of $3.5 million and have access to $1.0 million under a $2.5 million line of credit from our senior lender. Although we have access to a line of credit, management, based on existing operations and the due dates of certain liability and debt payments, projects that we may not be able to meet all of our obligations as they become due in 2015. Management plans to meet the projected cash flow shortage from additional management fees earned from new hospital partners we anticipate procuring in 2015.

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

The Applicable Margins are adjusted on a quarterly basis based on our senior debt ratio.  As of March 31, 2015, the Applicable Margins are 3.25% for the Revolving Loan and 3.75% for the Term Loan.

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of March 31, 2015 our Senior Debt Ratio was 2.11.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of March 31, 2015, our Senior Debt Service Coverage Ratio was 1.88.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of March 31, 2015, our Adjusted Senior Debt Service Coverage Ratio was 1.32.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at March 31, 2015 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$1,913,302	$—	$—	$—	$1,913,302
Long-term debt (1)	6,946,153	11,361,351	10,216,220	8,473,218	36,996,942
Operating leases	11,487,470	23,325,535	23,051,307	81,758,197	139,622,509
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interest (2)	2,325,157	7,883,662	—	—	10,208,819
Total	$22,672,082	$42,570,548	$33,267,527	$90,231,415	$188,741,572

(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to nine years. We evaluate the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

Adopted Guidance

On January 1, 2015, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the reporting of discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of these changes had no impact on our consolidated financial statements.

Issued Guidance

In January 2015, the FASB issued changes to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. These changes become effective for us on January 1, 2016. Management has determined that the adoption of these changes will not have an impact on our consolidated financial statements.

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes become effective for us on January 1, 2016. Management is currently evaluating the potential impact of these changes on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of business, we may become involved in litigation or in legal proceedings. We are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Cashless Stock Grant Vesting. During the three months ended March 31, 2015, we acquired, by means of net share settlements, 15,813 shares of Foundation common stock, at a price of $4.00 per share, related to the vesting of employee restricted stock awards to satisfy withholding tax obligations. We do not have any on-going stock repurchase programs.

Item 3.	Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

We do not have anything to report under this Item.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description
10.1*

Foundation Healthcare, Inc. 2015 Bonus Incentive Plan for Executive Officers, is incorporated by referenced to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 22, 2015

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

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2015
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial Officer)
Date: May 14, 2015