Form 10-Q
period 2015-06-30
Foundation Healthcare, Inc.
filed 2015-08-12
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 17,270,779 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements, and the condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three months and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$4,136,618	$2,860,025
Accounts receivable, net of allowances for doubtful accounts of $866,000 and $1,742,000, respectively	20,773,694	18,971,435
Receivables from affiliates	913,260	1,157,184
Supplies inventories	1,870,868	1,863,175
Prepaid and other current assets	3,766,100	4,487,873
Current assets from discontinued operations	249,884	342,441
Total current assets	31,710,424	29,682,133
Property and equipment, net	12,388,341	13,465,190
Equity method investments in affiliates	3,043,094	3,558,020
Intangible assets, net	8,051,282	9,080,395
Goodwill	973,927	973,927
Other assets	543,030	437,809
Other assets from discontinued operations	792,184	2,329,395
Total assets	$57,502,282	$59,526,869
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$8,669,909	$10,364,160
Accrued liabilities	11,706,595	10,223,388
Preferred noncontrolling interests dividends payable	177,692	195,212
Short-term debt	557,684	456,784
Current portion of long-term debt	4,795,796	5,023,048
Other current liabilities	1,280,059	1,052,543
Current liabilities from discontinued operations	3,225,125	839,791
Total current liabilities	30,412,860	28,154,926
Long-term debt, net of current portion	16,902,652	24,737,719
Deferred lease incentive	8,139,033	8,608,716
Other liabilities	6,091,971	5,424,313
Total liabilities	61,546,516	66,925,674
Preferred noncontrolling interest	7,830,000	8,700,000
Commitments and contingencies (Note 10)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,248,154 and 17,263,842 issued and outstanding, respectively	1,725	1,726
Paid-in capital	19,614,523	19,321,267
Accumulated deficit	(34,057,564)	(37,265,044)
Total Foundation Healthcare shareholders’ deficit	(14,441,316)	(17,942,051)
Noncontrolling interests	2,567,082	1,843,246
Total deficit	(11,874,234)	(16,098,805)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$57,502,282	$59,526,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Net Revenues:
Patient services	$30,152,597	$19,909,721
Provision for doubtful accounts	(2,177,522)	(875,574)
Net patient services revenue	27,975,075	19,034,147
Management fees from affiliates	1,973,754	1,434,769
Other revenue	1,914,125	1,610,651
Revenues	31,862,954	22,079,567
Equity in earnings of affiliates	319,673	679,302
Operating Expenses:
Salaries and benefits	7,915,961	7,094,381
Supplies	7,390,390	5,693,006
Other operating expenses	13,398,977	8,925,671
Depreciation and amortization	1,345,948	1,423,384
Total operating expenses	30,051,276	23,136,442
Other Income (Expense):
Interest expense, net	(279,257)	(503,759)
Other income	(32,231)	840
Net other (expense)	(311,488)	(502,919)
Income (loss) from continuing operations, before taxes	1,819,863	(880,492)
Benefit for income taxes	114,038	—
Income (loss) from continuing operations, net of taxes	1,933,901	(880,492)
Income from discontinued operations, net of tax	3,857,135	27,749
Net income (loss)	5,791,036	(852,743)
Less: Net income attributable to noncontrolling interests	1,074,022	461,301
Net income (loss) attributable to Foundation Healthcare	4,717,014	(1,314,044)
Preferred noncontrolling interests dividends	(372,885)	(193,069)
Net income (loss) attributable to Foundation Healthcare common stock	$4,344,129	$(1,507,113)
Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$0.03	$(0.09)
Income from discontinued operations, net of tax	0.22	0.00
Net income (loss) per share, attributable to Foundation Healthcare common stock	$0.25	$(0.09)
Weighted average number of common and diluted shares outstanding	17,248,154	17,128,590

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Net Revenues:
Patient services	$58,090,495	$39,423,203
Provision for doubtful accounts	(2,598,546)	(1,237,090)
Net patient services revenue	55,491,949	38,186,113
Management fees from affiliates	3,223,076	2,704,072
Other revenue	2,690,079	2,821,173
Revenues	61,405,104	43,711,358
Equity in earnings of affiliates	731,072	1,171,113
Operating Expenses:
Salaries and benefits	15,655,824	14,978,240
Supplies	13,460,051	10,634,377
Other operating expenses	27,482,454	18,154,125
Depreciation and amortization	2,727,455	2,884,301
Total operating expenses	59,325,784	46,651,043
Other Income (Expense):
Interest expense, net	(605,323)	(1,005,232)
Other income	(14,882)	840
Net other (expense)	(620,205)	(1,004,392)
Income (loss) from continuing operations, before taxes	2,190,187	(2,772,964)
Benefit for income taxes	114,038	852,005
Income (loss) from continuing operations, net of taxes	2,304,225	(1,920,959)
Income (loss) from discontinued operations, net of tax	3,771,057	(249,299)
Net income (loss)	6,075,282	(2,170,258)
Less: Net income attributable to noncontrolling interests	2,494,916	846,223
Net income (loss) attributable to Foundation Healthcare	3,580,366	(3,016,481)
Preferred noncontrolling interests dividends	(372,885)	(386,138)
Net income (loss) attributable to Foundation Healthcare common stock	$3,207,481	$(3,402,619)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.03)	$(0.19)
Income (loss) from discontinued operations, net of tax	0.22	(0.01)
Net income (loss) per share, attributable to Foundation Healthcare common stock	$0.19	$(0.20)
Weighted average number of common and diluted shares outstanding	17,252,228	16,931,864

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net income (loss)	$6,075,282	$(2,170,258)
Less: Income (loss) from discontinued operations, net of tax	3,771,057	(249,299)
Income (loss) from continuing operations	2,304,225	(1,920,959)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,727,455	2,884,301
Stock-based compensation, net of cashless vesting	293,255	698,337
Provision for doubtful accounts	2,598,546	1,237,090
Equity in earnings of affiliates	(731,072)	(1,171,113)
Changes in assets and liabilities:
Accounts receivable, net of provision for doubtful accounts	(4,400,806)	(1,526,452)
Receivables from affiliates	243,924	(90,536)
Supplies inventories	(7,693)	24,179
Prepaid and other current assets	721,773	(4,735,515)
Other assets	(105,221)	(201,676)
Accounts payable	(1,694,267)	(1,360,178)
Accrued liabilities	1,483,207	1,714,559
Other current liabilities	227,516	(837,886)
Other liabilities	197,975	2,959,735
Net cash provided by (used in) operating activities from continuing operations	3,858,817	(2,326,114)
Net cash used in operating activities from discontinued operations	(602,074)	(330,293)
Net cash provided by (used in) operating activities	3,256,743	(2,656,407)
Investing activities:
Purchase of property and equipment	(720,760)	(563,436)
Disposal of property and equipment	99,267	—
Proceeds from sale of equity investment	—	—
Distributions from affiliates	1,245,998	1,317,026
Net cash provided by investing activities from continuing operations	624,505	753,590
Net cash provided by investing activities from discontinued operations	8,388,233	—
Net cash provided by investing activities	9,012,738	753,590
Financing activities:
Debt proceeds	1,920,112	28,468,812
Debt payments	(9,881,531)	(22,796,246)
Preferred noncontrolling interest dividends	(390,405)	(388,481)
Preferred noncontrolling interest redemptions	(870,000)	—
Distributions to noncontrolling interests	(1,771,064)	(1,644,779)
Net cash (used in) provided by financing activities from continuing operations	(10,992,888)	3,639,306
Net cash used in financing activities from discontinued operations	—	(4,072,896)
Net cash used in financing activities	(10,992,888)	(433,590)
Net change in cash and cash equivalents	1,276,593	(2,336,407)
Cash and cash equivalents at beginning of period	2,860,025	4,212,076
Cash and cash equivalents at end of period	$4,136,618	$1,875,669
Cash Paid for Interest and Income Taxes:
Interest expense	$929,000	$1,162,072
Interest expense, discontinued operations	$—	$168,733
Income taxes, continuing operations	$—	$1,950,000

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2015 and 2014

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

Note 2 – Basis of Presentation

Elimination of Going Concern – As of March 31, 2015 and December 31, 2014, the Company concluded that based on the cash flows from operations during the three months ended March 31, 2015 and year ended December 31, 2014, respectively, and the due dates of certain liability and debt payments, it may not be able to meet all of its obligations as they became due in 2015.

As of June 30, 2015, the Company had cash and cash equivalents of $4.1 million and working capital of $0.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2015). During the six months ended June 30, 2015, the Company generated income from continuing operations (before noncontrolling interests) of $2.2 million and generated $3.9 million in cash flow from operating activities from continuing operations. As of June 30, 2015, the Company also had access to $2.2 million under a line of credit from its senior lender. In addition to the Company’s improved cash flow from operations, it also generated $9.5 million, during the three months ended June 30, 2015, from the sale and redemption of certain equity investments. Based on the Company’s improved operating results during 2015, improved cash and working capital levels at June 30, 2015, and the Company’s expected borrowing capacity over the next twelve months, management concluded that the doubt about the Company’s ability to continue as a going concern has been eliminated.

Reverse Stock Split – At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio between 1-for-3 to 1-for-10 shares.  The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to its amended and restated certificate of incorporation.  The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of its common stock.  The board of directors considered a ratio that would allow the Company to have a number of outstanding shares to have a sufficient trading volume while considering stock price that would be consistent with the Company’s intention to eventually uplist its common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that we will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange.  The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors.  The effect of the reverse split reduced the Company’s outstanding common stock shares from 172,638,414 to 17,263,842 shares as of the date of the reverse split.  The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The December 31, 2014 consolidated balance sheet was derived from audited financial statements.

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

Reclassifications – Certain amounts presented in prior years have been classified to conform to the current year’s presentation.  Such reclassifications had no effect on net income.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $762,433 and $617,955 as of June 30, 2015 and December 31, 2014 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We adjusted our cost report estimate by $144,478 during the six months ended June 30, 2015 based on our final filed cost report for 2013 and an estimate of the 2014 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the six months ending June 30, 2015 follows:

2015
Balance at beginning of period	$ 1,742,000
Provisions recognized as reduction in revenues	2,598,546
Write-offs, net of recoveries	(3,474,546)
Balance at end of period	$ 866,000

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of June 30, 2015 and December 31, 2014, the Company had restricted cash of approximately $0.6 million and $0.7 million respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash at June 30, 2015 was pledged as collateral against certain debt of the Company.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs.  Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument.  The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability.  The amortization of debt issuance costs remains unchanged.  These changes become effective for the Company on January 1, 2016.  Management has determined that the adoption of these changes will result in a decrease of approximately $235,000 to both other assets and long-term debt, less amount due within one year of the accompanying consolidated balance sheet.

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for the Company on January 1, 2018. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

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

Note 4 – Divestitures

On June 12, 2015, the Company executed an agreement pursuant to which the Company sold a portion of its 20% equity investment in Grayson County Physician Property, LLC (“GCPP”) through a series of transactions.  In conjunction with the sale, the management agreement under which the Company provided certain services including billing and collections, general management services, legal support, and accounting services was terminated.  The Company’s decision to sell the assets of GCPP was part of the Company’s strategic plan to focus on the growth of its majority owned surgical hospital businesses and divest any minority interest holdings.  There were $7.8 million of proceeds received by the Company as a result of the sale and $0.5 million received for the termination of the management agreement.  The Company used $7.0 million of these proceeds to reduce the Company’s principal balance of the note held by Bank SNB (the Company’s senior lender).  The remainder of the proceeds will be used for working capital needs and possible future acquisitions.  See Note 5 – Discontinued Operations for additional information.

Note 5 – Discontinued Operations

The partial sale of GCPP in June 2015 was part of the Company’s strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations.  Therefore, the Company reclassified $2.2 million from equity method investments in affiliates to other assets from discontinued operations as of December 31, 2014.  In addition, the Company reclassified $0.2 million and $0.3 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the three and six month periods ending June 30, 2014.

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

Under this plan, from July 2013 to October 2013, the Company closed or sold 24 sleep diagnostic locations including both stand alone and contracted locations in Georgia, Iowa, Kansas, Missouri, Nevada, Oklahoma and Texas and 5 sleep therapy locations in Iowa, Kansas, Nevada, Oklahoma and Texas.

The operating results for the Company’s discontinued operations for the six months ended June 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$24,784	$251,739
Sleep operations	—	123,729
Total revenues	$24,784	$375,468
Net income (loss) before taxes:
GCCP	$24,784	$251,739
Sleep operations	(70,737)	(692,462)
Gain on sale of equity investment in GCCP	6,331,048	—
Income tax (provision) benefit	(2,514,038)	191,424
Net income (loss) from discontinued operations, net of tax	$3,771,057	$(249,299)

The balance sheet items for the Company’s discontinued operations are summarized below:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$8,070	$8,148
Other current assets	241,814	334,293
Total current assets	249,884	342,441
Equity method investments	691,709	2,164,110
Fixed assets, net	100,475	165,285
Total assets	$1,042,068	$2,671,836
Payables and accrued liabilities	711,087	839,791
Income taxes payable	2,514,038	—
Total liabilities	$3,225,125	$839,791

Note 6 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of June 30, 2015 and December 31, 2014 are as follows:

		Ownership %
		June 30,	December 31,
Affiliate	Location	2015	2014
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	0%	20%
Houston Orthopedic Hospital, LLC	Houston, TX	0%	20%
Summit Medical Center	Edmond, OK	8%	0%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glenn Surgery Center	Houston, TX	10%	10%
Park Ten Surgery Center	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	0%	20%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	32%	32%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations for the six months ended June 30, 2015 and 2014, of the Company’s equity investments in Affiliates are as follows:

	2015	2014
Net operating revenues	$24,990,428	$43,020,593
Net income	$6,159,449	$16,502,510

The results of financial position as of June 30, 2015 and December 31, 2014, of the Company’s equity investments in Affiliates are as follows:

	June 30,	December 31,
	2015	2014
Current assets	$10,049,041	$12,458,663
Noncurrent assets	7,111,588	8,116,883
Total assets	$17,160,629	$20,575,546
Current liabilities	$3,736,272	$4,254,254
Noncurrent liabilities	1,491,298	1,928,324
Total liabilities	$5,227,570	$6,182,578
Members' equity	$11,933,059	$14,392,968

Note 7 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Loss	Value
December 31, 2014	$23,019,309	$(22,045,382)	$973,927
June 30, 2015	$23,019,309	$(22,045,382)	$973,927

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

Changes in the carrying amount of intangible assets during the six months ended June 30, 2015 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2014	$14,524,500	$(5,444,105)	$9,080,395
Amortization	—	(1,029,113)	(1,029,113)
June 30, 2015	$14,524,500	$(6,473,218)	$8,051,282

Intangible assets as of June 30, 2015 and December 31, 2014 include the following:

		June 30, 2015			December 31,
	Useful	Carrying	Accumulated		2014
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,387,342)	$1,111,158	$1,328,593
Non-compete	5	2,027,000	(1,052,753)	974,247	1,177,333
Physician memberships	7	6,468,000	(2,464,000)	4,004,000	4,466,000
Trade Name	5	381,000	(149,791)	231,209	270,038
Service Contracts	10	2,150,000	(419,332)	1,730,668	1,838,431
		$14,524,500	$(6,473,218)	$8,051,282	$9,080,395

Amortization expense for the three months ended June 30, 2015 and 2014 was $514,553 and $513,868, respectively.  Amortization expense for the six months ended June 30, 2015 and 2014 was $1,029,113 and $1,027,735, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended June 30,
2016	$2,057,698
2017	2,057,698
2018	1,618,218
2019	1,139,000
2020	523,000
Thereafter	655,668

Note 8 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	June 30, 2015	December 31, 2014
Insurance premium financings	3.9 - 4.9%	$215,935	$456,784
Line of credit - senior lender	3.4%	341,749	—
Short-term debt		$557,684	$456,784
(1) Effective rate as of June 30, 2015

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	June 30, 2015	December 31, 2014
Senior Lender:
Note payable	3.9%	Jul. 2021	$17,875,000	$25,750,000
Capital Lease Obligations	5.5 - 10.7%	Jan. 2017 - Dec. 2020	3,823,448	4,010,767
Total			21,698,448	29,760,767
Less: Current portion of long-term debt			(4,795,796)	(5,023,048)
Long-term debt			$16,902,652	$24,737,719
(1) Effective rate as of June 30, 2015

SNB Credit Facility

Effective June 30, 2014, the Company entered into a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility was used to consolidate substantially all of the Company’s and its subsidiaries’ debt in the principal amount of $27.5 million, which is referred to as the Term Loan, and provides for an additional revolving loan in the amount of $2.5 million, which is referred to as the Revolving Loan. As of June 30, 2015, the Company has drawn $0.3 million of funds from the Revolving Loan.  The Company also entered into a number of ancillary agreements in connection with the SNB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on June 30, 2021 and the Revolving Loan matures on June 30, 2016.

Interest Rates.  The interest rate for the Term Loan and Revolving Loan is 30-day LIBOR plus the Applicable Margins based on the Company’s Senior Debt Ratio, as defined.  The Applicable Margins are as follows:

	Applicable Margin
Senior Debt Ratio	Revolving Loan	Term Loan
≥ 2.5x	3.75%	4.25%
< 2.5x, but ≥ 2.0x	3.25%	3.75%
< 2.0 x	2.75%	3.25%

 The Applicable Margins are established at 3.25% for the Revolving Loan and 3.75% for the Term Loan through June 30, 2015.  Subsequent to December 31, 2014, the Applicable Margins will be adjusted on a quarterly basis based on the Company’s senior debt ratio. The Senior Debt Ratio is calculated by dividing all of the Company’s indebtedness, including capital leases, which is secured by a lien or security interest in any of the Company’s assets by the Company’s EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as the Company’s net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

Interest and Principal Payments.  The Company is required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan will be $875,000 plus all accrued and unpaid interest.  Each subsequent quarterly payment will be $1,000,000 plus all accrued and unpaid interest.  The Company is required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of June 30, 2021 and June 30, 2016.

Permitted Acquisitions.  The Company must obtain the Lenders approval for any acquisition, merger or consolidation in which the consideration paid for the acquisition, merger or consolidation is in excess of $1 million or for any acquisition, merger or consolidation in which the target entity’s operating income for the preceding 12 month period is less than zero.

Mandatory Prepayments.  If the Company sells any assets in excess of $100,000 or collectively sells any assets in a 12 month period in excess of $100,000, the Company must make a prepayment equal to the net proceeds of the asset sale(s).  If the Company receives proceeds from a debt or equity offering that is not used for a permitted acquisition over a 12 month period following the offering or for repayment of the Company’s preferred noncontrolling interests, the Company must make a prepayment equal to the net proceeds of the debt or equity offering.  Subsequent to the completion of the Company’s annual audited financial statements, the Company must make a prepayment equal to 30% of its Excess Cash Flow which is defined as the amount of EBITDA (as defined in the SNB Credit Facility) for the fiscal year that exceeds the sum of debt service payments plus capital expenditures plus cash payments for federal, state and local income taxes, plus distributions made by the hospitals that the Company holds a noncontrolling interest (“Equity Owned Hospitals”) to persons other than the Company.

Waiver of Regular Payment and Mandatory Prepayment.  The sale of the Company’s equity investment in GCPP in June 2015 triggered a mandatory payment under the Term Loan and the Company accordingly paid down the Term Loan by $7.0 million.  As a result the pay down, Bank SNB agreed to waive the Company’s regular quarterly payment due on June 30, 2015 of $1.2 million ($0.9 million principal plus interest of $0.3 million), and the mandatory prepayment due on June 30, 2015 of $0.5 million for the Excess Cash Flow related to the year ended December 31, 2014.

Voluntary Prepayments.  The Company may prepay amounts under the Term Loan at any time provided that the Company is required to pay a prepayment penalty of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the maturity date.  The Company may prepay amounts under the Revolving Loan at any time without penalty.

Guaranties.  Each of the Company’s direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of the Company’s obligations owed to Lenders.

Financial Covenants:

Senior Debt Ratio.  The Company must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of June 30, 2015, the Senior Debt Ratio was 1.53.

Senior Debt Service Coverage Ratio.  The Company must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to the Company’s debt service payments for the same period.  As of June 30, 2015, the Senior Debt Service Coverage Ratio was 2.23.

Adjusted Senior Debt Service Coverage Ratio.  The Company must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to the Company’s preferred noncontrolling interest holders, plus distributions made by the Company’s Equity Owned Hospitals to persons other than the Company to the Company’s debt service payments for the same period.  As of June 30, 2015, the Adjusted Senior Debt Service Ratio was 1.31.

As of June 30, 2015, the Company is in compliance with the financial covenants.

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

Collateral.  Payment and performance of the Company’s obligations under the SNB Credit Facility are secured in general by all of the Company’s assets.

Defaults and Remedies.  In addition to the general defaults of failure to perform the Company’s obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of the Company’s Medicare or Medicaid certification, collateral casualties, entry of a judgment of $150,000 or more, failure of first liens on collateral and the termination of any of the Company’s management agreements that represent more than 10% of the Company’s management fees for the preceding 18 month period.  In the event of a monetary default, all of the Company’s obligations due under the SNB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, the Company has 10 days or in some cases three days to cure before Bank SNB has the right to declare the Company’s obligations due under the SNB Credit Facility immediately due and payable.

At June 30, 2015, future maturities of long-term debt were as follows:

Twelve months ended June 30:
2016	$4,795,796
2017	4,755,098
2018	4,625,309
2019	3,961,914
2020	1,948,887
Thereafter	1,611,444

Note 9 – Preferred Noncontrolling Interests

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

Note 10 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended June 30, 2015 and 2014 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of June 30, 2015 and December 31, 2014 were $379,046 and $560,851, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 30, 2015, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During the six months ended June 30, 2015, the Company did not have any assets or liabilities recorded using nonrecurring fair value measurements.

Note 12 – Real Estate Transaction

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

Note 13 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the six months ended June 30, 2015, the Company incurred approximately $55,100 in lease expense under the terms of the lease.

As of June 30, 2015, the Company had $0.3 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. A noncontrolling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

The Company had office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company paid monthly rent of $17,970 until June 30, 2014; $0 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to May 31, 2015 plus additional payments for allocable basic expenses of City Place; the lease was terminated early effective May 31, 2015, in which the Company agreed to pay $89,852 in five equal monthly installments of $17,970 ending October 31, 2015.  A noncontrolling interest in City Place is held by Roy T. Oliver, one of the Company’s greater than 5% shareholders. During the three months ended June 30, 2015 and 2014, the Company incurred approximately $54,100 and $47,000, respectively, in lease expense under the terms of the lease.

As of June 30, 2015 and December 31, 2014, the Company has obligations of $1.3 million that are owed to the Company’s majority shareholder, Foundation Healthcare Affiliates, LLC (“FHA”) and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

Note 14 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

We own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry. Today, our network consists of three surgical hospitals, eight ambulatory surgical centers (ASCs) and one hospital outpatient department (HOPD) in the Southeastern United States. Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities. ASCs affiliated with surgical hospitals are known as HOPDs and generally benefit from higher payment rates from governmental insurance and other payors as compared with unaffiliated ASCs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale. We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related non-surgical services, will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction. We provide management services to a majority of our Affiliates under the terms of various management agreements.

We focus primarily on investing in and managing high quality, cost-effective surgical hospitals that meet the needs of patients, physicians and payors. We believe the facilities we invest in and manage provide an enhanced quality of care to our patients while providing administrative, clinical and economic benefits to physicians. Our facilities currently provide general surgeries and surgeries in such specialties as orthopedics, neurosurgery, pain management, podiatry, gynecology, optometry, gastroenterology and pediatric ENT (tubes/adenoids). Our facilities also provide ancillary services including:  toxicology, wound care, sleep management, radiology and imaging. We are expanding our service offering to include additional imaging, intraoperative monitoring, robotic surgery, and physical therapy services. A key component of our success has been our strong relationships with quality physician partners. We believe our continued emphasis on physician satisfaction and productivity will continue to position us competitively in the future.

Elimination of Going Concern

As of March 31, 2015 and December 31, 2014, we concluded that based on our cash flows from operations during the three months ended March 31, 2015 and year ended December 31, 2014, respectively, and the due dates of certain liability and debt payments, we may not be able to meet all of our obligations as they became due in 2015.

As of June 30, 2015, we had cash and cash equivalents of $4.1 million and working capital of $0.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2015). During the six months ended June 30, 2015, we generated income from continuing operations of $2.2 million and generated $3.9 million in cash flow from operating activities from continuing operations. As of June 30, 2015, we also have access to $2.2 million under a line of credit from our senior lender. In addition to our improved cash flow from operations, we also generated $9.5 million, during the three months ended June 30, 2015, from the sale and redemption of certain equity investments. Based on our improved operating results during 2015, improved cash and working capital levels at June 30, 2015 and our expected borrowing capacity over the next twelve months, we have concluded that the doubt about our ability to continue as a going concern has been eliminated.

Hospital and ASC Business Overview

Today, we own 51% of two surgical hospitals located in San Antonio and El Paso, Texas which are reflected in our financials as our Consolidated Hospitals. We maintain a minority interest in one hospital in Edmond, Oklahoma and eight ASCs in five states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates. We also have an interest in one HOPD through our investment in the Edmond hospital. We have a management contract with one ASC in Baton Rouge, Louisiana in which we have no ownership interest. We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to most of our Equity Owned Facilities. We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations. We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	4	51.00%	Yes	n/a
El Paso, Texas	71	6	51.00%	Yes	n/a
Equity Owned Hospitals:
Edmond, Oklahoma	42	3	8.00%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	31.94%	Yes	9/30/2017
Frederick, Maryland	20	4	20.10%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.00%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.00%	Yes	3/5/2016
Huntingdon Valley, Pennsylvania	22	4	20.00%	Yes	Monthly
Houston, Texas	15	4	10.00%	Yes	2/28/2016
Nacogdoches, Texas	9	3	12.50%	Yes	Monthly
Equity Owned HOPDs:
Oklahoma City, Oklahoma	(a)	5	(b)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.00%	Yes	Monthly

(a)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(b)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.

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

Our revenues from the ASC and surgical hospital facilities are derived from (i) the pro rata distributions we receive on our ownership in the facilities, and (ii) management fees that we receive from these facilities. Such management fees are generally calculated as a percentage of the monthly net revenues. We own equity interests in all of our ASC and surgical hospital facilities except the Lake Surgery Center in Baton Rouge, Louisiana which we manage. We possess management agreements with all of our facilities.

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

Changes in Equity Owned Hospitals

On July 15, 2015, we sold our 10% interest in the Kirby Glen Surgery, LLC, one of our Equity Owned ASCs located in Houston, Texas.  We received $0.2 million in combined proceeds for the sale of the equity interest and termination of our management agreement.

On June 12, 2015, we sold a portion of our 20% equity investment in Grayson County Physician Property, LLC (“GCPP”), our Equity Owned hospital in Sherman, Texas, through a series of transactions.  In conjunction with the sale, the management agreement under which we provided certain services including billing and collections, general management services, legal support, and accounting services was terminated.  Our decision to sell the assets of GCPP was part of our overall strategic plan to focus on the growth of our majority owned surgical hospital businesses and divest any minority interest holdings.  We received $7.8 million in proceeds as a result of the sale and $0.5 million in additional proceeds for the termination our management agreement.  We used $7.0 million of these proceeds to reduce our principal balance of the note held by Bank SNB (the Company’s senior lender).

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement.  Given that we do not exhibit control with our 20% investment in HOSH, we account for our investment on a cost or cash basis.  As a result of the HOSH sale, our equity ownership was redeemed on May 12, 2015 for $1.2 million.

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

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended June 30, 2015 and 2014. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues:
Patient services	$30,152,597	$19,909,721	$58,090,495	$39,423,203
Provision for doubtful accounts	(2,177,522)	(875,574)	(2,598,546)	(1,237,090)
Net patient services revenue	27,975,075	19,034,147	55,491,949	38,186,113
Management fee from affiliates	1,973,754	1,434,769	3,223,076	2,704,072
Other revenue	1,914,125	1,610,651	2,690,079	2,821,173
Revenue	31,862,954	22,079,567	61,405,104	43,711,358
Equity in earnings from affiliates	319,673	679,302	731,072	1,171,113
Operating Expenses:
Salaries and benefits	7,915,961	7,094,381	15,655,824	14,978,240
Supplies	7,390,390	5,693,006	13,460,051	10,634,377
Other operating expenses	13,398,977	8,925,671	27,482,454	18,154,125
Depreciation and amortization	1,345,948	1,423,384	2,727,455	2,884,301
Net other expense	311,488	502,919	620,205	1,004,392
Income (loss) from continuing operations, before taxes	1,819,863	(880,492)	2,190,187	(2,772,964)
(Provision) Benefit for income taxes	114,038	—	114,038	852,005
Loss from continuing operations, net of taxes	1,933,901	(880,492)	2,304,225	(1,920,959)
Discontinued operations, net of tax	3,857,135	27,749	3,771,057	(249,299)
Net income (loss)	5,791,036	(852,743)	6,075,282	(2,170,258)
Less: Noncontrolling interests	1,074,022	461,301	2,494,916	846,223
Net income (loss) attributable to Foundation Healthcare	$4,717,014	$(1,314,044)	$3,580,366	$(3,016,481)

Discussion of Three Month Period Ended June 30, 2015 and 2014

Patient services revenue increased $10.3 million, or 51.8%, during the three months ended June 30, 2015 compared with the second quarter of 2014. The increase was primarily due to:

●

The addition of a new drug testing laboratory service in July 2014 at our Consolidated Hospital located in El Paso, Texas (East El Paso Physician Medical Center, LLC or EEPPMC), which resulted in an increase of $7.8 million;

●

An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases, which resulted in an increase in patient service revenue of $1.5 million; and

●

An increase in surgical case volume at our Consolidated Hospital located in San Antonio, Texas (Foundation Surgical Hospital of San Antonio or FSH SA) driven primarily by an increase in bariatric, spine, and orthopedic procedures, which resulted in an increase in patient services revenue of $1.0 million.

Provision for doubtful accounts increased $1.3 million, or 144.4%, during the three months ended June 30, 2015 compared with the second quarter of 2014. Provision for doubtful accounts as a percent of patient services revenue was 7.2% and 4.4% for the second quarter of 2015 and 2014, respectively. The increase of the provision for doubtful accounts compared with the second quarter of 2014 was primarily related to the addition of the drug testing laboratory service at EEPPMC. The patient self-pay bad debt experience for the drug testing services at EEPPMC has been higher than the historical losses on our traditional surgical services. This service recognized $1.3 million of bad debt expense in the second quarter of 2015.

Management fees from affiliates increased $0.6 million, or 42.9%, during the three months ended June 30, 2015 compared with the second quarter of 2014. We received $0.5 million related to the early termination of the management contract with Grayson County Physician Property, LLC (“GCPP”) and other miscellaneous management fee from affiliates’ items of $0.1 million.

Other revenue increased $0.3 million, or 18.8%, during the three months ended June 30, 2015 compared with the second quarter of 2014. In October 2014, we sold our equity investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”). During the second quarter of 2014, we received $0.7 million in distributions from Chevy Chase. The decrease resulting from Chevy Chase was offset by the $1.1 million in proceeds we received from the redemption of our HOSH equity investment in May 2015 and other miscellaneous revenue items of $0.1 million.

Income from equity investments in affiliates decreased $0.4 million, or 57.1%, during the three months ended June 30, 2015 compared with the second quarter of 2014. The decrease was primarily due to lower volumes at our non-majority owned ASC’s.

Salaries and benefits increased $0.8 million, or 11.3%, to $7.9 million from $7.1 million during the three months ended June 30, 2015, compared with the second quarter of 2014. The increase in salaries and benefits was primarily due to increased case volumes and more complex procedures which resulted in a need for more staffing at FSH SA and EEPPMC of $0.3 million and $0.4 million, respectively, and other miscellaneous staffing at corporate of $0.1 million.

Supplies expense increased $1.7 million, or 29.8%, to $7.4 million from $5.7 million during the three months ended June 30, 2015, compared with the second quarter of 2014. Increased volumes and more complex procedures resulted in more supplies expense at FSH SA of $0.9 million and $0.8 million at EEPPMC.

Other operating expenses increased $4.5 million, or 50.6%, to $13.4 million from $8.9 million during the three months ended June 30, 2015, compared with the second quarter of 2014. The increase in other operating expenses was primarily due to $4.9 million in outsource fees related to the new drug testing laboratory services at EEPPMC which was offset by a reduction of $0.4 million in facilities and other operating expenses at EEPPMC.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million in the second quarter of 2015 compared to the second quarter of 2014.  Incremental depreciation from new assets was offset by existing assets becoming fully depreciated in the quarter.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.2 million in the second quarter of 2015 compared to the second quarter of 2014. The decrease is related to the impact of the Bank SNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt.

Discontinued operations represent the equity in earnings of GCPP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCPP and the related earnings were classified as discontinued in 2015 as the sale of our GCPP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the three months ended June 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$24,784	$216,465
Sleep operations	—	—
Total revenues	$24,784	$216,465
Net income (loss) before taxes:
GCCP	$24,784	$216,465
Sleep operations	15,341	(188,716)
Gain on sale of equity investment in GCCP	6,331,048	—
Income tax (provision) benefit	(2,514,038)	—
Net income (loss) from discontinued operations, net of tax	$3,857,135	$27,749

Noncontrolling interests were allocated $1.1 million and $0.5 million of net income during the three months ended June 30, 2015 and 2014, respectively. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net income of $4.7 million during the second quarter of 2015, compared to a net loss of $1.3 million during the second quarter of 2014.

Discussion of Six Month Period Ended June 30, 2015 and 2014

Patient services revenue increased $18.7 million, or 47.5%, during the six months ended June 30, 2015, compared with the first six months of 2014. The increase was primarily due to:

●	The addition of a new drug testing laboratory service at EEPPMC in July 2014, which resulted in an increase of $14.9 million;
●

An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases, which resulted in an increase in patient service revenue of $2.6 million; and

●	An increase in surgical case volume at FSH SA driven primarily by an increase in bariatric, spine, and orthopedic procedures, which resulted in an increase in patient services revenue of $1.2 million.

Provision for doubtful accounts increased $1.4 million, or 116.7%, during the six months ended June 30, 2015, compared with the first six months of 2014. Provision for doubtful accounts as a percent of patient services revenue was 4.5% and 3.1% for the first six months ended June 30, 2015 and 2014, respectively. The increase of the provision for doubtful accounts compared with the first six months of 2014 was primarily related to the addition of the drug testing laboratory service at EEPPMC. The patient self-pay bad debt experience for the drug testing services at EEPPMC has been higher than the historical losses on our traditional surgical services. This service recognized $1.2 million of bad debt expense in the first six months of 2015.

Management fees from affiliates increased $0.5 million, or 18.5%, during the six months ended June 30, 2015, compared with the first six months of 2014. We received $0.5 million related to the early termination of the management contract with Grayson County Physician Property, LLC (“GCPP”).

Other revenue increased $0.1 million, or 3.6%, during the six months ended June 30, 2015, compared with the first six months of 2014.  In October 2014, we sold our equity investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”). During the first six months of 2014, we received $1.2 million in distributions from Chevy Chase. The decrease resulting from Chevy Chase was offset by the $1.1 million in proceeds we received from the redemption of our HOSH equity investment in May 2015.

Income from equity investments in affiliates decreased $0.5 million, or 41.7%, during the six months ended June 30, 2015, compared with the first six months of 2014.  The decrease was primarily due to lower volumes at our non-majority owned ASC’s.

Salaries and benefits increased $0.7 million, or 4.7%, to $15.7 million from $15.0 million during the six months ended June 30, 2015, compared with the first six months of 2014. The increase in salaries and benefits was primarily due to the increased volumes and more complex procedures resulting in the need for additional staffing at FSH SA of $0.5 million and $0.2 million at EEPPMC.

Supplies expense increased $2.9 million, or 27.4%, to $13.5 million from $10.6 million during the six months ended June 30, 2015, compared with the first six months of 2014. Increased volumes and more complex procedures resulted in more supplies expense at FSH SA of $1.3 million and $1.6 million at EEPPMC.

Other operating expenses increased $9.3 million, or 51.1%, to $27.5 million from $18.2 during the six months ended June 30, 2015, compared with the first six months of 2014. The increase in other operating expenses was primarily due to $10.3 million in outsource fees related to the new drug testing laboratory services at EEPPMC which was offset by a reduction of $0.8 million in facilities and other operating expenses at EEPPMC and $0.2 million at corporate.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.2 million in the first six months of 2015 compared to the first six months of 2014.  Incremental depreciation from new assets was offset by existing assets becoming fully depreciated in the first six months of 2015.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.4 million during the six months ended June 30, 2015, compared with the first six months of 2014. The decrease is related to the impact of the Bank SNB refinancing that occurred on June 30, 2014 which resulted in lower interest rates on the refinanced outstanding debt.

Discontinued operations represent the net income from the sale of GCPP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCPP and the related earnings were classified as discontinued in 2015 as the sale of our GCPP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the six months ended June 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$24,784	$251,739
Sleep operations	—	123,729
Total revenues	$24,784	$375,468
Net income (loss) before taxes:
GCCP	$24,784	$251,739
Sleep operations	(70,737)	(692,462)
Gain on sale of equity investment in GCCP	6,331,048	—
Income tax (provision) benefit	(2,514,038)	191,424
Net income (loss) from discontinued operations, net of tax	$3,771,057	$(249,299)

Noncontrolling interests were allocated $2.5 million and $0.8 million of net income during the six months ended June 30, 2015 and 2014, respectively. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net income of $3.6 million during the six months ended June 30, 2015, compared to a net loss of $3.0 million during the six months ended June 30, 2014.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds, equity offerings and more recently, lease and other real estate financing transactions. As of June 30, 2015, our liquidity and capital resources included cash and cash equivalents of $4.1 million and working capital of $1.3 million. We have working capital of $0.4 million after adjusting for $0.9 million of redemption payments due to preferred noncontrolling interest holders in October 2015. As of December 31, 2014, our liquidity and capital resources included cash and cash equivalents of $2.9 million and a working capital deficit of $0.2 million (adjusted for $1.7 million of redemption payments due to preferred interest holders during 2015).

Cash provided by operating activities from continuing operations was $3.9 million during the six months ended June 30, 2015 compared to the first six months of 2014 when cash used in operating activities from continuing operations was $2.3 million. During the six months ended June 30, 2015, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $7.2 million, a decrease in prepaid and other current assets and receivables from affiliates of $1.0 million and increases in accrued liabilities and other current and noncurrent liabilities of $1.9 million. During the six months ended June 30, 2015, the primary uses of cash from continuing operations, were increases in accounts receivable and other noncurrent assets of $4.5 million and a decrease in accounts payable of $1.7 million. During the six months ended June 30, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss decreased by non-cash items) of $1.7 million and increase in accrued liabilities and other liabilities of $4.7 million.  During the six months ended June 30, 2014, the primary uses of cash from continuing operations were increases in accounts receivables and other current and noncurrent assets of $6.5 million and a decrease in accounts payable and other current liabilities of $2.2 million.

Cash used by operating activities from discontinued operations for each of the six months ended June 30, 2015 and 2014 was $0.6 million and $0.3 million, respectively.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2015 was $0.6 million compared to the first six months of 2014 when investing activities from continuing operations provided $0.8 million. Investing activities during the first six months of 2015 were primarily related to distributions received from equity investments of $1.2 million which were offset by purchases of property and equipment, net of disposals, of $0.6 million. Investing activities during the first six months of 2014 were primarily related to distributions received from equity investments of $1.3 million which were offset by purchases of property and equipment of $0.5 million.

Cash provided by investing activities from discontinued operations for the six months ended June 30, 2015 was $8.3 million and was comprised of the proceeds we received from the sale of our equity investment in GCPP. We used $7.0 million of the proceeds to pay down our senior debt. During the first six months of 2014, there was no cash used in or provided by investing activities from discontinued operations.

Net cash used in financing activities from continuing operations during the six months ended June 30, 2015 was $11.0 million compared to the first six months of 2014 when financing activities from continuing operations provided $3.6 million. During the six months ended June 30, 2015 and 2014, we received debt proceeds of $1.9 million and $28.5 million, respectively, and we made debt payments of $9.9 million and $22.8 million, respectively. During the six months ended June 30, 2015 and 2014, we made distributions to noncontrolling interests of $1.8 million and $0.6 million, respectively. During the six months ended June 30, 2015 and 2014, we paid preferred noncontrolling dividends of $0.4 million and $0.4 million, respectively, along with noncontrolling interest redemptions of $0.9 million in 2015.

There was no financing activities from discontinued operations during the first six months of 2015.  Cash used by financing activities from discontinued operations for the six months ended March 31, 2014 consisted of debt payments of $4.1 million.

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

Waiver of Regular Payment and Mandatory Prepayment.  The sale of our equity investment in GCPP in June 2015 triggered a mandatory payment under the Term Loan and we accordingly paid down the Term Loan by $7.0 million.  As a result the pay down, Bank SNB agreed to waive our regular quarterly payment due on June 30, 2015 of $1.2 million ($0.9 million principal plus interest of $0.3 million), and the mandatory prepayment due on June 30, 2015 of $0.5 million for the Excess Cash Flow related to the year ended December 31, 2014.

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of June 30, 2015 our Senior Debt Ratio was 1.53.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of June 30, 2015, our Senior Debt Service Coverage Ratio was 2.23.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of June 30, 2015, our Adjusted Senior Debt Service Coverage Ratio was 1.45.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at March 31, 2015 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$558,540	$—	$—	$—	$558,540
Long-term debt (1)	6,264,672	10,608,580	6,317,082	1,653,320	24,843,654
Operating leases	12,119,509	28,285,365	27,619,550	69,698,171	137,722,595
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interest (2)	1,430,745	7,723,802	—	—	9,154,547
Total	$20,373,466	$46,617,747	$33,936,632	$71,351,491	$172,279,336

(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies including recently adopted and recently issued accounting guidance, please see Note 3 to our consolidated financial statements included in Part 1 Item 1 of the Form 10-Q and our 2014 annual report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based on this evaluation, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Contribution and Purchase Agreement dated effective June 1, 2015, by and between Texas Health Venture Heritage Park, LLC (Buyer), Heritage Park Surgical Hospital, LLC (New Company), Grayson County Physicians Property, LLC (HPSH), FSHH (Foundation), and Foundation Surgical Hospital Management, LLC (Foundation Management) , is incorporated by referenced to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 18, 2015.

10.2*

Foundation Healthcare, Inc. 2015 Bonus Incentive Plan for Executive Officers, is incorporated by referenced to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 22, 2015.

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
Date: August 12, 2015
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial Officer)
Date: August 12, 2015