Form 10-Q
period 2015-09-30
Foundation Healthcare, Inc.
filed 2015-11-02
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, 17,273,180 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended September 30, 2015

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements, and the condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$4,751,278	$2,860,025
Accounts receivable, net of allowance for doubtful accounts of $1,184,000 and $1,742,000, respectively	21,321,016	18,971,435
Receivables from affiliates	524,479	1,157,184
Supplies inventories	1,912,887	1,863,175
Prepaid and other current assets	3,187,300	4,487,873
Current assets from discontinued operations	246,011	342,441
Total current assets	31,942,971	29,682,133
Property and equipment, net	11,962,955	13,465,190
Equity method investments in affiliates	2,909,701	3,558,020
Intangible assets, net	7,536,727	9,080,395
Goodwill	973,927	973,927
Other assets	535,704	437,809
Other assets from discontinued operations	792,184	2,329,395
Total assets	$56,654,169	$59,526,869
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$6,498,219	$10,364,160
Accrued liabilities	11,472,795	10,223,388
Preferred noncontrolling interests dividends payable	177,623	195,212
Short-term debt	398,207	456,784
Current portion of long-term debt	4,828,974	5,023,048
Other current liabilities	1,349,586	1,052,543
Current liabilities from discontinued operations	1,394,521	839,791
Total current liabilities	26,119,925	28,154,926
Long-term debt, net of current portion	18,318,716	24,737,719
Deferred lease incentive	7,908,895	8,608,716
Other liabilities	6,380,263	5,424,313
Total liabilities	58,727,799	66,925,674
Preferred noncontrolling interest	7,830,000	8,700,000
Commitments and contingencies (Note 10)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,273,180 and 17,263,842 issued and outstanding, respectively	1,727	1,726
Paid-in capital	19,900,781	19,321,267
Accumulated deficit	(33,718,357)	(37,265,044)
Total Foundation Healthcare shareholders’ deficit	(13,815,849)	(17,942,051)
Noncontrolling interests	3,912,219	1,843,246
Total deficit	(9,903,630)	(16,098,805)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$56,654,169	$59,526,869

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Net Revenues:
Patient services	$31,765,408	$26,183,803
Provision for doubtful accounts	(1,402,684)	(1,562,147)
Net patient services revenue	30,362,724	24,621,656
Management fees from affiliates	1,217,108	1,352,909
Other revenue	1,017,134	1,450,021
Revenues	32,596,966	27,424,586
Equity in earnings of affiliates	247,223	581,171
Operating Expenses:
Salaries and benefits	8,698,484	7,339,528
Supplies	7,115,559	6,748,785
Other operating expenses	12,445,063	10,655,907
Depreciation and amortization	1,345,340	1,320,527
Total operating expenses	29,604,446	26,064,747
Other Income (Expense):
Interest expense, net	(221,881)	(324,700)
Other income	80,043	30,000
Net other (expense)	(141,838)	(294,700)
Income from continuing operations, before taxes	3,097,905	1,646,310
Benefit for income taxes	—	—
Income from continuing operations, net of taxes	3,097,905	1,646,310
Income (loss) from discontinued operations, net of tax	34,744	(83,997)
Net income	3,132,649	1,562,313
Less: Net income attributable to noncontrolling interests	2,617,821	1,208,648
Net income attributable to Foundation Healthcare	514,828	353,665
Preferred noncontrolling interests dividends	(175,646)	(199,502)
Net income attributable to Foundation Healthcare common stock	$339,182	$154,163
Earnings per common share (basic and diluted):
Net income attributable to continuing operations attributable to Foundation Healthcare common stock	$0.02	$0.01
Income from discontinued operations, net of tax	0.00	0.00
Net income per share, attributable to Foundation Healthcare common stock	$0.02	$0.01
Weighted average number of common and diluted shares outstanding	17,271,513	17,182,473

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Net Revenues:
Patient services	$89,855,903	$65,607,006
Provision for doubtful accounts	(4,001,230)	(2,799,237)
Net patient services revenue	85,854,673	62,807,769
Management fees from affiliates	4,440,184	4,056,981
Other revenue	3,707,213	4,271,194
Revenues	94,002,070	71,135,944
Equity in earnings of affiliates	978,295	1,752,284
Operating Expenses:
Salaries and benefits	24,354,308	22,317,768
Supplies	20,575,610	17,383,162
Other operating expenses	39,927,517	28,810,032
Depreciation and amortization	4,072,795	4,204,828
Total operating expenses	88,930,230	72,715,790
Other Income (Expense):
Interest expense, net	(827,204)	(1,329,932)
Other income	65,161	30,840
Net other (expense)	(762,043)	(1,299,092)
Income (loss) from continuing operations, before taxes	5,288,092	(1,126,654)
Benefit for income taxes	114,038	852,005
Income (loss) from continuing operations, net of taxes	5,402,130	(274,649)
Income (loss) from discontinued operations, net of tax	3,805,801	(333,296)
Net income (loss)	9,207,931	(607,945)
Less: Net income attributable to noncontrolling interests	5,112,737	2,054,872
Net income (loss) attributable to Foundation Healthcare	4,095,194	(2,662,817)
Preferred noncontrolling interests dividends	(548,507)	(585,640)
Net income (loss) attributable to Foundation Healthcare common stock	$3,546,687	$(3,248,457)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.02)	$(0.17)
Income (loss) from discontinued operations, net of tax	0.22	(0.02)
Net income (loss) per share, attributable to Foundation Healthcare common stock	$0.20	$(0.19)
Weighted average number of common and diluted shares outstanding	17,258,727	17,016,318

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net income (loss)	$9,207,931	$(607,945)
Less: Income (loss) from discontinued operations, net of tax	3,805,801	(333,296)
Income (loss) from continuing operations, net of tax	5,402,130	(274,649)
Adjustments to reconcile net income (loss) from continuing operations, net of tax, to net cash provided by operating activities:
Depreciation and amortization	4,072,795	4,204,828
Stock-based compensation, net of cashless vesting	579,515	876,851
Provision for doubtful accounts	4,001,230	2,799,237
Equity in earnings of affiliates	(978,295)	(1,752,284)
Changes in assets and liabilities:
Accounts receivable, net of provision for doubtful accounts	(6,350,811)	(4,338,374)
Receivables from affiliates	632,705	(175,698)
Supplies inventories	(49,712)	(35,657)
Prepaid and other current assets	1,300,573	(1,489,956)
Other assets	(97,895)	(204,838)
Accounts payable	(3,865,959)	(1,791,968)
Accrued liabilities	1,249,407	3,810,422
Other current liabilities	297,043	(2,330,737)
Other liabilities	256,129	3,087,988
Net cash provided by operating activities from continuing operations	6,448,855	2,385,165
Net cash used in operating activities from discontinued operations	(2,394,061)	(454,338)
Net cash provided by operating activities	4,054,794	1,930,827
Investing activities:
Purchase of property and equipment	(1,157,635)	(1,810,180)
Disposal of property and equipment	130,745	—
Proceeds from sale of equity investment	—	178,000
Distributions from affiliates	1,626,614	2,061,937
Net cash provided by investing activities from continuing operations	599,724	429,757
Net cash provided by investing activities from discontinued operations	8,388,233	—
Net cash provided by investing activities	8,987,957	429,757
Financing activities:
Debt proceeds	4,995,966	29,092,552
Debt payments	(11,667,620)	(24,560,683)
Preferred noncontrolling interest dividends	(566,096)	(583,693)
Preferred noncontrolling interest redemptions	(870,000)	—
Distributions to noncontrolling interests	(3,043,748)	(2,879,989)
Net cash (used in) provided by financing activities from continuing operations	(11,151,498)	1,068,187
Net cash used in financing activities from discontinued operations	—	(4,072,896)
Net cash used in financing activities	(11,151,498)	(3,004,709)
Net change in cash and cash equivalents	1,891,253	(644,125)
Cash and cash equivalents at beginning of period	2,860,025	4,212,076
Cash and cash equivalents at end of period	$4,751,278	$3,567,951
Cash Paid for Interest and Income Taxes:
Interest expense	$1,280,000	$1,604,256
Interest expense, discontinued operations	$—	$168,733
Income taxes, continuing operations	$—	$3,255,623

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended September 30, 2015 and 2014

(Unaudited)

Note 1 – Nature of Business

Foundation Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling and noncontrolling interests in surgical hospitals located in Oklahoma and Texas. The Company also owns noncontrolling interests in ambulatory surgery centers (“ASCs”) located in Texas, Pennsylvania, New Jersey, Ohio, and Maryland. The Company provides management services to a majority of the facilities that it has noncontrolling interests (referred to as “Affiliates”) under the terms of various management agreements.

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

As of September 30, 2015, the Company had cash and cash equivalents of $4.8 million and working capital of $5.0 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2015). During the nine months ended September 30, 2015, the Company generated income from continuing operations (before noncontrolling interests) of $5.3 million and generated $6.5 million in cash flow from operating activities from continuing operations. In addition to the Company’s improved cash flow from operations, it also generated $9.5 million, during the three months ended June 30, 2015, from the sale and redemption of certain equity investments. Based on the Company’s improved operating results during 2015, improved cash and working capital levels at September 30, 2015, and the Company’s expected borrowing capacity over the next twelve months, management concluded that the doubt about the Company’s ability to continue as a going concern has been eliminated.

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

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ended December 31, 2015. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The December 31, 2014 consolidated balance sheet was derived from audited financial statements.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $418,055 and $617,955 as of September 30, 2015 and December 31, 2014 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We decreased our cost report estimate by $199,900 during the nine months ended September 30, 2015 based on settlements from our final filed cost report for 2014 and an estimate of the 2015 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the nine months ending September 30, 2015 follows:

2015
Balance at beginning of period	$1,742,000
Provisions recognized as reduction in revenues	4,001,230
Write-offs, net of recoveries	(4,559,230)
Balance at end of period	$1,184,000

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of September 30, 2015 and December 31, 2014, the Company had restricted cash of approximately $0.5 million and $0.7 million respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash is pledged as collateral against certain debt of the Company.

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

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from three to eight years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs.  Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument.  The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability.  The amortization of debt issuance costs remains unchanged.  These changes become effective for the Company on January 1, 2016.  Management has determined that the adoption of these changes will result in a decrease of approximately $226,000 to both other assets and long-term debt, less amount due within one year of the accompanying consolidated balance sheet.

In July 2015, the FASB issued changes to the subsequent measurement of inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. Currently, the Company applies the net realizable value market option to measure its inventories at the lower of cost or market. These changes become effective for the Company on January 1, 2017. Management has determined that the adoption of these changes will not have an impact on the Company’s consolidated financial statements.

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

On June 12, 2015, the Company executed an agreement pursuant to which the Company sold a portion of its 20% equity investment in Grayson County Physician Property, LLC (“GCPP”) through a series of transactions.  In conjunction with the sale, the management agreement under which the Company provided certain services including billing and collections, general management services, legal support, and accounting services was terminated.  The Company’s decision to sell the assets of GCPP was part of the Company’s strategic plan to focus on the growth of its majority owned surgical hospital businesses.  The Company received $7.8 million of proceeds as a result of the sale and $0.5 million for the termination of the management agreement.  The Company used $7.0 million of these proceeds to reduce the Company’s principal balance of the note held by Bank SNB (the Company’s senior lender).  The remainder of the proceeds will be used for working capital needs and possible future acquisitions.  See Note 5 – Discontinued Operations for additional information.

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

Note 5 – Discontinued Operations

The partial sale of GCPP in June 2015 was part of the Company’s strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations.  Therefore, the Company reclassified $2.2 million from equity method investments in affiliates to other assets from discontinued operations as of December 31, 2014.  In addition, the Company reclassified $0.1 million and $0.3 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the three and nine month periods ending September 30, 2014.

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

The operating results for the Company’s discontinued operations for the nine months ended September 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$25,033	$287,527
Sleep operations	—	123,729
Total revenues	$25,033	$411,256
Net income (loss) before taxes:
GCCP	$25,033	$287,527
Sleep operations	(36,242)	(812,247)
Gain on sale of equity investment in GCCP	6,331,048	—
Income tax (provision) benefit	(2,514,038)	191,424
Net income (loss) from discontinued operations, net of tax	$3,805,801	$(333,296)

The balance sheet items for the Company’s discontinued operations are summarized below:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$4,197	$8,148
Other current assets	241,814	334,293
Total current assets	246,011	342,441
Equity method investments	691,709	2,164,110
Fixed assets, net	100,475	165,285
Total assets	$1,038,195	$2,671,836
Payables and accrued liabilities	594,521	839,791
Income taxes payable	800,000	—
Total liabilities	$1,394,521	$839,791

Note 6 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of September 30, 2015 and December 31, 2014 are as follows:

		Ownership %
		September 30,	December 31,
Affiliate	Location	2015	2014
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	0%	20%
Houston Orthopedic Hospital, LLC	Houston, TX	0%	20%
Summit Medical Center	Edmond, OK	8%	0%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glenn Surgery Center	Houston, TX	0%	10%
Park Ten Surgery Center	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	0%	20%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	32%	32%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations for the nine months ended September 30, 2015 and 2014, of the Company’s equity investments in Affiliates are as follows:

	2015	2014
Net operating revenues	$35,389,891	$65,165,852
Net income	$7,532,487	$25,171,091

The results of financial position as of September 30, 2015 and December 31, 2014, of the Company’s equity investments in Affiliates are as follows:

	September 30,	December 31,
	2015	2014
Current assets	$10,254,448	$12,458,663
Noncurrent assets	6,207,667	8,116,883
Total assets	$16,462,115	$20,575,546
Current liabilities	$4,839,509	$4,254,254
Noncurrent liabilities	2,146,579	1,928,324
Total liabilities	$6,986,088	$6,182,578
Members' equity	$9,476,027	$14,392,968

Note 7 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill are as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Loss	Value
December 31, 2014	$23,019,309	$(22,045,382)	$973,927
September 30, 2015	$23,019,309	$(22,045,382)	$973,927

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

Changes in the carrying amount of intangible assets during the nine months ended September 30, 2015 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2014	$14,524,500	$(5,444,105)	$9,080,395
Amortization	—	(1,543,668)	(1,543,668)
September 30, 2015	$14,524,500	$(6,987,773)	$7,536,727

Intangible assets as of September 30, 2015 and December 31, 2014 include the following:

		September 30, 2015			December 31,
	Useful	Carrying	Accumulated		2014
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,496,059)	$1,002,441	$1,328,593
Non-compete	5	2,027,000	(1,154,296)	872,704	1,177,333
Physician memberships	7	6,468,000	(2,695,000)	3,773,000	4,466,000
Trade Name	5	381,000	(169,205)	211,795	270,038
Service Contracts	10	2,150,000	(473,213)	1,676,787	1,838,431
		$14,524,500	$(6,987,773)	$7,536,727	$9,080,395

Amortization expense for the three months ended September 30, 2015 and 2014 was $514,553 and $514,969, respectively.  Amortization expense for the nine months ended September 30, 2015 and 2014 was $1,543,668 and $1,542,704, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ended September 30,
2016	$2,057,698
2017	2,057,698
2018	1,388,544
2019	1,139,000
2020	292,000
Thereafter	601,787

Note 8 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as follows:

	Rate (1)	September 30, 2015	December 31, 2014
Insurance premium financings	3.9 - 4.9%	$398,207	$456,784
Line of credit - senior lender	3.0%	—	—
Short-term debt		$398,207	$456,784
(1) Effective rate as of September 30, 2015

The Company’s long-term debt and capital lease obligations are as follows:

	Rate (1)	Maturity Date	September 30, 2015	December 31, 2014
Senior Lender:
Note payable	3.5%	Jul. 2021	$16,874,395	$25,750,000
Line of credit	3.0%	May 2017	2,485,170	—
Capital Lease Obligations	5.5 - 10.7%	Jan. 2017 - Dec. 2020	3,788,125	4,010,767
Total			23,147,690	29,760,767
Less: Current portion of long-term debt			(4,828,974)	(5,023,048)
Long-term debt			$18,318,716	$24,737,719
(1) Effective rate as of September 30, 2015

SNB Credit Facility

Effective June 30, 2014, the Company entered into a Loan Agreement with Bank SNB, National Association, and Texas Capital Bank, together referred to as Lenders and collectively the agreement is referred to as the SNB Credit Facility.  The SNB Credit Facility was used to consolidate substantially all of the Company’s and its subsidiaries’ debt in the principal amount of $27.5 million, which is referred to as the Term Loan, and provides for an additional revolving loan in the amount of $2.5 million, which is referred to as the Revolving Loan. As of September 30, 2015, the Company has drawn $2.5 million of funds from the Revolving Loan.  The Company also entered into a number of ancillary agreements in connection with the SNB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on June 30, 2021 and the Revolving Loan matures on May 31, 2017.

Interest Rates.  The interest rate for the Term Loan and Revolving Loan is 30-day LIBOR plus the Applicable Margins based on the Company’s Senior Debt Ratio, as defined.  The Applicable Margins are as follows:

	Applicable Margin
Senior Debt Ratio	Revolving Loan	Term Loan
≥ 2.5x	3.75%	4.25%
< 2.5x, but ≥ 2.0x	3.25%	3.75%
< 2.0 x	2.75%	3.25%

The Applicable Margins are adjusted on a quarterly basis based on the Company’s senior debt ratio. The Senior Debt Ratio is calculated by dividing all of the Company’s indebtedness, including capital leases, which is secured by a lien or security interest in any of the Company’s assets by the Company’s EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the SNB Credit Facility as the Company’s net income calculated before interest expense, provision for income taxes, depreciation and amortization expenses, stock compensation, gains arising from the write-up of assets, extraordinary gains and any one-time expenses approved by Bank SNB.

Interest and Principal Payments.  The Company is required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan are $875,000 plus all accrued and unpaid interest.  Each subsequent quarterly payment will be $1,000,000 plus all accrued and unpaid interest.  The Company is required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of June 30, 2021 and May 31, 2017.

Permitted Acquisitions.  The Company must obtain the Lenders approval for any acquisition, merger or consolidation in which the consideration paid for the acquisition, merger or consolidation is in excess of $1.0 million or for any acquisition, merger or consolidation in which the target entity’s operating income for the preceding 12 month period is less than zero.

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

Waiver of Regular Payment and Mandatory Prepayment.  The sale of the Company’s equity investment in GCPP in June 2015 triggered a mandatory payment under the Term Loan and the Company accordingly paid down the Term Loan by $7.0 million.  As a result of the pay down, Bank SNB agreed to waive the Company’s regular quarterly payment due on June 30, 2015 of $1.2 million ($0.9 million principal plus interest of $0.3 million), and the mandatory prepayment due on June 30, 2015 of $0.5 million for the Excess Cash Flow related to the year ended December 31, 2014.

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

Financial Covenants:

Senior Debt Ratio.  The Company must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending June 30, 2014.  As of September 30, 2015, the Senior Debt Ratio was 1.51.

Senior Debt Service Coverage Ratio.  The Company must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to the Company’s debt service payments for the same period.  As of September 30, 2015, the Senior Debt Service Coverage Ratio was 2.02.

Adjusted Senior Debt Service Coverage Ratio.  The Company must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to the Company’s preferred noncontrolling interest holders, plus distributions made by the Company’s Equity Owned Hospitals to persons other than the Company to the Company’s debt service payments for the same period.  As of September 30, 2015, the Adjusted Senior Debt Service Ratio was 1.16.

As of September 30, 2015, the Company is in compliance with the financial covenants.

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

At September 30, 2015, future maturities of long-term debt were as follows:

Twelve months ended September 30:
2016	$4,828,974
2017	7,216,540
2018	4,664,753
2019	3,323,575
2020	1,986,188
Thereafter	1,127,660

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

Note 10 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended September 30, 2015 and 2014 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of September 30, 2015 and December 31, 2014 were $400,784 and $560,851, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Nonrecurring Fair Value Measurements: During the nine months ended September 30, 2015, the Company did not have any assets or liabilities recorded using nonrecurring fair value measurements.

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

Note 13 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the nine months ended September 30, 2015, the Company incurred approximately $81,400 in lease expense under the terms of the lease.

As of September 30, 2015, the Company had $0.4 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. A noncontrolling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

The Company had office space subject to a lease agreement with City Place, LLC (“City Place”). Under the lease agreement, the Company paid monthly rent of $17,970 until June 30, 2014; $0 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to May 31, 2015 plus additional payments for allocable basic expenses of City Place; the lease was terminated early effective May 31, 2015, in which the Company agreed to pay $89,850 in five equal monthly installments of $17,970 ending October 31, 2015.  A noncontrolling interest in City Place is held by Roy T. Oliver, one of the Company’s greater than 5% shareholders. During the nine months ended September 30, 2015 and 2014, the Company incurred approximately $53,900 and $70,000, respectively, in lease expense under the terms of the lease.

As of September 30, 2015 and December 31, 2014, the Company has obligations of $1.3 million that are owed to the Company’s majority shareholder, Foundation Healthcare Affiliates, LLC (“FHA”) and certain real estate subsidiaries and affiliates of FHA related to transactions that occurred prior to the Foundation acquisition in July 2013. The amounts owed to FHA and FHA affiliates are included in other liabilities on the accompanying consolidated balance sheets.

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

Company Overview

We own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry. Today, our network consists of three surgical hospitals, seven ambulatory surgical centers (ASCs) and one hospital outpatient department (HOPD). Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities. ASCs affiliated with surgical hospitals are known as HOPDs and generally benefit from higher payment rates from governmental insurance and other payors as compared with unaffiliated ASCs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale. We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related non-surgical services, will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction. We provide management services to a majority of our Affiliates under the terms of various management agreements.

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

As of September 30, 2015, we had cash and cash equivalents of $4.8 million and working capital of $5.0 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2015). During the nine months ended September 30, 2015, we generated income from continuing operations of $5.3 million and generated $6.4 million in cash flow from operating activities from continuing operations. In addition to our improved cash flow from operations, we also generated $9.5 million, during the three months ended June 30, 2015, from the sale and redemption of certain equity investments. Based on our improved operating results during 2015, improved cash and working capital levels at September 30, 2015 and our expected borrowing capacity over the next twelve months, we have concluded that the doubt about our ability to continue as a going concern has been eliminated.

Hospital and ASC Business Overview

Today, we own 51% of two surgical hospitals located in San Antonio and El Paso, Texas which are reflected in our financials as our Consolidated Hospitals. We maintain a minority interest in one hospital in Edmond, Oklahoma and seven ASCs in six states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates. We also have an interest in one HOPD through our investment in the Edmond hospital. We have a management contract with one ASC in Baton Rouge, Louisiana in which we have no ownership interest. We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to most of our Equity Owned Facilities. We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations. We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

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

On June 12, 2015, we sold a portion of our 20% equity investment in Grayson County Physician Property, LLC (“GCPP”), our Equity Owned hospital in Sherman, Texas, through a series of transactions.  In conjunction with the sale, the management agreement under which we provided certain services including billing and collections, general management services, legal support, and accounting services was terminated.  Our decision to sell the assets of GCPP was part of our overall strategic plan to focus on the growth of our majority owned surgical hospital businesses and divest any minority interest holdings.  We received $7.8 million in proceeds as a result of the sale and $0.5 million in additional proceeds for the termination our management agreement.  We used $7.0 million of these proceeds to reduce our principal balance of the note held by Bank SNB (our senior lender).

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

Results of Operations

The following table sets forth selected results of our operations for the three months and nine months ended September 30, 2015 and 2014. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues:
Patient services	$31,765,408	$26,183,803	$89,855,903	$65,607,006
Provision for doubtful accounts	(1,402,684)	(1,562,147)	(4,001,230)	(2,799,237)
Net patient services revenue	30,362,724	24,621,656	85,854,673	62,807,769
Management fee from affiliates	1,217,108	1,352,909	4,440,184	4,056,981
Other revenue	1,017,134	1,450,021	3,707,213	4,271,194
Revenue	32,596,966	27,424,586	94,002,070	71,135,944
Equity in earnings from affiliates	247,223	581,171	978,295	1,752,284
Operating Expenses:
Salaries and benefits	8,698,484	7,339,528	24,354,308	22,317,768
Supplies	7,115,559	6,748,785	20,575,610	17,383,162
Other operating expenses	12,445,063	10,655,907	39,927,517	28,810,032
Depreciation and amortization	1,345,340	1,320,527	4,072,795	4,204,828
Net other expense	141,838	294,700	762,043	1,299,092
Income (loss) from continuing operations, before taxes	3,097,905	1,646,310	5,288,092	(1,126,654)
(Provision) Benefit for income taxes	—	—	114,038	852,005
Loss from continuing operations, net of taxes	3,097,905	1,646,310	5,402,130	(274,649)
Discontinued operations, net of tax	34,744	(83,997)	3,805,801	(333,296)
Net income (loss)	3,132,649	1,562,313	9,207,931	(607,945)
Less: Noncontrolling interests	2,617,821	1,208,648	5,112,737	2,054,872
Net income (loss) attributable to Foundation Healthcare	$514,828	$353,665	$4,095,194	$(2,662,817)

Discussion of Three Month Period Ended September 30, 2015 and 2014

Patient services revenue increased $5.6 million, or 21.4%, during the three months ended September 30, 2015 compared with the third quarter of 2014. The increase was primarily due to:

●

The addition of a new toxicology laboratory service in July 2014 at our Consolidated Hospital located in El Paso, Texas (East El Paso Physician Medical Center, LLC or EEPPMC), which resulted in an increase of $4.1 million;

●	An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases, which resulted in an increase of $1.0 million; and
●

An increase in surgical case volume at our Consolidated Hospital located in San Antonio, Texas (Foundation Surgical Hospital of San Antonio or FSH SA) driven primarily by an increase in bariatric, spine, and orthopedic procedures, which resulted in an increase of $0.5 million.

Provision for doubtful accounts decreased $0.2 million, or 12.5%, during the three months ended September 30, 2015 compared with the third quarter of 2014. Provision for doubtful accounts as a percent of patient services revenue was 4.4% and 6.0% for the third quarter of 2015 and 2014, respectively.  Based on our monthly analysis of historic bad debt trends at EEPMC and the toxicology business, we reduced our allowance rates based on the actual historical trends, which resulted in the $0.2 million decrease compared to the third quarter of 2014.

Management fees from affiliates decreased $0.2 million, or 14.3%, during the three months ended September 30, 2015 compared with the third quarter of 2014. The decrease is due to the termination of the management contract with Grayson County Physician Property, LLC (“GCPP”) in the second quarter 2015.  The GCPP management contract was terminated when we sold a portion of our equity investment in GCPP.

Other revenue decreased $0.5 million, or 33.3%, during the three months ended September 30, 2015 compared with the third quarter of 2014. In October 2014, we sold our equity investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”). During the third quarter of 2014, we received $0.7 million in distributions from Chevy Chase. The decrease resulting from Chevy Chase was offset by the $0.2 million in meaningful use funds we received during the third quarter of 2015 at FSH SA.

Income from equity investments in affiliates decreased $0.4 million, or 66.7%, during the three months ended September 30, 2015 compared with the third quarter of 2014. The decrease was primarily due to lower volumes at our non-majority owned ASC’s.

Salaries and benefits increased $1.4 million, or 19.2%, to $8.7 million from $7.3 million during the three months ended September 30, 2015, compared with the third quarter of 2014. The increase in salaries and benefits was primarily due to accrued corporate incentives of $0.5 million related to 2015 performance targets and increased corporate staffing of $0.7 million.  In addition, the increased case volumes and more complex procedures at EEPPMC resulted in additional staffing of $0.2 million.

Supplies expense increased $0.4 million, or 6.0%, to $7.1 million from $6.7 million during the three months ended September 30, 2015, compared with the third quarter of 2014. Increased volumes and more complex procedures resulted in more supplies expense at EEPPMC of $0.6 million which was offset by a decrease in supply cost at FSH SA of $0.2 million.

Other operating expenses increased $1.7 million, or 15.9%, to $12.4 million from $10.7 million during the three months ended September 30, 2015, compared with the third quarter of 2014. The increase in other operating expenses was primarily due to $2.4 million in outsource fees related to the tests processed at the new toxicology laboratory services at EEPPMC which was offset by a reduction of $0.2, $0.2, and $0.3 million in facilities and other operating expenses at EEPPMC, FSH SA, and corporate, respectively.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization in the third quarter of 2015 approximated the third quarter of 2014.  Incremental depreciation from new assets was offset by existing assets becoming fully depreciated in the quarter.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.2 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease is related to the impact of the Bank SNB refinancing that occurred on June 30, 2014 and the rate reductions that have taken place in 2015 related to the decreasing senior debt ratio as well as principal paydowns.

Discontinued operations represent the equity in earnings of GCPP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCPP and the related earnings were classified as discontinued in 2015 as the sale of our GCPP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the three months ended September 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$—	$35,788
Sleep operations	—	—
Total revenues	$—	$35,788
Net income (loss) before taxes:
GCCP	$—	$35,788
Sleep operations	34,744	(119,785)
Net income (loss) from discontinued operations, net of tax	$34,744	$(83,997)

Noncontrolling interests were allocated $2.6 million and $1.2 million of net income during the three months ended September 30, 2015 and 2014, respectively. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net income of $0.5 million during the third quarter of 2015, compared to a net income of $0.4 million during the third quarter of 2014.

Discussion of Nine Month Period Ended September 30, 2015 and 2014

Patient services revenue increased $24.3 million, or 37.0%, during the nine months ended September 30, 2015, compared with the first nine months of 2014. The increase was primarily due to:

●	The addition of a new toxicology laboratory service at EEPPMC in July 2014, which resulted in an increase of $19.3 million;
●	An increase in average reimbursement per surgical case at EEPPMC driven by an increase in inpatient spine and orthopedic cases, which resulted in an increase of $3.2 million; and
●	An increase in surgical case volume at FSH SA driven primarily by an increase in bariatric, spine, and orthopedic procedures, which resulted in an increase of $1.8 million.

Provision for doubtful accounts increased $1.2 million, or 42.9%, during the nine months ended September 30, 2015, compared with the first nine months of 2014. Provision for doubtful accounts as a percent of patient services revenue was 4.4% and 4.3% for the first nine months ended September 30, 2015 and 2014, respectively. The increase of the provision for doubtful accounts compared with the first nine months of 2014 was primarily related to the addition of the toxicology laboratory service at EEPPMC. The patient self-pay bad debt experience for the toxicology services at EEPPMC has been higher than the historical losses on our traditional surgical services. We have recognized $1.7 million of bad debt expense, related to the toxicology services, in the first nine months of 2015.

Management fees from affiliates increased $0.3 million, or 7.3%, during the nine months ended September 30, 2015, compared with the first nine months of 2014. We received $0.5 million related to the early termination of the management contract with Grayson County Physician Property, LLC (“GCPP”) in the second quarter of 2015 offset by the reduction in the management fees related to the termination in the third quarter of 2015. The GCPP management contract was terminated when we sold a portion of our equity investment in GCPP.

Other revenue decreased $0.6 million, or 14.0%, during the nine months ended September 30, 2015, compared with the first nine months of 2014.  In October 2014, we sold our equity investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”). During the first nine months of 2014, we received $1.9 million in distributions from Chevy Chase. The decrease resulting from Chevy Chase was offset by the $1.1 million in proceeds we received from the redemption of our HOSH equity investment in May 2015 and meaningful use funds received by FSH SA of $0.2 million.

Income from equity investments in affiliates decreased $0.8 million, or 44.4%, during the nine months ended September 30, 2015, compared with the first nine months of 2014.  The decrease was primarily due to lower volumes at our non-majority owned ASC’s.

Salaries and benefits increased $2.1 million, or 9.4%, to $24.4 million from $22.3 million during the nine months ended September 30, 2015, compared with the first nine months of 2014. The increase in salaries and benefits was primarily due to accrued corporate incentives of $0.5 million related to 2015 performance targets and increased corporate staffing of $0.5 million. In addition, the increased volumes and more complex procedures resulted in additional staffing at FSH SA of $0.5 million and $0.6 million at EEPPMC.

Supplies expense increased $3.2 million, or 18.4%, to $20.6 million from $17.4 million during the nine months ended September 30, 2015, compared with the first nine months of 2014. Increased volumes and more complex procedures resulted in more supplies expense at FSH SA of $1.0 million and $2.2 million at EEPPMC.

Other operating expenses increased $11.1 million, or 38.5%, to $39.9 million from $28.8 during the nine months ended September 30, 2015, compared with the first nine months of 2014. The increase in other operating expenses was primarily due to $12.6 million in outsource fees related to the tests processed at the new toxicology laboratory services at EEPPMC which was offset by a reduction of $1.0 million in facilities and other operating expenses at EEPPMC and $0.5 million at corporate.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization decreased $0.1 million in the first nine months of 2015 compared to the first nine months of 2014.  Incremental depreciation from new assets was offset by existing assets becoming fully depreciated in the first nine months of 2015.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and the gain or loss on the sale of equity investments in affiliates. Net other expense decreased $0.5 million during the nine months ended September 30, 2015, compared with the first nine months of 2014. The decrease is related to the impact of the Bank SNB refinancing that occurred on June 30, 2014 and the rate reductions that have taken place in 2015 related to the decreasing senior debt ratio and principal paydowns.

Discontinued operations represent the net income from the sale of GCPP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCPP and the related earnings were classified as discontinued in 2015 as the sale of our GCPP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the nine months ended September 30, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$25,033	$287,527
Sleep operations	—	123,729
Total revenues	$25,033	$411,256
Net income (loss) before taxes:
GCCP	$25,033	$287,527
Sleep operations	(36,242)	(812,247)
Gain on sale of equity investment in GCCP	6,331,048	—
Income tax (provision) benefit	(2,514,038)	191,424
Net income (loss) from discontinued operations, net of tax	$3,805,801	$(333,296)

Noncontrolling interests were allocated $5.1 million and $2.1 million of net income during the nine months ended September 30, 2015 and 2014, respectively. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, EEPPMC and FSH SA.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net income of $4.1 million during the nine months ended September 30, 2015, compared to a net loss of $2.7 million during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds, equity offerings and more recently, lease and other real estate financing transactions. As of September 30, 2015, our liquidity and capital resources included cash and cash equivalents of 4.8 million and working capital of $5.8 million. We have working capital of $5.0 million after adjusting for $0.9 million of redemption payments due to preferred noncontrolling interest holders in October 2015. As of December 31, 2014, our liquidity and capital resources included cash and cash equivalents of $2.9 million and a working capital deficit of $0.2 million (adjusted for $1.7 million of redemption payments due to preferred interest holders during 2015).

Cash provided by operating activities from continuing operations was $6.4 million during the nine months ended September 30, 2015 compared to the first nine months of 2014 when cash used in operating activities from continuing operations was $2.4 million. During the nine months ended September 30, 2015, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $13.1 million, a decrease in prepaid and other current assets and receivables from affiliates of $1.9 million and increases in accrued liabilities and other current and noncurrent liabilities of $1.8 million. During the nine months ended September 30, 2015, the primary uses of cash from continuing operations, were increases in accounts receivable and other noncurrent assets of $6.5 million and a decrease in accounts payable of $3.9 million. During the nine months ended September 30, 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss decreased by non-cash items) of $5.9 million and increase in accrued liabilities and other liabilities of $6.9 million.  During the nine months ended September 30, 2014, the primary uses of cash from continuing operations were increases in accounts receivables and other current and noncurrent assets of $6.2 million and a decrease in accounts payable and other current liabilities of $4.1 million.

Cash used by operating activities from discontinued operations for each of the nine months ended September 30, 2015 and 2014 was $2.4 million and $0.5 million, respectively.  During the third quarter of 2015, there was an estimated tax payment resulting from the sale of a portion of our equity investment in GCPP of $1.6 million.

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2015 was $0.6 million compared to the first nine months of 2014 when net cash provided by investing activities from continuing operations was $0.4 million. Investing activities during the first nine months of 2015 were primarily related to distributions received from equity investments of $1.6 million which were offset by purchases of property and equipment, net of disposals, of $1.0 million. Investing activities during the first nine months of 2014 were primarily related to distributions received from equity investments of $2.0 million which were offset by purchases of property and equipment of $1.6 million.

Cash provided by investing activities from discontinued operations for the nine months ended September 30, 2015 was $8.4 million and was comprised of the proceeds we received from the sale of our equity investment in GCPP. We used $7.0 million of the proceeds to pay down our senior debt. During the first nine months of 2014, there was no cash used in or provided by investing activities from discontinued operations.

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2015 was $11.2 million compared to the first nine months of 2014 when net cash provided by financing activities from continuing operations was $1.1 million. During the nine months ended September 30, 2015 and 2014, we received debt proceeds of $5.0 million and $29.1 million, respectively, and we made debt payments of $11.7 million and $24.6 million, respectively. During the nine months ended September 30, 2015 and 2014, we made distributions to noncontrolling interests of $3.0 million and $2.9 million, respectively. During the nine months ended September 30, 2015 and 2014, we paid preferred noncontrolling dividends of $0.6 million and $0.6 million, respectively, along with noncontrolling interest redemptions of $0.9 million in 2015.

There was no financing activities from discontinued operations during the first nine months of 2015.  Cash used by financing activities from discontinued operations for the nine months ended September 30, 2014 consisted of debt payments of $4.1 million.

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

The Applicable Margins are adjusted on a quarterly basis based on our senior debt ratio.  As of September 30, 2015, the Applicable Margins are 3.25% for the Revolving Loan and 3.75% for the Term Loan.

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

Interest and Principal Payments.  We are required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan are $875,000 plus all accrued and unpaid interest.  Each subsequent quarterly payment will be $1,000,000 plus all accrued and unpaid interest.  We are required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of June 30, 2021 and May 31, 2017.

Permitted Acquisitions.  We must obtain the Lenders approval for any acquisition, merger or consolidation in which the consideration paid for the acquisition, merger or consolidation is in excess of $1.0 million or for any acquisition, merger or consolidation in which the target entity’s operating income for the preceding 12 month period is less than zero.

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

Financial Covenants:

Senior Debt Ratio.  We must maintain a Senior Debt Ratio not in excess of 3.00 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014.  As of September 30, 2015 our Senior Debt Ratio was 1.51.

Senior Debt Service Coverage Ratio.  We must maintain a Senior Debt Service Coverage Ratio of not less than 1.30 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Senior Debt Service Coverage ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures to our debt service payments for the same period.  As of September 30, 2015, our Senior Debt Service Coverage Ratio was 2.02.

Adjusted Senior Debt Service Coverage Ratio.  We must maintain an Adjusted Senior Debt Service Coverage Ratio of not less than 1.05 to 1.00 as of the end of each fiscal quarter beginning with the quarter ending September 30, 2014. The Adjusted Senior Debt Service Coverage Ratio is the ratio of EBITDA (as defined in the SNB Credit Facility) for the preceding four fiscal quarters minus cash payments for federal, state and local taxes, minus capital expenditures, plus distributions made to our preferred noncontrolling interest holders, plus distributions made by our Equity Owned Hospitals to persons other than us to our debt service payments for the same period.  As of September 30, 2015, our Adjusted Senior Debt Service Coverage Ratio was 1.16.

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

Financial Commitments

Our future commitments under contractual obligations by expected maturity date at September 30, 2015 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$424,601	$—	$—	$—	$424,601
Long-term debt (1)	6,657,491	13,966,732	6,599,855	1,151,280	28,375,358
Operating leases	12,142,329	28,337,936	27,716,659	66,764,730	134,961,654
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interest (2)	2,387,852	6,691,301	—	—	9,079,153
Total	$21,612,273	$48,995,969	$34,316,514	$67,916,010	$172,840,766

(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Aetna Life Insurance Company v. Huntingdon Valley Surgery Center, Foundation Surgery Affiliates, LLC and Foundation Management Affiliates, LLC, Case No. 13-3101, United States District Court for the Eastern District of Pennsylvania. On December 2, 2013, Aetna Life Insurance Company (“Aetna”) filed a complaint against Huntingdon Valley Surgery Center (“HVSC”) and the Foundation defendants alleging that the Foundation defendants impose on the ASCs that they manage an unlawful “out of network business model” by means of which the defendants offer illegal inducements to physicians and patients to drive patient referrals to HVSC, which does not have a contract with Aetna and could therefore charge higher rates for its services. Aetna asserted violations of Pennsylvania’s anti-kickback statute by all defendants, conspiracy to violate Pennsylvania’s anti-kickback statute by all defendants, insurance fraud, aiding and abetting insurance fraud, tortious interference with the contracts between Aetna and its in-network physicians.  In July 2015, HVSC settled with Aetna.  On September 15, 2015, the Judge issued a decision granting summary judgment on all but two counts in favor of the Foundation defendants. The only remaining counts are tortious interference of contract and conspiracy to commit tortious interference. Aetna has filed a motion for the judge to reconsider the summary judgment ruling, or, in the alternative, permit Aetna to immediate appeal the summary judgment ruling before trial. We dispute Aetna’s claims and are vigorously defending this case.

In the normal course of business, we may become involved in litigation or in legal proceedings. Including the litigation described above, we are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We do not have anything to report under this Item.

Item 3.	Defaults Upon Senior Securities.

We do not have anything to report under this Item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

We do not have anything to report under this Item.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description
31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.
31.2+	Certification of Hubert King, Chief Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Chief Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: November 2, 2015
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial Officer)
Date: November 2, 2015