Form 10-K
period 2015-12-31
Foundation Healthcare, Inc.
filed 2016-03-31
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2015, the aggregate market value of Foundation Healthcare, Inc. common stock, par value $0.0001, held by non-affiliates (based upon the closing transaction price, or the average bid and asked price) was approximately $19,453,000.

As of March 30, 2016, 17,375,394 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after December 31, 2015 of the Registrant’s Annual Shareholders’ Meeting are incorporated by reference to Part III of this Report on Form 10-K.

FOUNDATION HEALTHCARE, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Company Overview

We are organized under the laws of the state of Oklahoma and we own and manage facilities which operate in the rapidly growing specialized surgical segment of the healthcare industry.  Today, our network consists of four surgical hospitals, nine ambulatory surgical centers (ASCs) and one hospital outpatient department (HOPD) in six states throughout the United States.  Our growth strategy involves increasing our footprint in our current markets by acquiring controlling interests in surgical hospitals, nearby ASCs and ancillary service facilities, including facilities where we currently own an interest.  ASCs affiliated with surgical hospitals are known as HOPDs, and both the hospitals and affiliated outpatient surgery centers benefit from regional branding, increased operating efficiencies and lower costs through economies of scale.  We believe that having the ability to perform procedures at surgical hospitals for more complex surgeries and at ASCs or HOPDs for same-day surgeries, coupled with the ability to provide other related pre and post-operative outpatient services will enable us to capture an increasing share of surgical volumes in the markets in which we serve and to generate strong patient outcomes and satisfaction.

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

In 2015 and 2014, our majority owned facilities performed approximately 6,357 and 6,095 outpatient surgeries, respectively, and 2,112 and 1,772 inpatient surgeries, respectively.  Our procedure rates experienced strong growth as reflected in net patient services revenues of $114.8 million in 2015, up from $91.1 million in 2014.  We anticipate demand for the types of surgeries performed at our facilities to grow in light of:

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

Our Surgical Facilities

Today, we own at least 51% of three surgical hospitals located in San Antonio, El Paso and Houston, Texas which are reflected in our consolidated financial statements as our Consolidated Hospitals.  We maintain a noncontrolling interest in one hospital in Oklahoma and seven ASCs in five states which are referred to as Equity Owned Hospitals, Equity Owned ASCs, Equity Owned Facilities or Affiliates.  We also have an interest in one HOPD through our investment in the Edmond, Oklahoma hospital.  We have management contracts with two ASCs in Louisiana in which we have no ownership interest.  We generate revenue through our ownership interests in these surgical facilities as well as management fees for providing a variety of administrative services to substantially all of our Equity Owned Facilities.  We manage our facilities by overseeing their business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations.  We work closely with our physician partners to increase the likelihood of successful patient and financial outcomes.

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	6	51.0%	Yes	n/a
El Paso, Texas	71	6	51.0%	Yes	n/a
Houston, Texas	n/a	8	100.0%	Yes	n/a
Equity Owned Hospitals:
Edmond, Oklahoma	42	3	8.0%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	33.7%	Yes	9/30/2017
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.0%	Yes	2/28/2021
Huntingdon Valley, Pennsylvania	22	4	20.0%	Yes	Monthly
Houston, Texas	15	4	10.0%	Yes	4/5/2016
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Equity Owned HOPD:
Oklahoma City, Oklahoma	(a)	5	(b)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.0%	Yes	Monthly
Lafayette, Louisiana	3	4	0.0%	Yes	Monthly
(a)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(b)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.

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

Changes in Consolidated Hospitals and Equity Owned Affiliates

On December 31, 2015, we purchased substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc., consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (“UGH”).  The purchase price of the UGH was $25.1 million, net of liabilities assumed.  The UGH hospital is now operated as Foundation Surgical Hospital of Houston.

On July 15, 2015, we sold our 10% interest in the Kirby Glen Surgery, LLC, one of our Equity Owned ASCs located in Houston, Texas. We received $0.2 million in combined proceeds for the sale of the equity interest and termination of our management agreement.

On June 12, 2015, we sold a portion of our 20% equity investment in Grayson County Physician Property, LLC (“GCPP”), our Equity Owned hospital in Sherman, Texas, through a series of transactions. In conjunction with the sale, the management agreement under which we provided certain services including billing and collections, general management services, legal support, and accounting services was terminated. Our decision to sell the assets of GCPP was part of our overall strategic plan to focus on the growth of our majority owned surgical hospital businesses and divest any minority interest holdings. We received $7.8 million in proceeds as a result of the sale and $0.5 million in additional proceeds for the termination our management agreement. We used $7.0 million of these proceeds to reduce our principal balance of the note held by our senior lender.

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement. Given that we do not exercise control with our 20% investment in HOSH, we account for our investment on a cost or cash basis. As a result of the HOSH sale, we received a distribution on May 12, 2015 for $1.8 million, of which $0.6 million is being held in escrow until April 2016..

On January 1, 2015, Foundation Surgery Affiliates of Northwest Oklahoma City, LLC, or FSA OKC, our Equity Owned ASC located in Oklahoma City, Oklahoma was sold to Summit Medical Center LLC, or Summit Hospital, in exchange for unit ownership in Summit Hospital which is located in Edmond, Oklahoma.  As part of the transaction, the units of Summit Hospital were distributed to the individual FSA OKC investors including us.  As a result of the transaction, we now hold an 8% ownership interest in Summit Hospital. In addition, the ASC facility in Oklahoma City is now operated as an HOPD for Summit Hospital.

Reverse Stock Split

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

Discontinued Operations

The partial sale of GCPP in June 2015 was part of our strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations. Therefore, we reclassified $2.2 million from equity method investments in affiliates to other assets from discontinued operations as of December 31, 2014. In addition, we reclassified $0.6 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the year ended December 31, 2014.

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

Surgical Healthcare Market and Opportunity

According to the American Hospital Association, from 1993 to 2013 outpatient surgeries increased from approximately 57% of total surgery volumes to 65%.  One of the main features of healthcare reform in the United States is that healthcare providers are being required to contain costs while generating better clinical outcomes.  We believe that such cost and performance measures have contributed to the significant shift in the delivery of surgical services away from general acute care hospitals to more cost-effective alternate sites, including ASCs, HOPDs and surgical hospitals; which reflects the benefits these facilities provide to the key participants within the healthcare system:

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

Our revenues by type and payor and the respective percentages of revenues and equity in earnings of affiliates during 2015 and 2014 were as follows:

	2015		2014
	Amount	Ratio	Amount	Ratio
Patient services:
Commercial payors	$92,355,792	72%	$67,476,640	64%
Medicare	25,132,566	20	23,446,169	22
Medicaid	997,593	1	1,220,751	1
Patient self-pay	2,711,797	2	4,076,186	4
Provision for doubtful accounts	(6,359,423)	(5)	(5,118,194))	(4)
Net patient services revenues	114,838,325	90	91,101,552	87
Management fees from affiliates	5,449,354	4	5,394,665	5
Other	5,852,145	5	5,361,932	5
Revenues	126,139,824	99	101,858,149	97
Equity in earnings of affiliates	1,369,488	1	2,979,293	3
Revenues and equity in earnings of affiliates	$127,509,312	100%	$104,837,442	100%

Commercial Payors

In addition to government programs, our hospitals are reimbursed by differing types of private payors including HMOs, PPOs, other private insurance companies and employers.  Our revenues from commercial payors were approximately $92.4 million, or 72% of total revenues for the year ended December 31, 2015.  To attract additional volume, most of our hospitals offer discounts from established rates to certain large group purchasers of healthcare services.  These discount programs often limit our ability to increase rates in response to increasing costs.  Generally, patients covered by HMOs, PPOs and other private insurers will be responsible for certain co-payments and deductibles.

In some cases, our hospitals do not have written contracts prior to providing services, commonly known as “out-of-network” services.  Our out-of-network third-party payors have traditionally paid for our services at a percentage of their allowed rates.

Medicare

Our revenues from Medicare were $25.1 million, or 20% of total revenues for the year ended December 31, 2015.  Medicare provides hospital and medical insurance benefits, regardless of income, to persons age 65 and over, some disabled persons and persons with end-stage renal disease.  Our managed hospitals are currently certified as providers of Medicare services.  Amounts received under the Medicare program are often significantly less than the hospital’s customary charges for the services provided.  Since 2003, Congress and the Centers for Medicare and Medicaid Services (the “CMS”) have made several sweeping changes to the Medicare program and its reimbursement methodologies, such as the implementation of the prescription drug benefit that was created by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) and as the provisions of the Patient Protection and Affordable Care Act (the “ACA”) continue to be implemented.

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

Medicaid

Our revenues under the various state Medicaid programs, including state-funded managed care programs, were $1.0 million, or 1% of total revenues for the year ended December 31, 2015.  Medicaid programs are jointly funded by federal and state governments.  As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state.  Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates.  Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services.

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

Patient Self-Pay

Patient self-pay revenues are derived from patients who do not have any form of healthcare coverage.  Our revenues from self-pay patients were approximately $2.7 million, or 2% of total revenues for the year ended December 31, 2015.  The revenues associated with self-pay patients are generally reported at our gross charges.  We evaluate these patients, after the patient’s medical condition is determined to be stable, for qualifications of Medicaid or other governmental assistance programs.

Provision for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.  Our provision for doubtful accounts had the effect of reducing total revenues by $6.4 million, or 5% of total revenues for the year ended December 31, 2015.

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

Management Fees from Affiliates

Our management fees from affiliates were $5.4 million, or 4% of total revenues for the year ended December 31, 2015.  We have entered into agreements with most of our Equity Owned Facilities to provide management services, which basically include a variety of administrative services.  In addition, we have a management agreement with an ASC in which we don’t own an equity interest.  As compensation for these services, the hospitals and ASCs are charged management fees which are either fixed or are based on a percentage of the Affiliate’s cash collected or the Affiliate’s net revenue.  The percentages range from 2.25% to 6.0%.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates in which we own non-controlling interests were $1.4 million for the year ended December 31, 2015.  We account for our investments in Equity Owned Facilities over which we exhibit significant influence, but not control, in accordance with the equity method of accounting.  We do not consolidate our equity method investments, but rather we measure them at their initial costs and then subsequently adjust their carrying values through income for our respective shares of the earnings or losses during the period.

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

Employees

As of December 31, 2015, we and our Equity Owned Facilities employed 1,232 people, 873 of whom were full-time employees and 359 of whom were part-time employees.  Of our employees, 111 are corporate employees, primarily based at our headquarters in Oklahoma City, Oklahoma.  None of these employees are represented by a union.  We believe our relationship with our employees to be good.

A detail of our employees as of December 31, 2015 follows:

	Full- Time	Part- Time	Total
Corporate	108	3	111
Consolidated Hospitals	539	201	740
Equity Owned Hospitals	0	0	0
Equity Owned ASCs	226	155	381
Total	873	359	1,232

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

On December 31, 2015, we completed a refinancing of substantially all of our outstanding indebtedness through the execution of a Credit Agreement, or the TCB Credit Facility, with Texas Capital Bank, National Association, or TCB.  The TCB Credit Facility provides for a term loan in the principal amount of $28.4 million, referred to as the Term Loan, and a revolving line of credit of $12.5 million, referred to as the Revolving Loan, for total principal of $40.9 million.  We believe our cash on hand, the $1.0 million available on the Revolving Loan and projected cash flow from operations will provide us enough liquidity to meet our cash requirements over the next 12 months.  However, if our cash flows from operations do not meet or exceed our projections, we may need to raise additional funds through debt or equity financings.

We have a bank credit facility of approximately $41 million and we may not maintain compliance with certain financial covenants.  These covenants and other provisions of the credit facility could also have a negative impact on our liquidity or restrict our activities.

Under the Loan Agreement covering the TCB Credit Facility we agreed to continuously maintain compliance with the following financial covenants (collectively referred to as “Debt Ratios”):

Debt to EBITDA Ratio.  As of December 31, 2015, we must maintain a Debt to EBITDA Ratio not in excess of 3.50 to 1.00.  Thereafter, we must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, we must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, we must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.

Pre-Distribution Fixed Charge Coverage Ratio.  We must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio not in excess of 1.30 to 1.00.

Post-Distribution Fixed Charge Coverage Ratio.  We must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio not in excess of 1.05 to 1.00.

As of December 31, 2015, we were in compliance with the Debt Ratios.  If we are unsuccessful in complying with the Debt Ratios, there is no assurance that our Lenders will waive or delay the requirement.

In addition to these financial covenants, the TCB Credit Facility also contains various other provisions that limit our ability to engage in specified types of transactions.  The TCB Credit Facility has restrictive covenants that, among other things, restricts our ability to do the following without the consent of TCB:

•	Incur additional indebtedness;
•	Create or incur additional liens on our assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of our equity interests;
•	Make loans and investments;
•	Issue equity;
•	Engage in transaction with affiliates;

•	Dispose of our assets; and
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to borrowers other than TCB.

A breach of any of these covenants could result in a default under the TCB Credit Facility.

Moreover, in addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period.  In the event of a monetary default, all of our obligations due under the TCB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, we have 10 days, or in some cases three days, to cure before TCB has the right to declare our obligations due under the TCB Credit Facility immediately due and payable.  If TCB accelerates the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest.  In addition, we do not expect to be able to pay all outstanding principal and interest if TCB accelerates the due dates for such amounts.  Since we have granted TCB a security interest in all of our assets, TCB could elect to foreclose on such assets.  If TCB declares an event of default and/or accelerate the payment of our obligations under the TCB Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock.  The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.

Our overall leverage and the terms of the TCB Credit Facility could:

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

Even if we are able to identify an attractive target, we may not be able to obtain financing, if necessary, for any acquisitions or joint ventures that we might undertake.  We will need capital to execute our growth strategy and may finance future acquisitions and development projects through debt or equity financings.  Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing.  To the extent that we undertake these financings, our stockholders may experience ownership dilution.  To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business.  If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted.  Our TCB Credit Facility requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing, especially if we are not in compliance with those covenants.  We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.  Our failure to acquire facilities or interests in them consistent with our growth plans could prevent us from increasing our revenues.

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

We have been and may continue to be subject to medical malpractice lawsuits and other legal actions arising out of the operations of our owned and leased facilities and the activities of our employed physicians.  These actions may involve large claims and significant defense costs.  In an effort to resolve one or more of these matters, we may choose to negotiate a settlement.  Amounts we pay to settle any of these matters may be material.  Although we maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our deductible amount, claims could exceed the scope of the coverage in effect, or coverage of particular claims could be denied.  In this regard, as of December 31, 2015, most of our ASC’s limits on professional insurance and general insurance policies are each $2,000,000 per occurrence and $4,000,000 aggregate per year.

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

At December 31, 2015, we had $10.4 million and $7.0 million in goodwill and other intangible assets, respectively, that were recorded in connection with the acquisitions of our facilities.  We periodically evaluate whether or not to take an impairment charge on our goodwill, as required by the applicable accounting literature.  Our evaluation is based on our (i) assessment of current and expected future economic conditions, (ii) trends, strategies and forecasted cash flows at each business unit and (iii) assumptions similar to those that market participants would make in valuing our business units.  We did not identify any impairment during our evaluation of goodwill and intangible assets completed during 2015.

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

The ACA was signed into law, in two parts, on March 23, 2010 and March 30, 2010.  The ACA dramatically alters the U.S. healthcare system.  It will change how healthcare services are covered, delivered and reimbursed including its intended decrease of the number of uninsured Americans and reduction of the overall cost of healthcare.  The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid disproportionate share hospital (“DSH”) payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying Medicare and Medicaid reimbursement to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms as well as stating an intent to increase enforcement of fraud and abuse laws and increase cooperation between various federal agencies.  This increased enforcement and cooperation is intended to be achieved by establishing mechanisms for the sharing of information between federal agencies and enhancement of criminal and administrative penalties for non-compliance.  Although a majority of the measures contained in the ACA just recently became effective, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012, respectively.  Although the expansion of health insurance coverage should increase revenues from providing care to certain previously uninsured individuals, several of these provisions of the ACA have been delayed.  For example, the ACA’s employer mandate, will require certain larger employers that do not offer health insurance benefits to their employees to make “shared responsibility payments” if even a single employee obtains government-subsidized coverage through the Health Insurance Marketplace, has been delayed until January 1, 2015 for employers with 100 or more employees and January 1, 2016 for employers with 50 to 99 employees.  The impact of such expansion may be gradual and may not offset scheduled decreases in reimbursement.

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

In 2015, we derived 21% of our revenues from the Medicare and Medicaid programs, collectively.  The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements and requirements for utilization review, among other things, and federal and state funding restrictions, which could materially increase or decrease payments from these government programs in the future, as well as affect the timing of payments to our facilities.

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

On November 2, 2015, the Bipartisan Budget Act (the “BBA”) was passed with limitations on the reimbursement rates for Hospital off-campus Outpatient Departments.  For off-campus outpatient surgical facilities, the BBA limits Medicare reimbursements to the ASC payment system rather than the higher outpatient prospective payment system or HOPD rates.  The BBA becomes effective on January 1, 2017, and affects any off-campus outpatient departments not in place prior to November 2, 2015.  The BBA reduces the incentive for growing the hospitals with additional surgical outpatient departments.

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

In this regard, two of our subsidiaries, Foundation Surgery Affiliates, LLC and Foundation Surgery Management, LLC, are currently defendants in a lawsuit in the United States District Court for the Eastern District of Pennsylvania initially filed by Aetna Life Insurance Company, or Aetna, on June 5, 2013 and amended on December 2, 2013.  Aetna sought an accounting, money damages, in amounts that would be material, and injunctive relief related to, among other things, allegedly improper referral inducements to physicians, waivers of deductibles and other payments, and non-disclosures by physician of their ownership interests in the Huntingdon Valley ASC with respect to Aetna patients such that patients would utilize out-of network providers at excessive cost to Aetna.  In a recent decision on the parties’ motions for summary judgment, the Court ruled in favor of the Foundation defendants on all but two of the nine counts.  The Court’s decision on the partial summary judgment is currently on appeal to the 3rd Circuit.

Also in this regard, our El Paso Hospital has recently sued Aetna for improper recoupment of third party reimbursements.  The action was initially brought in the Texas District Court for El Paso County and Aetna has recently removed it to federal court.

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

In this regard, Foundation and its subsidiary, Foundation Surgery Affiliates, LLC, are defendants in a qui tam lawsuit in the United States District Court for the District of Maryland filed by Dr. Mary DuPont, as the Relator.  Dr. DuPont asserts that the Surgery Center of Chevy Chase and its management companies violated the False Claims Act and the Anti-Kickback Statute in the

forced divestment of Dr. DuPont for low referrals.  The government declined to intervene and the case was unsealed in November 2014.  The Foundation defendants have denied the allegations.

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

There currently is a limited trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained.

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

Facilities

Our corporate headquarters and offices are located in Oklahoma City, Oklahoma.  The office facilities consist of an approximately 52,000 square feet medical office building (“OKC MOB”) and are occupied under a master lease agreement, requiring monthly rental payments of $104,000, with annual rate escalations of 2% plus additional payments for our allocable share of the basic expenses.  The master lease agreement expires on September 30, 2023.  Currently, we occupy 20,800 square feet and sublease the remaining 31,200 square feet under sublease agreements that expire from October 2016 to December 2020.  We believe that suitable additional or substitute space will be available as needed on reasonable terms.

As of December 31, 2015, we operated three hospitals in Texas and our Affiliates operated one hospital in Oklahoma and seven ASCs in five states.  Most of the locations are occupied under multiple-year (or long-term) lease arrangements requiring monthly rental payments.  The following table presents, as of December 31, 2015, the locations and lease expiration dates of occupancy leases, if applicable, of each facility:

Facility Type and Location	Lease Expiration Date
Consolidated Hospitals:
San Antonio, Texas	December 2022
El Paso, Texas	August 2028
Houston, Texas	July 2036
Equity Owned Hospitals:
Edmond, Oklahoma	December 2020
Equity Owned ASCs:
Cumberland Valley, Maryland	June 2018
Frederick, Maryland	December 2019
Mercerville, New Jersey	December 2018
Middleburg Heights, Ohio	March 2021
Huntingdon Valley, Pennsylvania	June 2019
Houston, Texas	April 2017
Nacogdoches, Texas	Owned
Item 3.	Legal Proceedings.

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

Aetna Life Insurance Company v. Huntingdon Valley Surgery Center, Foundation Surgery Affiliates, LLC and Foundation Management Affiliates, LLC, Case No. 13-3101, United States District Court for the Eastern District of Pennsylvania.  On December 2, 2013, Aetna Life Insurance Company (“Aetna”) filed a complaint against Huntingdon Valley Surgery Center (“HVSC”) and the Foundation defendants alleging that the Foundation defendants impose on the ASCs that they manage an unlawful “out of network business model” by means of which the defendants offer illegal inducements to physicians and patients to drive patient referrals to HVSC, which does not have a contract with Aetna and could therefore charge higher rates for its services.   Aetna is asserting violations of Pennsylvania’s anti-kickback statute by all defendants, conspiracy to violate Pennsylvania’s anti-kickback statute by all defendants, insurance fraud, aiding and abetting insurance fraud, tortious interference with the contracts between Aetna and its in-network physicians.  Aetna has reached a settlement with HVSC. On the Aetna claims against the Foundation defendants, the Court has granted the Foundation defendants a partial summary judgment on all such claims except tortious interference.  Aetna has appealed the decision to the Third Circuit.

United States of America ex rei. Mary Dupont, M.D., Relator, v. Metropolitan Medical Partners LLC. d/b/a Surgery Center of Chevy Chase; Surgical Synergies, Inc.; Foundation Surgery Affiliates, LLC; and Foundation Healtlzcare, Inc., Case No. No. 13-cv-03590-PJM,  U.S. District Court for the District of Maryland, Greenbelt Division.  In November, 2013, the relator, Mary Dupont, M.D. (“Dupont”), filed under seal a False Claims Act (“FCA”) or “qui tam” complaint initiating this action. On October 30, 2014, the federal government filed a Notice of Election to Decline Intervention and on November 12, 2014, the Court entered an Order unsealing the Dupont complaint.  Dupont filed her First Amended Complaint on June 19, 2015.  Dupont, a urologist and physician-investor in an ambulatory surgery center in Chevy Chase, Maryland (the "Center"), alleged that the Center, in concert with defendant Surgical Synergies, Inc. ("SSI") and the Foundation defendants, effectively shut her out of her practice at the Center by imposing a 75 procedure-per-year quota on procedures performed at the Center, and, barring her from performing an allegedly unprofitable procedure involving the surgical implantation of a mesh sling.  The First Amended Complaint alleged claims including Medicare fraud, Presentation of False Claims, and violations of the Maryland False Health Claims Act.  ln August 2015, all defendants, including the Foundation defendants, moved to dismiss the First Amended Complaint and argued that the First Amended Complaint failed to state a claim for relief as against them under Federal Rules of Civil Procedure 12(b)(6) and 9(b) because Dupont failed to plead the requisite details of any specific false claim with particularity, failed to adequately plead any conspiracy to violate the FCA, and failed to sufficiently plead any violation of the federal anti-kickback statute, which constituted the alleged substantive basis of her FCA claims. The Foundation defendants also argued that the FCA claims against them should be dismissed for lack of subject matter jurisdiction.  In September 2015, Dupont filed a Second Amended Complaint by consent, making limited factual modifications to her pleading and reasserting the claims made in the First Amended Complaint.  In October 2015, all defendants, including the Foundation defendants, filed motions to dismiss the Second Amended Complaint on essentially the same grounds as were asserted against the First Amended Complaint.  On February 3, 2016, the Court granted Defendants' motions to dismiss in part, dismissing with prejudice Dupont’s claim under the Maryland False Health Claims Act and dismissing without prejudice Dupont’s “Economic Loss” claim. The Court's February 3, 2016 Order did not reach the merits of Defendants’ motions to dismiss the remaining counts, but instead granted Dupont leave to file a Third Amended Complaint which was done in March 2016.  Defendants have until April 4, 2016 to file motions to dismiss or, in the alternative, for summary judgment. We intend to continue to defend the action vigorously.

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

	High	Low
Fiscal Year 2015
Fourth Quarter	$5.23	$3.41
Third Quarter	$5.06	$3.30
Second Quarter	$4.20	$2.49
First Quarter	$4.45	$2.65
Fiscal Year 2014
Fourth Quarter	$4.50	$2.80
Third Quarter	$5.80	$3.90
Second Quarter	$7.00	$3.10
First Quarter	$7.50	$3.00

On March 28, 2016, the closing price of our common stock as quoted on OTCQB was $3.00.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

•	variations in quarterly operating results,
•	lack of liquidity in our trading market,
•	changes in earnings estimates by analysts,
•	developments in the surgical hospital and ASC markets,
•	announcements of acquisitions dispositions and other corporate level transactions,
•	announcements of financings and other capital raising transactions,
•	sales of stock by our larger shareholders,
•	announcements and introductions of product or service innovations, and
•	general stock market conditions.

Holders of Equity Securities

As of March 28, 2016, we have 174 owners of record of our common stock.

Dividend Policy

Historically, we have not paid dividends on our common stock, and we do not currently intend to pay and you should not expect to receive cash dividends on our common stock.  Our dividend policy is to retain earnings to support the expansion of our operations.  If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors.  These factors will generally include future earnings, capital requirements, and our financial condition contractual restrictions, such as our existing credit facilities.  Furthermore, in the event we issue shares of preferred stock, although unanticipated, no dividends may be paid on our outstanding shares of common stock until all dividends then due on our outstanding preferred stock will have been paid.  Our existing credit facility restricts our ability to pay dividends without the approval of our lenders.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – TCB Credit Facility.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2015, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors.  The equity compensation plan approved by our shareholders is our Amended & Restated 2008 Long-Term Incentive Plan (“2008 Incentive Plan”).  All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2008 Incentive Plan	110,500	$7.50	777,740

Unregistered Sales of Equity Securities

During the three months ended December 31, 2015, we did not have any unregistered sales of our equity securities.

Repurchases of Equity Securities

During the three months ended December 31, 2015, we did not repurchase any of our equity securities. We do not have any on-going stock repurchase programs.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and, accordingly, not required to provide the information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is the ownership of surgical hospitals and ambulatory surgical centers (ASCs) in targeted regional markets in the Southeastern United States.  We currently have three majority-owned hospitals (Consolidated Hospitals) and one minority-owned hospitals (Equity Owned Hospitals) in Texas and Oklahoma.  We have seven minority-owned ASCs located in Texas, Pennsylvania, New Jersey, Maryland and Ohio.  Also, we have one hospital outpatient departments (HOPDs) through our investment in the surgery hospital in Edmond, Oklahoma.  In addition to our ownership interests, we provide management services under contract to most of our minority-owned facilities.  Finally, we have a legacy business that provides sleep testing management services.

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

Changes in Consolidated Hospitals and Equity Owned Affiliates

On December 31, 2015, we purchased substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc., consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (“UGH”).  The purchase price of the UGH was $25.1 million, net of liabilities assumed.  The UGH hospital is now operated as Foundation Surgical Hospital of Houston and referred to as our “Houston Hospital.”

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

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement. Given that we do not exhibit control with our 20% investment in HOSH, we account for our investment on a cost or cash basis. As a result of the HOSH sale, we received a distribution on May 12, 2015 for $1.8 million, of which $0.6 million is being held in escrow until April 2016.

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

The following summarizes certain key metrics for our surgical hospital and ASC business:

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	6	51.0%	Yes	n/a
El Paso, Texas	71	6	51.0%	Yes	n/a
Houston, Texas	n/a	8	100.0%	Yes	n/a
Equity Owned Hospitals:
Edmond, Oklahoma	42	3	8.0%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	33.7%	Yes	9/30/2017
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.0%	Yes	2/28/2021
Huntingdon Valley, Pennsylvania	22	4	20.0%	Yes	Monthly
Houston, Texas	15	4	10.0%	Yes	4/5/2016
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Equity Owned HOPD:
Oklahoma City, Oklahoma	(a)	5	(b)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.0%	Yes	Monthly
Lafayette, Louisiana	3	4	0.0%	Yes	Monthly
(c)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(d)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.

We seek to maintain diversity of case mix at our facilities to insulate us from potential negative effects that could stem from emphasizing one particular case type.  The following is our case mix by specialty for the years ended December 31, 2015 and 2014:

	Hospitals		ASC
	2015	2014	2015	2014
Orthopedic	21%	28%	25%	23%
General surgery	15%	17%	4%	4%
Neurology	5%	13%	—%	—%
Gastroenterology	30%	8%	21%	17%
Otolaryngology (ENT)	8%	6%	9%	12%
Ophthalmology	2%	5%	15%	19%
Podiatry	6%	5%	4%	4%
Obstetrics and gynecology	1%	2%	2%	2%
Pain management	8%	3%	16%	14%
Other	4%	13%	4%	5%
Total	100%	100%	100%	100%

The table below provides additional operational data for our managed hospitals and ASCs as of and for the years ended December 31, 2015 and 2014:

	2015	2014
Managed Surgical Hospitals:
Managed surgical hospitals, at year end	3	3
Number of licensed beds, at year end	129	98
Inpatient admissions during the year	2,111	2,065
Average length of stay in days, during the year	2.1	2.4
Total patient days during the year	4,468	4,886
ASCs:
Managed ASCs, at year end	10	12
Surgical procedures performed during the year	41,597	46,297
Average revenue per procedure during the year	$1,691	$2,023

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the factors driving changes in the surgical case volumes and patient revenues at our surgical hospitals. The decline in surgical volumes at our managed ASCs in 2015 compared to 2014 was primarily due to the sale of Chevy Chase in 2014.

Discontinued Operations

The partial sale of GCPP in June 2015 was part of our strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations. Therefore, we reclassified $2.2 million from equity method investments in affiliates to other assets from discontinued operations as of December 31, 2014. In addition, we reclassified $0.6 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the year ended December 31, 2015.

Results of Operations

The following table sets forth selected results of our operations for the years ended December 31, 2015 and 2014 and was derived and taken from our audited financial statements appearing elsewhere in this report:

	2015	2014
Net Revenues:
Patient services	$121,197,748	$96,219,746
Provision for doubtful accounts	(6,359,423)	(5,118,194)
Net patient services revenue	114,838,325	91,101,552
Management fee from affiliates	5,449,354	5,394,666
Other revenue	5,852,145	5,361,931
Revenue	126,139,824	101,858,149
Equity in earnings from affiliates	1,369,488	2,367,597
Operating Expenses:
Salaries and benefits	33,870,730	29,273,542
Supplies	27,759,861	24,000,276
Other operating expenses	53,928,367	42,767,477
Depreciation and amortization	5,697,962	5,550,162
Net other expense	1,021,629	1,225,758
Income from continuing operations, before taxes	5,230,763	1,408,531
Benefit for income taxes	1,120,078	851,788
Income from continuing operations, net of taxes	6,350,841	2,260,319
Discontinued operations, net of tax	6,191,721	254,244
Net income	12,542,562	2,514,563
Less: Noncontrolling interests	6,645,210	3,827,439
Net income (loss) attributable to Foundation Healthcare	$5,897,352	$(1,312,876)

Discussion of Years Ended December 31, 2015 and 2014

Patient services revenue increased $25.0 million or 26% during 2015 compared to 2014.  The increase was primarily due to:

•	The addition of a new drug testing laboratory service, in July 2014, at East El Paso Physician Medical Center, LLC (“EEPPMC”) resulting in an increase of $19.3 million;
•	An increase in the average reimbursement per case at EEPPMC due to an improved case mix of higher revenue surgical cases as well as increased surgical volumes resulted in an increase of $4.5 million;
•	An increase in surgical case volumes and net revenue per case at Foundation Bariatric Hospital of San Antonio, LLC (“FBH SA”) resulting in an increase of $1.2 million.

Provision for doubtful accounts increased $1.3 million or 26% during 2015 compared with 2014.  Provision for doubtful accounts as a percent of patient services revenue was 5.2% and 5.3% for 2015 and 2014, respectively.  The increase is due to $0.3 million related to the new drug testing laboratory service and $1.0 million due to increased revenues at EEPPMC compared to 2014.

Management fees from affiliates were $5.4 million in both 2015 and 2014.

Other revenue increased $0.5 million or 9% during 2015 compared with 2014.  The increase in other revenue during 2015 compared to 2014 includes:

•	$1.2 million related to the funds received from the sale of Houston Orthopedic Surgical Hospital, which was accounted for under the cost method;
•	$0.5 million in fees received from the early termination of our management agreement of the Grayson County Physician Property, LLC (“GCCP”) hospital;
•	$0.2 million of improved sleep center management fees in 2015 compared to 2014 due to an increase in case volumes; and
•	$0.2 million in other minor revenue sources.

The offsetting decrease in other revenue is due to:

•	In October 2015, we sold our investment in an ASC located in Chevy Chase, Maryland (referred to as “Chevy Chase”), which resulted in a $1.6 million decrease.

Income from equity investments in affiliates decreased $1.0 million or 42% during 2015 compared with 2014.  Lower earnings from our ASC facilities, primarily related to lower volumes and reimbursement levels resulted in a decrease of $1.0 million.

Salaries and benefits increased $4.6 million or 16% to $33.9 million from $29.3 million during 2015 compared with 2014.  The increase in salaries and benefits was primarily due to:

•	$0.3 million in stock-based incentive compensation;
•	$1.4 million of accrued corporate incentives related to the 2015 Bonus Incentive Plan for Executive Officers and other employee incentives;
•	$1.4 million related to increased corporate staffing related to our-growth initiatives and strategic plan for future acquisitions
•

$1.5 million due to increased salaries and benefits resulting from a combination of annual salary adjustments and increased personnel to manage our expanding hospital operations and increased volume at our FBH SA and EEPPMC facilities.

Supplies expense increased $3.8 million or 16% to $27.8 million from $24.0 million during 2015 compared with 2014.  The increase in supplies expense was primarily due to an increase of $1.1 million and $2.7 million at FBH SA and EEPPMC, respectively from the overall increase in volume and complexity of procedures performed.

Other operating expenses increased $11.1 million or 26% to $53.9 million from $42.8 million during 2015 compared with 2014.  The increase in other operating expenses was primarily due to:

•	$12.6 million in professional services fees related to the processing of our laboratory services at EEPPMC.

The offsetting decrease in other operating expense is due to:

•	$1.0 million reduction in facilities and other operating expenses at EEPPMC and $0.5 million at corporate

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization expense attributable to our intangible assets.  Depreciation and amortization increased $0.1 million in 2015 compared to 2014.  The increase was primarily due to net asset acquisitions during 2015.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and cash equivalents and other transactional gains or losses.  Net other expense decreased $0.2 million in 2015 compared to 2014.  The decrease is related to a decrease of $0.2 million in interest expense related to lower interest rates on our outstanding debt which was refinanced in June 2014.

Benefit for income taxes was $1.1 million during 2015 compared to $0.9 million in 2014.  The increase is primarily related to an adjustment to the valuation allowance in 2015.

Discontinued operations represent operations related to our equity investment in Grayson County Physician Property, LLC (“GCCP”) which was discontinued in 2015 and the operations of our independent diagnostic testing facilities which were discontinued in 2013.  The results from our discontinued operations for 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$25,033	$611,696
Sleep operations	—	123,729
Total revenues	$25,033	$735,425
Net income (loss) before taxes:
GCCP	$25,033	$611,696
Sleep operations	(94,480)	(576,535)
Gain on sale of equity investment in GCCP	6,331,048	—
Gain on sale of building in GCCP	3,111,454	—
Income tax (provision) benefit	(3,181,334)	219,083
Net income (loss) from discontinued operations, net of tax	$6,191,721	$254,244

Noncontrolling interests were allocated $6.6 million and $3.8 million of net income during 2015 and 2014, respectively.  Noncontrolling interests are the equity ownership interests in our majority owned hospital subsidiaries, EEPMC and FBH SA.

Net income (loss) attributable to Foundation Healthcare.  Our operations resulted in net income attributable to Foundation Healthcare of $5.9 million in 2015 compared to a net loss of $1.3 million in 2014.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds and equity offerings, and more recently, lease and other real estate financing transactions.  As of December 31, 2015, our liquidity and capital resources included cash and cash equivalents of $5.1 million and working capital of $8.1 million.

Cash provided by operating activities from continuing operations was $7.3 million during 2015 compared to net cash provided of $2.9 million in 2014.  During 2015, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $17.8 million, increases in accrued liabilities and other liabilities totaling $2.0 million and decreases in receivables from affiliates, other receivables and prepaid and other current assets totaling $1.4 million.  During 2015, the primary uses of cash from continuing operations, were increases in accounts receivables, supplies inventory and other assets totaling $11.6 million and decreases in accounts payable and other current liabilities of $2.3 million.  During 2014, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $11.6 million, increases in accrued liabilities and other liabilities totaling $8.2 million.  During 2014, the primary uses of cash from continuing operations, were increases in accounts receivables, receivables from affiliates, prepaid and other current assets and other assets totaling $12.0 million and decreases in accounts payable and other current liabilities of $4.9 million.

Cash provided by discontinued operations in 2015 was $1.8 million compared to cash used of $0.5 million during 2014.

Net cash used in investing activities from continuing operations during 2015 was $25.9 million compared to $1.9 million during 2014.  Investing activities during 2015 were primarily related to the purchase of UGH for $25.1 million and property and equipment of $4.2 million which were offset by distributions received from equity investments of $1.9 million.  Investing activities during 2014 were primarily related to purchase of property and equipment of $4.9 million which were offset by distributions received from equity investments of $2.8 million and proceeds from the sale of an equity investment in affiliates of $0.2 million.

Investing activities from discontinued operations during 2015 provided $8.4 million and represented proceeds from the sale of GCCP assets attributable to discontinued operations.  We did not have any investing activities from discontinued operations during 2014.

Net cash provided by financing activities from continuing operations during 2015 was $11.0 million compared to $2.2 million in 2014.  During 2015, we received debt proceeds of $49.0 million.  During 2015, we made debt payments of $31.3 million, made preferred noncontrolling interest payments of $1.7 million, paid $0.7 million in preferred noncontrolling interest dividends and made $4.2 million in distributions to noncontrolling interests.  During 2014, we received debt proceeds of $32.9 million and proceeds from the sale of non-controlling interests of $0.1 million.  During 2014, we made debt payments of $26.3 million, paid $0.8 million in preferred noncontrolling interest dividends and made $3.7 million in distributions to noncontrolling interests.

There were no financing activities from discontinued operations during 2015.  Financing activities from discontinued operations during 2014 used $4.1 million and represented payments on debt attributable to discontinued operations.

We expect the total level of spending for capital expenditures to be greater in 2016 as compared to 2015 as a result of our various capital commitments in connection with the acquisition of UGH and our other Consolidated Hospitals.

Our business strategy contemplates the selective acquisition of additional hospitals, and we regularly review potential acquisitions. It could be necessary for us to seek additional financing to fund larger hospital acquisitions. We regularly evaluate opportunities to sell additional equity, obtain credit agreements from lenders or restructure our long-term debt or equity for strategic reasons or to further strengthen our financial position. The sale of additional equity could result in additional dilution to our stockholders.

We believe that cash generated from our operations and borrowings available under the TCB Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.

TCB Credit Facility

Effective December 31, 2015, we entered into a Credit Agreement (the “TCB Credit Facility”) with Texas Capital Bank, National Association (“TCB”).  The TCB Credit Facility replaced substantially all of our and our subsidiaries’ debt in the principal amount of $28.4 million, which we refer to as the Term Loan, and provides for an additional revolving loan in the amount of $12.5 million, which we refer to as the Revolving Loan.  We have also entered into a number of ancillary agreements in connection with the TCB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on December 30, 2018 and the Revolving Loan matures on December 30, 2020.

Interest Rates.  Borrowings under the TCB Credit Facility are made, at our option, as either Base Rate loans or LIBOR loans.  “Base Rate” for any day is the highest of  (i)the Prime Rate, (ii) the Federal Funds Rate plus one half of one percent (0.5%), and (iii) Adjusted LIBOR plus one percent (1.00%).  LIBOR loans are based on either the one month, two month or three month LIBOR rate at our option.  The interest rate is either a Base Rate or LIBOR plus the Applicable Margins based on our Senior Debt to EBITDA Ratio, as defined.  The Applicable Margins are as follows:

Pricing Level	Senior Debt to EBITDA Ratio	Base Rate Portion	LIBOR Portion and Letter of Credit Fee	Commitment Fee
1	< 2.00:1	2.75%	3.75%	0.375%
2	> 2.00:1 but < 2.50:1	3.00%	4.00%	0.375%
3	> 2.50:1	3.25%	4.25%	0.375%

The Applicable Margin in effect will be adjusted within 45 days following the end of each quarter based on our Senior Debt to EBITDA ratio.  The Senior Debt to EBITDA Ratio is calculated by dividing all of our senior indebtedness (excluding capital lease obligations for the Houston Hospital), that is by our EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the TCB Credit Facility as our net income plus (b) the sum of the following: interest expense; income taxes; depreciation; amortization; extraordinary losses determined in accordance with GAAP; cash and noncash stock compensation expense; and other non‑recurring expenses reducing such net income which do not represent a cash item in such period or any future period, minus (c) the sum of the following: income tax credits; extraordinary gains determined in accordance with GAAP; and all non‑recurring, non‑cash items increasing net income.

Interest and Principal Payments.  We are required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan will be $1,013,393, on the first day of each April, July, October, and January during the term hereof, commencing April 1, 2016.  We are required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of each Loan.

Borrowing Base.  Our ability to borrow money under the Revolving Loan is limited to our Borrowing Base.  Our Borrowing Base is equal to the sum of (i) 80% of the eligible account of our San Antonio Hospital multiplied by our ownership of the San Antonio Hospital, not to exceed the outstanding principal balance of the intercompany note payable by the San Antonio Hospital to us, (ii) 80% of the eligible account of our El Paso Hospital multiplied by our ownership of the El Paso Hospital, not to exceed the outstanding principal balance of the intercompany note payable by the El Paso Hospital to us, and (iii) 80% of the eligible account of our Houston Hospital multiplied by our ownership of the Houston Hospital, not to exceed the outstanding principal balance of the intercompany note payable by the Houston Hospital to us.

Increase in Revolving Loan. Provided, that we are not in default, we may request one or more increases in the maximum amount of the Revolving Loan not to exceed $10 million; provided any request for an increase must be at least $5 million.

Mandatory Prepayments.  We must make mandatory prepayments of the Term Loans in the following situations, among others:

•	We must apply 100% of the net proceeds from our sale of worn out and obsolete equipment not necessary or useful for the conduct of our business;
•	Commencing with the fiscal year ending December 31, 2016, we must apply 50% of our Excess Cash Flow for such fiscal year to the installment payments due on our Term Loan;
•

We must apply 50% of the net cash proceeds from the issuance of equity interests to the installment payments due on our Term Loan; provided that no prepayment need to be made for the year ended December 31, 2016 once we have made mandatory prepayments in excess of $10,000,000;

•	We must apply 100% of the net cash proceeds from the issuance of debt (other than certain permitted debt) to the prepayment of the Term Loan;
•	We must prepay 100% of the net cash proceeds paid to us other than in the ordinary course of business; and
•	We must prepay 100% of the net cash proceeds we receive from the prepayment of intercompany notes.

Voluntary Prepayments.  We may prepay amounts under the Term Loan or Revolving Loan at any time provided that we are required to pay a prepayment fee of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the third anniversary.

Guaranties.  Each of our direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of our obligations owed to Lenders.

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, we must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, we must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a)

3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of December 31, 2015, the Company’s Debt to EBITDA Ratio was 2.66.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, we must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, we must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of December 31, 2015, the Company’s Senior Debt to EBITDA Ratio was 2.24.

Pre-Distribution Fixed Charge Coverage Ratio.  We must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of December 31, 2015, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 2.45.

Post-Distribution Fixed Charge Coverage Ratio.  We must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of December 31, 2015, the Company’s Post-Distribution Fixed Charge Coverage Ratio was 1.30.

Capital Expenditures.  We shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

Collateral.  Payment and performance of our obligations under the TCB Credit Facility are secured in general by all of our and our guarantors’ assets.

Negative Covenants.  The TCB Credit Facility has restrictive covenants that, among other things, limits or restricts our ability to:

•Incur additional indebtedness;

•Create or incur additional liens on our assets;

•Engage in mergers or acquisitions;

•Pay dividends or make any other payment or distribution in respect of our equity interests;

•Make loans and investments;

•Issue equity;

•Engage in transaction with affiliates;

•Dispose of our assets;

•Engage in any sale and leaseback arrangements; and

•Prepay debt to debtors other than TCB.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18-month period.  In the event of a monetary default, all of our obligations due under the TCB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, we have 10 days, or in some cases, three days to cure before Texas Capital Bank has the right to declare our obligations due under the TCB Credit Facility immediately due and payable.

Financial Commitments

We do not have any material capital commitments during the next 12 months; however, we have contractual commitments of $26.9 million for payments on our indebtedness, operating lease payments and preferred noncontrolling interests.  Although we have not entered into any definitive arrangements for obtaining additional capital resources, either through long-term lending arrangements or equity offering, we continue to explore various capital resource alternatives to finance our growth strategy.

Our future commitments under contractual obligations by expected maturity date at December 31, 2015 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$345,637	$—	$—	$—	$345,637
Long-term debt (1)	10,939,051	27,959,542	24,911,279	870,863	64,680,736
Capital building lease	2,323,332	4,646,664	4,646,664	36,205,944	47,822,605
Operating leases	11,764,436	28,132,668	27,816,044	63,799,502	131,512,650
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interest (2)	1,485,030	6,546,500	—	—	8,031,530
Total	$26,857,487	$67,285,374	$57,373,988	$100,876,309	$252,393,159
(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K) as of December 31, 2015 or 2014.

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

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation.  We believe that we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Provision and Allowance for Doubtful Accounts – To provide for accounts receivable that could become uncollectible in the future we establish an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.  The primary uncertainty lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

Long-lived assets – We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows.  Our estimates of future cash flows are based on assumptions and projections we believe to be reasonable and supportable.  Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix and changes in legislation and other payor payment patterns.

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

Income Taxes – We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In the event we determine that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which we make such a determination.  We classify interest and penalties related to our tax positions as a component of income tax expense.

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

Recently Issued Accounting Pronouncements

Refer to Note 3 to our consolidated financial statements included elsewhere in this report for a discussion of the impact of the adoption of recently issued accounting standards and accounting standards not yet adopted.

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

During 2015 and 2014, there were no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2015.  Our Principal Executive Officer and Principal Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  The controls and procedures are those defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluations, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Our Principal Executive Officer and Principal Financial Officer, conducted their evaluation using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based upon their evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015, management, including our Principal Executive Officer and Principal Accounting Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2015, and reported to our auditors and the audit committee of our board of directors that no changes had occurred in our internal control over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  In conducting their evaluation of our internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our internal controls over financial reporting, or other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation.

On December 31, 2015, we completed our acquisition of UGH.  As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we excluded UGH from our 2015 assessment of the effectiveness of our internal control over financial reporting.  However, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include UGH operations.

Changes in Internal Control over Financial Reporting

No changes in our internal controls occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below:

As noted above, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include UGH’s operations.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2016 Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  Exhibits:

Exhibit No.	Description
3.1

Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 14, 2008.

Exhibit No.	Description
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

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10‑Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.
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

10.3*

Foundation Healthcare, Inc. 2015 Bonus Incentive Plan for Executive Officers, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 22, 2015.

Exhibit No.	Description
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

10.4.1

Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.4.2

Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.4.3

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

10.8

Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.9

Contribution and Purchase Agreement dated effective June 1, 2015, by and between Texas Health Venture Heritage Park, LLC (Buyer), Heritage Park Surgical Hospital, LLC (New Company), Grayson County Physicians Property, LLC (HPSH), FSHH (Foundation), and Foundation Surgical Hospital Management, LLC (Foundation Management), is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 18, 2015.

10.10

Purchase and Sale Agreement, dated November 6, 2015, by and between Foundation Surgical Hospital Holdings, LLC, and University General Health System, Inc., UGHS Autimis Billing, Inc., UGHS Autimis Coding, Inc., UGHS ER Services, Inc., UGHS Hospitals, Inc., UGHS Management Services, Inc., UGHS Support Services, Inc., University Hospital Systems, LLP, and University General Hospital, LP., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 10, 2015.

10.11

Credit Agreement, dated December 31, 2015, by and between Foundation Healthcare, Inc. and Texas Capital Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 6, 2016.

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

10.12.2

Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.13

Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.14

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

10.16

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

10.16.3

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

10.20

Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

10.21+	Lease Agreement, as Amended, dated July 21, 2005 by and between Cambridge Properties, a sole proprietorship of Dr. Timothy L. Sharma and University Hospital Systems, LLP.
21+	Subsidiaries of Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.
31.2+	Certification of Hubert King, Chief Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Chief Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNDATION HEALTHCARE, INC. (Registrant)
By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Stanton Nelson and Hubert King, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10‑K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ STANTON NELSON	Chief Executive Officer	March 30, 2016
Stanton Nelson	(Principal Executive Officer)
/S/ HUBERT KING	Chief Financial Officer	March 30, 2016
Hubert King	(Principal Financial and Accounting Officer)
/S/ THOMAS MICHAUD	Chairman of the Board	March 30, 2016
Thomas Michaud
/S/ JOSEPH HARROZ, JR.	Director	March 30, 2016
Joseph Harroz, Jr.
/S/ STEVEN L. LIST	Director	March 30, 2016
Steven L. List
/S/ ROBERT A. MORENO, M.D.	Director	March 30, 2016
Robert A. Moreno, M.D.
/S/ RICHARD L. ZAHN	Director	March 30, 2016
Richard L. Zahn
/S/ LORIN E. PATTERSON	Director	March 30, 2016
Lorin E. Patterson

Exhibit Index

Exhibit No.	Description
3.1

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

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10‑Q as filed with the U.S. Securities and Exchange Commission on August 14, 2008.
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
10.3*

Foundation Healthcare, Inc. 2015 Bonus Incentive Plan for Executive Officers, is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 22, 2015.

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

10.4.1

Amendment to Membership Interest Purchase Agreement, dated as of September 28, 2012, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2012.

10.4.2

Amended and Restated Membership Interest Purchase Agreement, dated as of March 29, 2013, among Graymark Healthcare, Inc., TSH Acquisition, LLC and Foundation Healthcare Affiliates, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 2, 2013.

10.4.3

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

10.8

Agreement in Connection with Assignment and Assumption Agreement, dated August 30, 2013, among Foundation Surgical Hospital Affiliates, LLC and DOC-FSH El Paso Medical Center, LLC, is incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 6, 2013.

10.9

Contribution and Purchase Agreement dated effective June 1, 2015, by and between Texas Health Venture Heritage Park, LLC (Buyer), Heritage Park Surgical Hospital, LLC (New Company), Grayson County Physicians Property, LLC (HPSH), FSHH (Foundation), and Foundation Surgical Hospital Management, LLC (Foundation Management), is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 18, 2015.

10.10

Purchase and Sale Agreement, dated November 6, 2015, by and between Foundation Surgical Hospital Holdings, LLC, and University General Health System, Inc., UGHS Autimis Billing, Inc., UGHS Autimis Coding, Inc., UGHS ER Services, Inc., UGHS Hospitals, Inc., UGHS Management Services, Inc., UGHS Support Services, Inc., University Hospital Systems, LLP, and University General Hospital, LP., is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 10, 2015.

10.11

Credit Agreement, dated December 31, 2015, by and between Foundation Healthcare, Inc. and Texas Capital Bank, National Association, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 6, 2016.

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

10.12.2

Assignment and Assumption of Lease Agreement among El Paso Physicians’ Medical Center, LLC, EEPPMC Partners, LLC and DOC-FSH El Paso Medical Center, LLC, dated September 27, 2013, is incorporated by reference to Exhibit 10.20.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 20, 2013.

10.13

Agreement of Sale and Purchase, dated September 30, 2013, among Graymark Healthcare, Inc., and Foundation Medical Center of Oklahoma City, LLC, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2013.

10.14

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

10.16

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

10.16.3

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

10.20

Master Lease, dated March 1, 2014, by and between DOC-FSH San Antonio, LLC and Foundation Surgical Hospital Affiliates, LLC is incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2014.

10.21+	Lease Agreement, as Amended, dated July 21, 2005 by and between Cambridge Properties, a sole proprietorship of Dr. Timothy L. Sharma and University Hospital Systems, LLP.
21+	Subsidiaries of Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1+	Certification of Stanton Nelson, Chief Executive Officer of Registrant.
31.2+	Certification of Hubert King, Chief Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Chief Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Chief Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Management contract or compensatory plan or arrangement.

FOUNDATION HEALTHCARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors,

and Shareholders of Foundation Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Foundation Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foundation Healthcare, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

March 30, 2016

FOUNDATION HEALTHCARE, INC.

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents	$5,062,492	$2,860,025
Accounts receivable, net of allowance for doubtful accounts of $6,062,000 and $1,742,000, respectively	30,383,942	18,971,435
Receivables from affiliates	509,886	1,157,184
Supplies inventories	3,737,901	1,863,175
Prepaid and other current assets	3,325,330	3,712,625
Current assets from discontinued operations	416,390	342,441
Total current assets	43,435,941	28,906,885
Property and equipment, net	53,515,123	13,465,190
Equity method investments in affiliates	3,012,631	3,558,020
Deferred tax asset	836,290	668,010
Intangible assets, net	7,022,170	9,080,395
Goodwill	10,423,858	973,927
Other assets	1,660,496	437,809
Other assets from discontinued operations	8,713	2,329,395
Total assets	$119,915,222	$59,419,631
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$9,060,060	$10,364,160
Accrued liabilities	12,877,711	10,223,388
Preferred noncontrolling interests dividends payable	157,888	195,212
Short-term debt	308,769	456,784
Current portion of long-term debt	7,358,688	4,283,884
Current portion of capital lease obligations	1,721,600	739,164
Other current liabilities	590,827	1,052,543
Current liabilities from discontinued operations	2,356,165	839,791
Total current liabilities	34,431,708	28,154,926
Long-term debt, net of current portion	44,310,014	21,466,117
Long-term capital lease obligations, net of current portion	26,994,359	3,271,602
Deferred lease incentive	7,672,745	8,608,716
Other liabilities	6,479,181	5,317,075
Total liabilities	119,888,007	66,818,436
Preferred noncontrolling interest	6,960,000	8,700,000
Commitments and contingencies (Note 12)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,303,180 and 17,263,842 issued and outstanding, respectively	1,730	1,726
Paid-in capital	20,885,915	19,321,267
Accumulated deficit	(32,074,090)	(37,265,044)
Total Foundation Healthcare shareholders’ deficit	(11,186,445)	(17,942,051)
Noncontrolling interests	4,253,660	1,843,246
Total deficit	(6,932,785)	(16,098,805)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$119,915,222	$59,419,631

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014
Net Revenues:
Patient services	$121,197,748	$96,219,746
Provision for doubtful accounts	(6,359,423)	(5,118,194)
Net patient services revenue	114,838,325	91,101,552
Management fees from affiliates	5,449,354	5,394,666
Other revenue	5,852,145	5,361,931
Revenues	126,139,824	101,858,149
Equity in earnings of affiliates	1,369,488	2,367,597
Operating Expenses:
Salaries and benefits	33,870,730	29,273,542
Supplies	27,759,861	24,000,276
Other operating expenses	53,928,367	42,767,477
Depreciation and amortization	5,697,962	5,550,162
Total operating expenses	121,256,920	101,591,457
Other Income (Expense):
Interest expense, net	(1,059,855)	(1,610,791)
Other income	38,226	385,033
Net other (expense)	(1,021,629)	(1,225,758)
Income from continuing operations, before taxes	5,230,763	1,408,531
Benefit for income taxes	1,120,078	851,788
Income from continuing operations, net of taxes	6,350,841	2,260,319
Income from discontinued operations, net of tax	6,191,721	254,244
Net income	12,542,562	2,514,563
Less: Net income attributable to noncontrolling interests	6,645,210	3,827,439
Net income (loss) attributable to Foundation Healthcare	5,897,352	(1,312,876)
Preferred noncontrolling interests dividends	(706,397)	(780,853)
Net income (loss) attributable to Foundation Healthcare common stock	$5,190,955	$(2,093,729)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.06)	$(0.14)
Income from discontinued operations, net of tax	0.36	0.01
Net income (loss) per share, attributable to Foundation Healthcare common stock	$0.30	$(0.13)
Weighted average number of common and diluted shares outstanding	17,267,301	17,080,451

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Shareholders’ Deficit

For the Years Ended December 31, 2015 and 2014

	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interests	Total
Balances January 1, 2014	16,383,489	$1,638	$18,256,501	$(35,171,315)	$1,634,892	$(15,278,284)
Net loss attributable to Foundation HealthCare	—	—	—	(1,312,876)	—	(1,312,876)
Net income attributable to noncontrolling interests	—	—	—	—	3,827,439	3,827,439
Stock-based compensation	880,353	88	1,064,766	—	—	1,064,854
Preferred noncontrolling interests dividends	—	—	—	(780,853)	—	(780,853)
Proceeds from noncontrolling interests	—	—	—	—	112,167	112,167
Distributions to noncontrolling interests	—	—	—	—	(3,731,252)	(3,731,252)
Balances December 31, 2014	17,263,842	1,726	19,321,267	(37,265,044)	1,843,246	(16,098,805)
Net income attributable to Foundation HealthCare	—	—	—	5,897,352	—	5,897,352
Net income attributable to noncontrolling interests	—	—	—	—	6,645,210	6,645,210
Stock-based compensation	39,212	4	1,564,648	—	—	1,564,652
Preferred noncontrolling interests dividends	—	—	—	(706,397)	—	(706,397)
Rounding shares issued in reverse stock split	126	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(4,234,796)	(4,234,796)
Balances December 31, 2015	17,303,180	$1,730	$20,885,915	$(32,074,090)	$4,253,660	$(6,932,785)

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Operating activities:
Net income	$12,542,562	$2,514,563
Less: Income (loss) from discontinued operations, net of tax	6,191,721	254,244
Income from continuing operations, net of tax	6,350,841	2,260,319
Adjustments to reconcile income from continuing operations, net of tax, to net cash provided by operating activities:
Depreciation and amortization	5,697,962	5,550,162
Deferred tax benefit	(836,290)	(1,154,252)
Stock-based compensation, net of cashless vesting	1,564,652	1,064,854
Provision for doubtful accounts	6,359,423	5,118,194
Equity in earnings of affiliates	(1,369,488)	(2,367,597)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net of provision for doubtful accounts	(10,542,869)	(11,333,987)
Receivables from affiliates	647,298	(309,182)
Supplies inventories	(185,818)	67,967
Prepaid and other current assets	782,295	(1,528,377)
Other assets	(915,687)	(193,211)
Accounts payable	(1,870,618)	(1,284,827)
Accrued liabilities	1,816,452	6,383,015
Other current liabilities	(461,716)	(3,613,586)
Other liabilities	226,135	4,274,861
Net cash provided by operating activities from continuing operations	7,262,572	2,934,353
Net cash provided by (used in) operating activities from discontinued operations	1,795,045	(488,300)
Net cash provided by operating activities	9,057,617	2,446,053
Investing activities:
Acquisition of business	(25,100,000)	—
Purchase of property and equipment	(3,236,386)	(4,884,948)
Disposal of property and equipment	165,000	1,807
Proceeds from sale of equity investment	—	178,000
Distributions from affiliates	1,914,877	2,778,257
Net cash used in investing activities from continuing operations	(26,256,509)	(1,926,884)
Net cash provided by investing activities from discontinued operations	8,388,233	—
Net cash used in investing activities	(17,868,276)	(1,926,884)

FOUNDATION HEALTHCARE, INC.

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2015 and 2014

	2015	2014
Financing activities:
Debt proceeds	49,001,581	32,885,948
Debt payments	(31,269,952)	(26,284,135)
Preferred noncontrolling interest dividends	(743,719)	(781,052)
Preferred noncontrolling interest redemptions	(1,740,000)	—
Distributions to noncontrolling interests	(4,234,784)	(3,731,252)
Proceeds from noncontrolling interests	—	112,167
Net cash provided by financing activities from continuing operations	11,013,126	2,201,676
Net cash used in financing activities from discontinued operations	—	(4,072,896)
Net cash provided by (used in) financing activities	11,013,126	(1,871,220)
Net change in cash and cash equivalents	2,202,467	(1,352,051)
Cash and cash equivalents at beginning of period	2,860,025	4,212,076
Cash and cash equivalents at end of period	$5,062,492	$2,860,025
Cash Paid for Interest and Income Taxes:
Interest expense	$1,059,855	$2,052,213
Interest expense, discontinued operations	$—	$168,733
Income taxes, continuing operations	$—	$3,255,623
Income taxes, discontinued operations	$1,600,000	$—

See Accompanying Notes to Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Note 2 – Basis of Presentation

Reverse Stock Split – At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio between 1-for-3 to 1-for-10 shares. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to its amended and restated certificate of incorporation. The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of its common stock. The board of directors considered a ratio that would allow the Company to have a number of outstanding shares to have a sufficient trading volume while considering stock price that would be consistent with the Company’s intention to eventually uplist its common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that the Company will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange. The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors. The effect of the reverse split reduced the Company’s outstanding common stock shares from 172,638,414 to 17,263,842 shares as of the date of the reverse split. The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

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

During the years ended December 31, 2015 and 2014, the Company’s revenue payor mix was as follows:

	2015	2014
Commercial health insurance payors	73%	67%
Medicare and Medicaid	21%	24%
Patient self-pay	2%	4%
Provision for doubtful accounts	(5%)	(5%)
Management fees from affiliates	4%	5%
Other	5%	5%

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

Cost report settlements under reimbursement agreements with Medicare and Medicaid are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined.  There is a reasonable possibility that recorded estimates will change by a material amount in the near term.  The net cost report settlements due to the Company were approximately $500,000 and $618,000 at December 31, 2015 and 2014, respectively, and are in included in prepaid and other current assets in the accompanying consolidated balance sheets.  We reduced our cost report estimate by $117,900 during 2015 based on our final filed cost report for 2014 and an estimate of the 2015 cost report. We adjusted our 2014 estimate by $382,955 for estimated cost report settlements in 2014.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowances for doubtful accounts for the years ending December 31, 2015 and 2014 follows:

	2015	2014
Balance at beginning of period	$1,742,000	$4,778,915
Reclassification to contractual allowance	—	(832,384)
Acquisition (see Note 4)	4,854,000	—
Provisions recognized as reduction in revenues	6,359,423	5,118,194
Write-offs, net of recoveries	(6,893,423)	(7,322,725)
Balance at end of period	$6,062,000	$1,742,000

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted cash – As of December 31, 2015 and 2014, the Company had restricted cash of approximately $0.2 million and $0.7 million, respectively, included in prepaid and other current assets in the accompanying consolidated balance sheets.  The restricted cash is pledged as collateral against certain debt of the Company.

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

The estimated useful lives of the Company’s property and equipment are as follows:

Asset Class	Useful Life
Building under capital lease	30 years
Furniture and equipment	3 to 7 years
Equipment under capital leases	3 to 7 years
Leasehold improvements	5 to 10 years	or remaining lease period, whichever is shorter

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

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered.  Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  The Company completed its annual impairment test as of December 31, 2015, and determined that goodwill was not impaired.

Intangible assets other than goodwill which include customer relationships, customer files, covenants not to compete, trademarks and payor contracts are amortized over their estimated useful lives using the straight line method.  The remaining lives range from two to eight years.  The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Concentration of credit risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  As of December 31, 2015 and 2014, the Company had cash deposits in excess of FDIC limits of $2.4 million and $1.9 million, respectively.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising expense for 2015 and 2014, included in continuing operations, was approximately $279,000 and $312,000, respectively.

Acquisition Costs – Acquisition costs are charged directly to expense when incurred.

Income Taxes – The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In the event the Company determines that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets is charged to earnings in the period in which the Company makes such a determination.  The Company classifies interest and penalties related to its tax positions as a component of income tax expense.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2015, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2015, if recognized, would not have a material effect on its effective tax rate.  The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

	2015	2014
Stock options and warrants	1,605,956	1,605,956

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

In November 2015, the FASB, issued updated guidance on the presentation requirements for deferred income tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted these provisions during the fourth quarter of 2015 and retrospectively for all periods presented.  The adoption had no impact on the Company’s results of operations or cash flows.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs.  Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument.  The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability.  The amortization of debt issuance costs remains unchanged.  These changes become effective for the Company on January 1, 2016.  Management has determined that the adoption of these changes will result in a decrease of approximately $644,000 to both other assets and long-term debt, less amount due within one year of the accompanying consolidated balance sheet.

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

In September 2015, the FASB issued changes to the accounting for business combinations simplifying the accounting for measurement period Adjustments.  The update eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination.  Instead, the update requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This change is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those years.  The adoption of these changes is not expected to have a material impact on the Company’s results of operations.

In February 2016, the FASB issued changes to the accounting for leases, which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Management is currently evaluating the impact of this update on the consolidated financial statements.

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers.  These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance.  This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this principle, an entity should apply the following steps:  (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.  These changes become effective for the Company on January 1, 2018 and early adoption is not permitted.  Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements.

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

Note 4 – Acquisition

On December 31, 2015, the Company closed the acquisition comprising substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc. (“UGHS”), consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (referred to as University General Hospital, LP or “UGH” and collectively referred to as the “Acquisition”).  Subsequent to the Acquisition, UGH will be operated as Foundation Surgical Hospital of Houston.

The acquisition of UGH was based on management’s belief that UGH fits into Foundation’s acquisition and development strategy and operating model that enables the Company to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by physicians to forge strategic alliances to meet the needs of the evolving healthcare landscape while also shaping the clinical environments in which they practice.  The Company expects the acquisition of UGH will generate positive earnings and cash flow that will be accretive to the earnings and cash flow of the Company.  The Company expects the goodwill attributable to UGH to be tax deductible.

The Company paid $25.1 million in cash for the net assets acquired from UGHS.

The fair value amounts have been initially recorded using preliminary estimates.  The Company has engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition.  The preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of the Company’s consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.  The preliminary purchase allocations for the Acquisition are as follows:

Preliminary
Accounts receivable	$7,229,000
Supplies inventories	1,689,000
Other current assets	395,000
Total current assets	9,313,000
Property and equipment	40,363,000
Other assets	307,000
Goodwill	9,450,000
Total assets acquired	59,433,000
Liabilities assumed:
Accounts payable and accrued liabilities	1,589,000
Current portion of long-term debt and capital lease obligations	4,740,000
Total current liabilities	6,329,000
Long-term debt and capital lease obligations, net of current portion	28,004,000
Total liabilities assumed	34,333,000
Net assets acquired	$25,100,000

During the year ended December 31, 2015, the Company incurred approximately $273,000 in expenses related to the Acquisition.  The expenses incurred related primarily to legal fees related to the purchase agreement and structure of the transaction and professional fees related to the audits of the 2015 and 2014 financial statements of UGH.

Since the Acquisition occurred on December 31, 2015, there are no acquisition revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2015.  The revenue and earnings of the combined entity had the Acquisition date been January 1, 2015 are as follows:

		Loss From		Attributable to Foundation HealthCare common stock
	Revenue	Continuing Operations	Net Income (Loss)	Net Loss	Net Loss Per Share
Supplemental Pro Forma:
From 1/1/2015 to 12/31/2015	$180,144,000	$(69,000)	$6,662,000	$(690,000)	$(0.04)
From 1/1/2014 to 12/31/2014	$174,680,000	$(23,781,000)	$(23,286,000)	$(27,894,000)	$(1.63)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 5 – Divestitures

On July 15, 2015, The Company sold its 10% interest in the Kirby Glen Surgery, LLC, one of the Company’s Equity Owned ASCs located in Houston, Texas. The Company received $0.2 million in combined proceeds for the sale of the equity interest and termination of the Company’s management agreement.

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

The remainder of the proceeds will be used for working capital needs and possible future acquisitions.  See Note 6 – Discontinued Operations for additional information.

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), the Company’s Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement.  Given that the Company does not exhibit control with our 20% investment in HOSH, the Company accounts for its investment on a cost or cash basis.  As a result of the HOSH sale, the Company received a distribution on May 12, 2015 for $1.8 million, of which $0.6 million is being held in escrow until April 2016.

Note 6 – Discontinued Operations

The partial sale of GCPP in June 2015 was part of the Company’s strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations.  Therefore, the Company reclassified $2.2 million from equity method investments in affiliates to other assets from discontinued operations as of December 31, 2014.  In addition, the Company reclassified $0.1 million and $0.6 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the years ending December 31, 2015 and 2014, respectively.

The operating results for the Company’s discontinued operations for the year ended December 31, 2015 and 2014 are summarized below:

	2015	2014
Revenues:
Equity in earnings of GCCP	$25,033	$611,696
Sleep operations	—	123,729
Total revenues	$25,033	$735,425
Net income (loss) before taxes:
GCCP	$25,033	$611,696
Sleep operations	(94,480)	(576,535)
Gain on sale of equity investment in GCCP	6,331,048	—
Gain on sale of building in GCCP	3,111,454	—
Income tax (provision) benefit	(3,181,334)	219,083
Net income from discontinued operations, net of tax	$6,191,721	$254,244

The balance sheet items for discontinued operations as of December 31, 2015 and 2014 are summarized below:

	2015	2014
Cash and cash equivalents	$5,219	$8,148
Other current assets	411,171	334,293
Total current assets	416,390	342,441
Equity method investments	—	2,164,110
Fixed assets, net	8,713	165,285
Total assets	$425,103	$2,671,836
Payables and accrued liabilities	774,831	839,791
Income taxes payable	1,581,334	—
Total liabilities	$2,356,165	$839,791

Note 7 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of December 31, 2015 and 2014 are as follows:

		Ownership %
Affiliate	Location	2015	2014
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	0%	20%
Houston Orthopedic Hospital, LLC	Houston, TX	0%	20%
Summit Medical Center	Edmond, OK	8%	0%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glenn Surgery Center	Houston, TX	0%	10%
Park Ten Surgery Center/Physicians West Houston	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	20%	20%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	34%	32%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations for the years ended and as of December 31, 2015 and 2014, of the Company’s equity investments in Affiliates are as follows:

	2015	2014
Net operating revenues	$47,469,415	$62,439,568
Net income	$10,879,168	$18,715,439

The results of financial position for the years ended and as of December 31, 2015 and 2014, of the Company’s equity investments in Affiliates are as follows:

	2015	2014
Current assets	$12,371,752	$12,458,663
Noncurrent assets	7,699,093	8,116,883
Total assets	$20,070,845	$20,575,546
Current liabilities	$4,240,326	$4,254,254
Noncurrent liabilities	2,266,793	1,928,324
Total liabilities	$6,507,119	$6,182,578
Members' equity	$13,563,726	$14,392,968

Note 8 – Property and Equipment

Following are the components of property and equipment included in the accompanying consolidated balance sheets as of December 31, 2015 and 2014:

	2015	2014
Building under capital lease	$29,072,672	$—
Furniture and equipment	69,352,608	22,813,790
Equipment under capital leases	8,997,715	7,874,259
Leasehold improvements	26,116,496	2,703,013
Land	2,065,000	2,065,000
	135,604,491	35,456,062
Accumulated depreciation	(82,089,368)	(21,990,872)
	$53,515,123	$13,465,190

Depreciation expense for the years ended December 31, 2015 and 2014 was $5,697,962 and $5,550,161 respectively.

Note 9 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance, beginning of year	$973,927	$973,927
Business acquisition	9,449,931	—
Balance, end of year	$10,423,858	$973,927

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

Changes in the carrying amount of intangible assets during the years ended December 31, 2015 and 2014 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
January 1, 2014	$14,524,500	$(3,385,879)	$11,138,621
Amortization	—	(2,058,226)	(2,058,226)
December 31, 2014	14,524,500	(5,444,105)	9,080,395
Amortization	—	(2,058,225)	(2,058,225)
December 31, 2015	$14,524,500	$(7,502,330)	$7,022,170

Intangible assets as of December 31, 2015 and 2014 include the following:

	Useful	Carrying	Accumulated		2014
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,604,777)	$893,723	$1,328,593
Non-compete	5	2,027,000	(1,255,839)	771,161	1,177,333
Physician memberships	7	6,468,000	(2,926,000)	3,542,000	4,466,000
Trade name	5	381,000	(188,621)	192,379	270,038
Service contracts	10	2,150,000	(527,093)	1,622,907	1,838,431
		$14,524,500	$(7,502,330)	$7,022,170	$9,080,395

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ending December 31,
2016	$2,057,698
2017	1,996,857
2018	1,219,708
2019	985,000
2020	215,000
Thereafter	547,907

Note 10 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations as of December 31, 2015 and 2014 are as follows:

	Rate (1)	2015	2014
Insurance premium financings	3.9 - 4.9%	$308,769	$456,784
(1) Effective rate as of December 31, 2015

The Company has various insurance premium financing notes payable that bear interest rates ranging from 3.9% to 4.9%.  The insurance notes mature from January 2015 to October 2015 and the Company is required to make monthly principal and interest payments totaling $50,731.

The Company’s long-term debt as of December 31, 2015 and 2014 are as follows:

	Rate (1)	Maturity Date	2015	2014
Senior Lender:
Note payable	4.3%	Dec. 2020	$28,375,000	$25,750,000
Line of credit	4.3%	Dec. 2018	10,500,000	—
Other Lenders:
Note payable - subordinated note			7,900,000	—
Note payable - equipment financing			4,893,702	—
Total			51,668,702	25,750,000
Less: Current portion of long-term debt			(7,358,688)	(4,283,884)
Long-term debt			$44,310,014	$21,466,116
(1) Effective rate as of December 31, 2015

Texas Capital Bank Credit Facility

Effective December 31, 2015, the Company entered into a Credit Agreement (the “TCB Credit Facility”) with Texas Capital Bank, National Association (“TCB”).  The TCB Credit Facility replaced and consolidates all of the Company’s and the Company’s subsidiaries’ debt in the principal amount of $28.4 million, which is referred to as the Term Loan, and provides for an additional revolving loan in the amount of $12.5 million, which is referred to as the Revolving Loan.  The Company has also entered into a number of ancillary agreements in connection with the TCB Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on December 30, 2020 and the Revolving Loan matures on December 30, 2018.

Interest Rates.  Borrowings under the TCB Credit Facility are made, at the Company’s option, as either Base Rate loans or LIBOR loans.  “Base Rate” for any day is the highest of (i) the Prime Rate, (ii) the Federal Funds Rate plus one half of one percent (0.5%), and (iii) Adjusted LIBOR plus one percent (1.00%).  LIBOR loans are based on either the one month, two month or three month LIBOR rate at the Company’s option.  The interest rate is either a Base Rate or LIBOR plus the Applicable Margins based on our Senior Debt to EBITDA Ratio, as defined.

The Applicable Margins are as follows:

Pricing Level	Senior Debt to EBITDA Ratio	Base Rate Portion	LIBOR Portion and Letter of Credit Fee	Commitment Fee
1	< 2.0 : 1.0	2.75%	3.75%	0.375%
2	≥ 2.0 : 1.0 but < 2.5 : 1.0	3.00%	4.00%	0.375%
3	≤ 2.5 : 1.0	3.25%	4.25%	0.375%

 The Applicable Margin in effect will be adjusted within 45 days following the end of each quarter based on the Company’s Senior Debt to EBITDA ratio.  The Senior Debt to EBITDA Ratio is calculated by dividing all of our senior indebtedness (excluding capital lease obligations for Foundation Surgical Hospital of Houston), that is by the Company’s EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the TCB Credit Facility as the Company’s net income plus (b) the sum of the following: interest expense; income taxes; depreciation; amortization; extraordinary losses determined in accordance with GAAP; cash and noncash stock compensation expense; and other non‑recurring expenses reducing such net income which do not represent a cash item in such period or any future period, minus (c) the sum of the following: income tax credits; extraordinary gains determined in accordance with GAAP; and all non‑recurring, non‑cash items increasing net income.

Interest and Principal Payments.  The Company is required to make quarterly payments of principal and interest on the Term Loan.  The first four quarterly payments on the Term Loan will be $1,013,393, on the first day of each April, July, October, and January during the term hereof, commencing April 1, 2016.  The Company is required to make quarterly payments on the Revolving Loan equal to the accrued and unpaid interest.  All unpaid principal and interest on the Term Loan and Revolving Loan must be paid on the respective maturity dates of each Loan.

Borrowing Base.  The Company’s ability to borrow money under the Revolving Loan is limited to the Company’s Borrowing Base.  The Company’s Borrowing Base is equal to the sum of (i) 80% of the eligible account of Foundation Surgical Hospital of San Antonio, not to exceed the outstanding principal balance of the intercompany note payable by the San Antonio Hospital to the Company, (ii) 80% of the eligible account of Foundation Surgical Hospital of El Paso, not to exceed the outstanding principal balance of the intercompany note payable by the El Paso Hospital to the Company, and (iii) 80% of the eligible account of Foundation Surgical Hospital of Houston, not to exceed the outstanding principal balance of the intercompany note payable by the Houston Hospital to the Company.

Mandatory Prepayments.  The Company must make mandatory prepayments of the Term Loans in the following situations, among others:

•	The Company must apply 100% of the net proceeds from the sale of worn out and obsolete equipment not necessary or useful for the conduct of the Company’s business;
•	Commencing with the fiscal year ending December 31, 2016, the Company must apply 50% of our Excess Cash Flow for such fiscal year to the installment payments due on the Company’s Term Loan;
•

The Company must apply 50% of the net cash proceeds from the issuance of equity interests to the installment payments due on the Company’s Term Loan; provided that no prepayment need to be made for the year ended December 31, 2016 once the Company has made mandatory prepayments in excess of $10,000,000;

•	The Company must apply 100% of the net cash proceeds from the issuance of debt (other than certain permitted debt) to the prepayment of the Term Loan;
•	The Company must prepay 100% of the net cash proceeds paid to the Company other than in the ordinary course of business; and
•	The Company must prepay 100% of the net cash proceeds the Company receives from the prepayment of intercompany notes.

Voluntary Prepayments.  The Company may prepay amounts under the Term Loan or Revolving Loan at any time provided that the Company is required to pay a prepayment fee of 2% of the amount prepaid if payment is made prior to the first anniversary, 1.5% if the prepayment is made after the first anniversary but prior to the second anniversary and 1% if the prepayment is made after the second anniversary but prior to the third anniversary.

Guaranties.  Each of our direct or indirect wholly-owned subsidiaries jointly and severally and unconditionally guaranty payment of our obligations owed to Lenders.

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, the Company must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of December 31, 2015, the Company’s Debt to EBITDA Ratio was 2.66.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, the Company must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30,

2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of December 31, 2015, the Company’s Senior Debt to EBITDA Ratio was 2.24.

Pre-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of December 31, 2015, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 2.45.

Post-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of December 31, 2015, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 1.30.

Capital Expenditures.  The Company shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

As of December 31, 2015, the Company is in compliance with all of the TCB Credit Facility financial covenants.

Collateral.  Payment and performance of the Company’s obligations under the TCB Credit Facility are secured in general by all of the Company and the Company’s guarantors’ assets.

Negative Covenants.  The TCB Credit Facility has restrictive covenants that, among other things, limits or restricts the Company’s ability to do the following without the consent of TCB::

•	Incur additional indebtedness;
•	Create or incur additional liens on the Company’s assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of the Company’s equity interests;
•	Make loans and investments;
•	Issue equity;
•	Engage in transaction with affiliates;
•	Dispose of the Company’s assets;
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to debtors other than TCB.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of the Company’s management agreements that represent more than 10% of the Company’s management fees for the preceding 18 month period.  In the event of a monetary default, all of the Company’s obligations due under the TCB Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, the Company has 10 days or in some cases three days to cure before Texas Capital Bank has the right to declare the Company’s obligations due under the TCB Credit Facility immediately due and payable.

At December 31, 2015, future maturities of long-term debt were as follows:

Years ending December 31:
2016	$7,358,688
2017	6,383,211
2018	16,178,550
2019	5,174,629
2020	16,573,624
Thereafter	—

The Company’s capital leases obligations as of December 31, 2015 and 2014 are as follows:

	Rate (1)	Maturity Date	2015	2014
Capital Leases Obligations:
Building	7.5%	Jul. 2036	$24,424,341	$—
Equipment	5.5% - 10.7%	Jan. 2017 - Dec. 2020	4,291,618	4,010,766
Total			28,715,959	4,010,766
Less: Current portion of capital leases			(1,721,600)	(739,164)
Capital leases obligations			$26,994,359	$3,271,602
(1) Effective rate as of December 31, 2015

The Company has entered into a capital lease covering the FSH Houston hospital facility, see Note 4 - Acquisition.  The capital lease bears an interest at fixed rate of 7.5%.  The Company is required to make monthly principal and interest payments under the capital lease totaling $193,611.

The Company has entered into various capital leases that are collateralized by certain computer and medical equipment used by the Company.  The capital leases bear interest at fixed rates ranging from 5.5% to 10.7%.  The Company is required to monthly principal and interest payments under the capital leases totaling $131,302.

At December 31, 2015, future maturities of capital leases obligations were as follows:

Years ended December 31:
2016	$1,721,600
2017	1,452,043
2018	1,339,094
2019	1,392,345
2020	1,427,022
Thereafter	21,383,855

Note 11 –Preferred Noncontrolling Interests

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

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests.  The FHE Units will be redeemed by FHE in four annual installments beginning in July 2014.  The FHE Unit holders agreed to defer the first installment until March 2015.  The first and second installments were paid on April 1 and October 4, 2015.  The first three installments shall be in the amount of $10,000 per FHE Unit and the fourth installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions.  The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $20 per share.  Since the FHE Units have a redemption feature and a conversion feature which the Company determined to be substantive, the preferred noncontrolling interests has been recorded at the mezzanine level in the accompanying consolidated balance sheets and the corresponding dividends are recorded as a reduction of accumulated deficit.

Note 12 – Commitments and Contingencies

Legal Issues – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims.  In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance.  Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company.  During the years ended December 31, 2015 and 2014, the Company did not incur any settlement expenses related to its ongoing asserted and unasserted legal claims.

Operating Leases – The Company leases all of the real property used in its business for office space, surgical hospital facilities and certain medical equipment under operating lease agreements.  Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term (“Deferred Rent”).  As of December 31, 2015 and 2014, the Company had Deferred Rent of $4,192,217 and $3,930,325, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.  In addition to minimum lease payments, certain leases require reimbursement for common area maintenance and insurance, which are expensed when incurred.

The Company’s rental expense, net of sublease income, for operating leases for the years ended December 31, 2015 and 2014 were $9,462,991 and $9,933,563, respectively.

Following is a summary of the future minimum lease payments under operating leases as of December 31, 2015:

2016	$11,424,443
2017	11,670,761
2018	11,702,509
2019	11,460,557
2020	11,739,984
Thereafter	72,920,292
Less: Sublease income	(2,666,171)
Total	$128,252,375

At December 31, 2015 and 2014, the Company had current and long-term deferred lease incentives of $7,121,172 and $9,555,581, respectively.  The lease incentives are included in current other liabilities and other liabilities the accompanying consolidated balance sheets and are amortized on a straight line basis over the life of the lease as a reduction in rent expense.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of December 31, 2015 and 2014 were $424,593 and $560,851, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Note 13 – Income Taxes

The income tax provision for the years ended December 31, 2015 and 2014 consists of:

	2015	2014
Current (provision) benefit	$(280,097)	$(302,464)
Deferred benefit	836,290	1,619,321
(Increase) decrease in valuation allowance	563,885	(465,069)
Total (provision) benefit	$1,120,078	$851,788
Tax (provision) benefit, discontinued operations	$(3,181,334)	$219,083

Deferred income tax assets and liabilities as of December 31, 2015 and 2014 are comprised of:

	2015	2014
Deferred income tax assets:
Accounts receivable	$15,581	$4,512
Accounts payable	103,052	712,683
Accrued liabilities	64,452	260,655
Deferred rent and lease incentives	3,454,238	3,856,114
Other assets	215,472	54,836
Total deferred tax assets	3,852,795	4,888,800
Valuation allowance	(215,473)	(779,358)
Net deferred tax assets	3,637,322	4,109,442
Deferred income tax liabilities:
Fixed assets	(1,135,598)	(1,267,740)
Intangible assets	(823,739)	(1,103,847)
Equity investments in affiliates	(637,833)	(861,869)
Prepaid and other current assets	(165,758)	(207,976)
Other non-current assets	(38,104)	—
Total deferred tax liabilities	(2,801,032)	(3,441,432)
Net deferred tax asset	$836,290	$668,010

The change in the Company’s valuation allowance on deferred tax assets during the years ended December 31, 2015 and 2014 follows:

	2015	2014
Beginning valuation allowance	$779,358	$314,289
Change in valuation allowance	(563,885)	465,069
Ending valuation allowance	$215,473	$779,358

The Company’s effective income tax rate for continuing operations differs from the U.S. Federal statutory rate as follows:

	2015	2014
Federal statutory rate	34%	34%
State	4%	4%
Adjustment to prior year accrual	4%	-23%
Permanent and other adjustments	-6%	-10%
Changes in valuation allowances	-11%	23%
Noncontrolling interests	-48%	-72%
Other	—	2%
Effective income tax rate	-23%	-42%

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities.  To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns.  The Company’s 2009, 2011 and later tax returns are still subject to examination.

Note 14 – Capital Structure

At the Company’s annual meeting of stockholders held on May 12, 2014, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation to effect a reverse split of its common stock at a ratio between 1-for-3 to 1-for-

10 shares. The Company’s stockholders further authorized the board of directors to determine the ratio at which the reverse split would be effected by filing an appropriate amendment to its amended and restated certificate of incorporation. The Company’s board of directors authorized the ratio of the reverse split and corresponding reduction in authorized shares on December 29, 2014 and effective at the close of business on January 8, 2015, the Company amended its amended and restated certificate of incorporation to effect a 1-for-10 reverse split of its common stock. The board of directors considered a ratio that would allow the Company to have a number of outstanding shares to have a sufficient trading volume while considering stock price that would be consistent with the Company’s intention to eventually uplist its common stock from the OTC Markets QB Tier to a listing on the NYSE MKT exchange, though there can be no assurance that we will ultimately pursue or be successful in seeking to uplist the Company’s common stock on such exchange. The Board of Directors determined that a ratio of 1-for-10 was the best balance of these and other factors. The effect of the reverse split reduced the Company’s outstanding common stock shares from 172,638,414 to 17,263,842 shares as of the date of the reverse split. The accompanying consolidated financial statements give effect to the reverse split as of the first date reported.

Note 15 – Stock Options, Grants and Warrants

The Company has adopted the Amended and Restated 2008 Long-Term Incentive Plan (the “Incentive Plan”).  The Incentive Plan consists of three separate stock incentive plans: a Non-Executive Officer Participant Plan, an Executive Officer Participant Plan and a Non-Employee Director Participant Plan.  Except for administration and the category of employees eligible to receive incentive awards, the terms of the Non-Executive Officer Participant Plan and the Executive Officer Participant Plan are identical.  The Non-Employee Director Plan has other variations in terms and only permits the grant of nonqualified stock options and restricted stock awards.  Each incentive award will be pursuant to a written award agreement.  The number of shares of common stock authorized and reserved under the Incentive Plan is 2,000,000.

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

The assumptions used to value the option and warrant grants are as follows:

	2015	2014
Expected life (in years)	—	2.5
Volatility	—%	58%
Risk free interest rate	—%	0.35%
Dividend yield	—%	0%

Information with respect to stock options and warrants outstanding follows:

	Shares	Average Exercise Price
Outstanding at January 1, 2014	1,836,106	$12.91
Granted – warrants	1,500	5.00
Forfeited – options	(2,000)	12.50
Forfeited – warrants	(229,650)	15.82
Outstanding at December 31, 2014	1,605,956	12.50
Outstanding at December 31, 2015	1,605,956	12.50

	Options and Warrants Outstanding			Options and Warrants Exercisable
	Shares Outstanding at 12/31/15	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding At 12/31/15	Average Exercise Price
Less than $5.00	102,000	3.6	$4.59	102,000	$4.59
$5.01 to $10.00	193,750	2.6	10.00	193,750	10.00
Greater than $10.00	1,310,206	2.9	13.48	1,310,046	13.48
Total	1,605,956			1,605,796

The options and warrants outstanding and options and warrants exercisable as of December 31, 2015 had no intrinsic value.  The intrinsic value is calculated as the difference between the market value and exercise price of the shares.

Information with respect to the Company’s restricted stock awards follows:

Unvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	26,000	$4.70
Granted	971,755	3.62
Vested	(212,415)	3.71
Forfeited	(3,000)	4.90
Unvested at December 31, 2014	782,340	3.62
Granted	60,125	4.26
Vested	(229,960)	(3.71)
Unvested at December 31, 2015	612,505	$3.65

During 2015 and 2014, the Company issued 60,125 and 971,755, respectively, restricted stock grant awards to certain key employees.  The fair value of the restricted stock grant awards was approximately $256,000 and $3,518,000, respectively, and was calculated by multiplying the number of restricted shares issued times the closing share price on the date of issuance.  The value of the stock grants is recorded as compensation over the requisite service period which equals vesting period of the stock award.  During 2015 and 2014, the Company recorded compensation expense related to stock grant awards of approximately $1,637,000 and $1,337,000, respectively.  As of December 31, 2015 and 2014, the Company had unrecognized compensation expense associated with the stock grants, options and warrants of approximately $1,599,000 and $2,290,000, respectively.

Note 16 – Real Estate Transaction

On March 1, 2014, the Company executed a 15 year master lease on the building occupied by the Company’s hospital subsidiary in San Antonio, Texas for an annual rent of $2.3 million with annual escalations of 3%. The current lease income on the underlying sub-lease is approximately $2.1 million per year which includes the rent paid by FBH SA. The master lease is an operating lease. In conjunction with the master lease and certain other agreements with the landlord, the Company received $4.1 million at the time of the lease. Given the disparity between the annual rent expense under the master lease and the rental income of the underlying sub-lease, the gain from cash received at the execution of the lease was deferred and is being recognized on a straight-line basis as a reduction in the rent expense under the master lease.

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

Recurring Fair Value Measurements:  The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value.  The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value.  At December 31, 2015 and 2014, the fair value of the Company’s long-term debt approximated its fair value.

Nonrecurring Fair Value Measurements:

Acquisition – During 2015, the Company completed the University General Hospital, LP acquisition; see Note 4 – Acquisition for additional information.  The assets acquired and liabilities assumed in the acquisition were recorded at their fair values on the date of acquisition.

For the acquisition, the nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3) using discounted cash flow calculations based upon the Company’s weighted average cost of capital and third-party valuation services.      Assumptions used were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.

The Company did not have assets measured at fair value on a nonrecurring basis in 2014.  The fair value measurements for the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2015 follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
University General Hospital acquisition:
Assets	$58,133,000	$—	$—	$58,133,000
Liabilities	(34,333,000)	—	—	(34,333,000)

Note 18 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the year ended December 31, 2015, the Company incurred approximately $109,142 in lease expense under the terms of the lease.

As of December 31, 2015, the Company had $0.2 million on deposit at Valliance Bank.  Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders and affiliates.  Non-controlling interests in Valliance Bank are held by Mr. Stanton Nelson, the Company’s chief executive officer and Mr. Joseph Harroz, Jr., a director of the Company.  Mr. Nelson and Mr. Harroz also serve as directors of Valliance Bank.

The Company has office space subject to a lease agreement with City Place, LLC (“City Place”).   Under the lease agreement, the Company pays monthly rent of $17,970 until June 30, 2014; $0 from July 1, 2014 to January 31, 2015 and $17,970 from February 1, 2015 to May 31, 2015 plus additional payments for allocable basic expenses of City Place; the lease as terminated early effective May 31, 2015, in which the Company agreed to pay $89,850 in five equal installments of $17,970 ending October 31, 2015.  Non-controlling interests in City Place are held by Roy T. Oliver, one of the Company’s greater than 5% shareholders and affiliates.  During the years ended December 31, 2015 and 2014, the Company incurred approximately $53,900 and $146,000, respectively, in lease expense under the terms of the lease.

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