Form 10-Q
period 2016-03-31
Foundation Healthcare, Inc.
filed 2016-05-16
CIK 1272597

Ayjim

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, 18,077,894 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended March 31, 2016

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements, and the condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash	$2,900,261	$5,062,492
Accounts receivable, net of allowance for doubtful accounts of $3,663,000 and $6,062,000, respectively	32,457,857	30,383,942
Receivables from affiliates	680,321	509,886
Supplies inventories	4,584,636	3,737,901
Prepaid and other current assets	7,433,688	3,325,330
Current assets from discontinued operations	417,884	416,390
Total current assets	48,474,647	43,435,941
Property and equipment, net	51,853,537	53,515,123
Equity method investments in affiliates	3,127,871	3,012,631
Deferred tax asset	2,036,290	836,290
Intangible assets, net	10,389,354	7,022,170
Goodwill	7,601,809	10,423,858
Other assets	580,580	1,016,093
Other assets from discontinued operations	—	8,713
Total assets	$124,064,088	$119,270,819
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$13,342,753	$9,060,060
Accrued liabilities	15,265,666	12,877,711
Preferred noncontrolling interests dividends payable	156,171	157,888
Short-term debt	804,201	308,769
Current portion of long-term debt	4,733,276	4,601,320
Current portion of capital lease obligations	4,319,280	4,478,968
Other current liabilities	495,420	590,827
Current liabilities from discontinued operations	2,358,887	2,356,165
Total current liabilities	41,475,654	34,431,708
Long-term debt, net of current portion	42,429,542	41,529,277
Long-term capital lease obligations, net of current portion	28,541,990	29,130,693
Deferred lease incentive	7,463,915	7,672,745
Other liabilities	6,752,339	6,479,181
Total liabilities	126,663,440	119,243,604
Preferred noncontrolling interest	6,960,000	6,960,000
Commitments and contingencies (Note 10)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 17,375,394 and 17,303,180 issued and outstanding, respectively	1,737	1,730
Paid-in capital	20,633,155	20,885,915
Accumulated deficit	(34,613,019)	(32,074,090)
Total Foundation Healthcare shareholders’ deficit	(13,978,127)	(11,186,445)
Noncontrolling interests	4,418,775	4,253,660
Total deficit	(9,559,352)	(6,932,785)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$124,064,088	$119,270,819

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Net Revenues:
Patient services	$38,436,243	$27,937,898
Provision for doubtful accounts	(1,921,985)	(421,024)
Net patient services revenue	36,514,258	27,516,874
Management fees from affiliates	913,033	1,249,322
Other revenue	1,209,787	775,954
Revenues	38,637,078	29,542,150
Equity in earnings of affiliates	389,370	438,909
Operating Expenses:
Salaries and benefits	13,742,548	7,739,863
Supplies	7,622,763	6,069,661
Other operating expenses	16,792,797	14,083,477
Depreciation and amortization	2,748,862	1,381,507
Total operating expenses	40,906,970	29,274,508
Other Income (Expense):
Interest expense, net	(1,191,946)	(326,066)
Other income	229,565	17,349
Net other (expense)	(962,381)	(308,717)
Income (loss) from continuing operations, before taxes	(2,842,903)	397,834
Benefit (provision) for income taxes	1,200,000	—
Income (loss) from continuing operations, net of taxes	(1,642,903)	397,834
Loss from discontinued operations, net of tax	(11,761)	(113,588)
Net income (loss)	(1,654,664)	284,246
Less: Net income attributable to noncontrolling interests	728,095	1,420,894
Net loss attributable to Foundation Healthcare	(2,382,759)	(1,136,648)
Preferred noncontrolling interests dividends	(157,887)	(195,215)
Net loss attributable to Foundation Healthcare common stock	$(2,540,646)	$(1,331,863)
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.15)	$(0.07)
Loss from discontinued operations, net of tax	0.00	(0.01)
Net loss per share, attributable to Foundation Healthcare common stock	$(0.15)	$(0.08)
Weighted average number of common and diluted shares outstanding	17,311,947	17,256,347

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Operating activities:
Net income (loss)	$(1,654,664)	$284,246
Less: Loss from discontinued operations, net of tax	(11,761)	(113,588)
Income (loss) from continuing operations, net of tax	(1,642,903)	397,834
Adjustments to reconcile income (loss) from continuing operations, net of tax, to net cash provided by (used in) operating activities:
Depreciation and amortization	2,748,862	1,381,507
Deferred tax asset	(1,200,000)	—
Stock-based compensation, net of cashless vesting	(252,753)	118,954
Provision for doubtful accounts	1,921,985	421,024
Equity in earnings of affiliates	(389,370)	(438,909)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net of provision for doubtful accounts	(3,995,900)	(137,980)
Receivables from affiliates	(170,435)	(9,270)
Supplies inventories	(846,735)	(127,251)
Prepaid and other current assets	(4,108,358)	403,965
Other assets	60,703	(115,625)
Accounts payable	4,247,783	112,451
Accrued liabilities	2,390,643	(1,158,316)
Other current liabilities	(95,407)	(29,772)
Other liabilities	64,328	103,653
Net cash provided by (used in) operating activities from continuing operations	(1,267,557)	922,265
Net cash used in operating activities from discontinued operations	(1,820)	(38,625)
Net cash provided by (used in) operating activities	(1,269,377)	883,640
Investing activities:
Purchase of property and equipment	(1,225,379)	(282,187)
Disposal of property and equipment	—	98,414
Distributions from affiliates	274,130	743,952
Net cash provided by (used in) investing activities from continuing operations	(951,249)	560,179
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(951,249)	560,179
Financing activities:
Debt proceeds	2,201,863	1,750,391
Debt payments	(1,422,601)	(1,352,324)
Preferred noncontrolling interest dividends	(157,888)	(197,359)
Distributions to noncontrolling interests	(562,979)	(965,000)
Net cash provided by (used in) financing activities from continuing operations	58,395	(764,292)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	58,395	(764,292)
Net change in cash	(2,162,231)	679,527
Cash at beginning of period	5,062,492	2,860,025
Cash at end of period	$2,900,261	$3,539,552
Cash Paid for Interest and Income Taxes:
Interest expense	$1,191,946	$534,000

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended March 31, 2016 and 2015

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

Note 2 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ended December 31, 2016. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The December 31, 2015 consolidated balance sheet was derived from audited financial statements.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $2,112,000 and $500,000 as of March 31, 2016 and December 31, 2015 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We increased our cost report estimate by $1,612,000 during the three months ended March 31, 2016 based on settlements from our final filed cost report for 2014 and an estimate of the 2015 cost report.  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the three months ending March 31, 2016 follows:

2016
Balance at beginning of period	$6,062,000
Provisions recognized as reduction in revenues	1,921,985
Write-offs, net of recoveries	(4,320,985)
Balance at end of period	$3,663,000

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of March 31, 2016 and December 31, 2015, the Company had restricted cash of approximately $0.1 million and $0.2 million respectively, included in cash in the accompanying consolidated balance sheets.  The restricted cash is pledged as collateral against certain debt of the Company.

Goodwill and Intangible Assets – The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an ASC or hospital (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company will complete its annual impairment test in December 2016.

Intangible assets other than goodwill which include physician membership interests, service contracts and covenants not to compete are amortized over their estimated useful lives using the straight line method. The remaining lives range from two to twenty years. The Company evaluates the recoverability of identifiable intangible asset whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted Guidance

In January 2015, the FASB issued changes to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. The Company adopted these changes on January 1, 2016. The adoption of these changes had no impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The Company adopted these changes on January 1, 2016. The adoption of these changes had no impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued changes to the presentation of debt issuance costs.  Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument.  The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability.  The amortization of debt issuance costs remains unchanged.  The Company adopted these changes on January 1, 2016.  The adoption of these changes resulted in a decrease of approximately $612,000, to other assets and long-term debt, net of current portion, respectively, debt included in the accompanying consolidated balance sheet.

In August 2014, the FASB issued changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice with respect to whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. The Company adopted these changes on January 1, 2016. The adoption of these changes had no impact on the Company’s consolidated financial statements. This guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In September 2015, the FASB issued changes to the accounting for business combinations simplifying the accounting for measurement period Adjustments. The update eliminates the requirement for an acquirer to retrospectively adjust its financial statements for changes to provisional amounts that are identified during the measurement-period following the consummation of a business combination. Instead, the update requires these types of adjustments to be made during the reporting period in which they are identified and would require additional disclosure or separate presentation of the portion of the adjustment that would have been recorded in the previously reported periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted these changes on January 1, 2016. The adoption of these changes had no impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued changes to employee share-based payment accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

Note 3 – Acquisition

On December 31, 2015, the Company closed the acquisition comprising substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc. (“UGHS”), consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (referred to as University General Hospital, LP or “UGH” and collectively referred to as the “Acquisition”).  Subsequent to the Acquisition, UGH is being operated as Foundation Surgical Hospital of Houston.

The acquisition of UGH was based on management’s belief that UGH fits into the Company’s acquisition and development strategy and operating model that enables the Company to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by physicians to forge strategic alliances to meet the needs of the evolving healthcare landscape while also shaping the clinical environments in which they practice.  The Company expects the acquisition of UGH will generate positive earnings and cash flow that will be accretive to the earnings and cash flow of the Company.  The Company expects the goodwill attributable to UGH to be tax deductible.

The Company paid $25.1 million in cash for the net assets acquired from UGHS.

The fair value amounts have been initially recorded using preliminary estimates.  The Company has engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition.  A portion of the valuation was completed in March 2016 and management believes the valuation will be fully completed by June 30, 2016.  The preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of the Company’s consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.  The preliminary purchase allocations for the Acquisition are as follows:

	Preliminary	Adjustments	Adjusted
Accounts receivable	$7,229,000	$—	$7,229,000
Supplies inventories	1,689,000	—	1,689,000
Other current assets	395,000	—	395,000
Total current assets	9,313,000	—	9,313,000
Property and equipment	40,363,000	(733,000)	39,630,000
Other assets	307,000	—	307,000
Intangible, net	—	3,930,000	3,930,000
Goodwill	9,450,000	(2,822,000)	6,628,000
Total assets acquired	59,433,000	375,000	59,808,000
Liabilities assumed:
Accounts payable and accrued liabilities	1,589,000	375,000	1,964,000
Current portion of long-term debt and capital lease obligations	4,740,000	—	4,740,000
Total current liabilities	6,329,000	375,000	6,704,000
Long-term debt and capital lease obligations, net of current portion	28,004,000	—	28,004,000
Total liabilities assumed	34,333,000	375,000	34,708,000
Net assets acquired	$25,100,000	$—	$25,100,000

During the three months ended March 31, 2016, the Company incurred approximately $167,000 in expenses related to the Acquisition.  The expenses incurred related primarily to legal fees related to the purchase agreement and structure of the transaction and professional fees related to the audits of the 2015 and 2014 financial statements of UGH.

Since the Acquisition occurred on December 31, 2015, there are no acquisition revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2015.  The revenue and earnings of the combined entity had the Acquisition date been January 1, 2015 are as follows:

				Attributable to Foundation HealthCare common stock
	Revenue	Loss From Continuing Operations	Net Income (Loss)	Net Loss	Net Loss Per Share
Actual:
From 1/1/2016 to 3/31/2016	$38,637,000	$(2,843,000)	$(2,855,000)	$(3,741,000)	$(0.22)
Supplemental Pro Forma:
From 1/1/2015 to 12/31/2015	$180,144,000	$(69,000)	$6,662,000	$(690,000)	$(0.04)

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

On June 12, 2015, the Company executed an agreement pursuant to which the Company sold a portion of its 20% equity investment in Grayson County Physician Property, LLC (“GCPP”) through a series of transactions.  In conjunction with the sale, the management agreement under which the Company provided certain services including billing and collections, general management services, legal support, and accounting services was terminated.  The Company’s decision to sell the assets of GCPP was part of the Company’s strategic plan to focus on the growth of its majority owned surgical hospital businesses.  The Company received $7.8 million of proceeds as a result of the sale and $0.5 million for the termination of the management agreement.  The Company used $7.0 million of these proceeds to reduce the Company’s principal balance of the note held by the Company’s senior lender. The remainder of the proceeds will be used for working capital needs and possible future acquisitions.  See Note 5 – Discontinued Operations for additional information.

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement.  Given that the Company does not exhibit control with the 20% investment in HOSH, the Company accounts for the investment on a cost or cash basis.  As a result of the HOSH sale, the Company received a distribution on May 12, 2015 $1.8 million, of which $0.6 million is being held in escrow until October 2016.

Note 5 – Discontinued Operations

The partial sale of GCPP in June 2015 was part of the Company’s strategic plan to focus on majority owned investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations.  Therefore, the Company reclassified $0.1 million from equity in earnings from affiliates to income from discontinued operations, net of tax, for the three months ending March 31, 2016 and 2015, respectively.

The operating results for the Company’s discontinued operations for the three months ended March 31, 2016 and 2015 are summarized below:

	2016	2015
Revenues:
Equity in earnings of GCCP	$—	$(27,510)
Sleep operations	—	—
Total revenues	$—	$(27,510)
Net income (loss) before taxes:
GCCP	$—	$(27,510)
Sleep operations	(11,761)	(86,078)
Net income (loss) from discontinued operations, net of tax	$(11,761)	$(113,588)

The balance sheet items for the Company’s discontinued operations are summarized below:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$6,712	$5,219
Other current assets	411,172	411,171
Total current assets	417,884	416,390
Fixed assets, net	—	8,713
Total assets	$417,884	$425,103
Payables and accrued liabilities	777,553	774,831
Income taxes payable	1,581,334	1,581,334
Total liabilities	$2,358,887	$2,356,165

Note 6 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of March 31, 2016 and December 31, 2015 are as follows:

		Ownership %
		March 31,	December 31,
Affiliate	Location	2016	2015
Surgical Hospitals:
Grayson County Physicians Property, LLC	Sherman, TX	0%	0%
Houston Orthopedic Hospital, LLC	Houston, TX	0%	0%
Summit Medical Center	Edmond, OK	8%	8%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Kirby Glenn Surgery Center	Houston, TX	0%	0%
Park Ten Surgery Center/Physicians West Houston	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	20%	20%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	34%	34%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations for the three months ended March 31, 2016 and 2015, of the Company’s equity investments in Affiliates are as follows:

	2016	2015
Net operating revenues	$11,744,153	$12,592,974
Net income	$3,140,498	$3,051,752

The results of financial position as of March 31, 2016 and December 31, 2015, of the Company’s equity investments in Affiliates are as follows:

	March 31,	December 31,
	2016	2015
Current assets	$10,587,583	$12,371,752
Noncurrent assets	6,038,579	7,699,093
Total assets	$16,626,162	$20,070,845
Current liabilities	$4,190,426	$4,240,326
Noncurrent liabilities	1,941,097	2,266,793
Total liabilities	$6,131,523	$6,507,119
Members' equity	$10,494,639	$13,563,726

Note 7 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Loss	Value
December 31, 2015	$32,469,240	$(22,045,382)	$10,423,858
Changes in UGH purchase price allocation	(2,822,049)	—	(2,822,049)
March 31, 2016	$29,647,191	$(22,045,382)	$7,601,809

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

Changes in the carrying amount of intangible assets during the three months ended March 31, 2016 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2015	$14,524,500	$(7,502,330)	$7,022,170
Change in UGH purchase price allocation	3,930,000	—	3,930,000
Amortization	—	(562,816)	(562,816)
March 31, 2016	$18,454,500	$(8,065,146)	$10,389,354

Intangible assets as of March 31, 2016 and December 31, 2015 include the following:

		March 31, 2016			December 31,
	Useful	Carrying	Accumulated		2015
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,713,792)	$784,708	$893,723
Non-compete	5	2,027,000	(1,357,382)	669,618	771,161
Physician memberships	7	6,468,000	(3,157,000)	3,311,000	3,542,000
Medicare license	20	3,930,000	(47,733)	3,882,267	—
Trade name	5	381,000	(208,034)	172,966	192,379
Service Contracts	10	2,150,000	(581,205)	1,568,795	1,622,907
		$18,454,500	$(8,065,146)	$10,389,354	$7,022,170

         Amortization expense for the three months ended March 31, 2016 and 2015 was $562,816 and $514,556, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ending March 31,
2017	$2,248,629
2018	2,011,506
2019	1,356,950
2020	944,931
2021	405,931
Thereafter	3,421,406

Note 8 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as of March 31, 2016 and December 31, 2015 are as follows:

	Rate (1)	2016	2015
Insurance premium financings	4.8 - 5.0%	$804,201	$308,769
(1) Effective rate as of March 31, 2016

The Company has various insurance premium financing notes payable that bear interest rates ranging from 4.8% to 5.0%.  The insurance notes mature from June 2016 to October 2016 and the Company is required to make monthly principal and interest payments totaling $134,051.

The Company’s long-term debt obligations at March 31, 2016 and December 31, 2015 are as follows:

	Rate (1)	Maturity Date	2016	2015
Senior Lender:
Note payable	4.3%	Dec. 2020	$28,375,000	$28,375,000
Line of credit	4.3%	Dec. 2018	11,500,000	10,500,000
Unamortized loan origination costs			(612,182)	(644,403)
Other Lenders:
Note payable - subordinated note	3.0%	Dec. 2019	7,900,000	7,900,000
Total			47,162,818	46,130,597
Less: Current portion of long-term debt			(4,733,276)	(4,601,320)
Long-term debt			$42,429,542	$41,529,277
(1) Effective rate as of March 31, 2016

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

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, the Company must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of March 31, 2016, the Company’s Debt to EBITDA Ratio was 3.12.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, the Company must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of March 31, 2016, the Company’s Senior Debt to EBITDA Ratio was 2.69.

Pre-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of March 31, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 1.82.

Post-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of March 31, 2016, the Company’s Post-Distribution Fixed Charge Coverage Ratio was 1.30.

Capital Expenditures.  The Company shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

As of March 31, 2016, the Company is in compliance with all of the TCB Credit Facility financial covenants.

Collateral.  Payment and performance of the Company’s obligations under the TCB Credit Facility are secured in general by all of the Company and the Company’s guarantors’ assets.

Negative Covenants.  The TCB Credit Facility has restrictive covenants that, among other things, limits or restricts the Company’s ability to do the following without the consent of TCB:

•	Incur additional indebtedness;
•	Create or incur additional liens on the Company’s assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of the Company’s equity interests;
•	Make loans and investments;
•	Issue equity, except for stock compensation awards to employees;
•	Engage in transaction with affiliates;
•	Dispose of the Company’s assets, except for certain approved assets;
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to debtors other than TCB.

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

At March 31, 2016, future maturities of long-term debt were as follows:

Years ended March 31:
2017	$4,733,276
2018	4,922,350
2019	16,560,781
2020	5,205,713
2021	16,352,880
Thereafter	—

The Company’s capital lease obligations as of March 31, 2016 and December 31, 2015 are as follows:

	Rate (1)	Maturity Date	2016	2015
Capital Leases Obligations:
Building	7.5%	Jul. 2036	24,297,628	24,424,341
Equipment	5.6 - 9.0%	Mar. 2017 - Dec. 2020	8,563,642	9,185,320
Total			32,861,270	33,609,661
Less: Current portion of capital leases			(4,319,280)	(4,478,968)
Capital leases obligations			$28,541,990	$29,130,693
(1) Effective rate as of March 31, 2016

The Company has entered into a capital lease covering the FSH Houston hospital facility, see Note 3 - Acquisition.  The capital lease bears an interest at fixed rate of 7.5%.  The Company is required to make monthly principal and interest payments under the capital lease totaling $193,611.

The Company has entered into various capital leases that are collateralized by certain computer and medical equipment used by the Company.  The capital leases bear interest at fixed rates ranging from 5.6% to 9.0%.  The Company is required to monthly principal and interest payments under the capital leases totaling $300,084.

At March 31, 2016, future maturities of capital lease obligations were as follows:

Years ended March 31:
2017	$4,319,280
2018	2,868,010
2019	1,680,296
2020	1,483,071
2021	1,310,455
Thereafter	21,200,158

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

Note 10 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the three months ended March 31, 2016 and 2015 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of March 31, 2016 and December 31, 2015 were $567,197 and $424,593, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At March 31, 2016, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: During 2015, the Company completed the University General Hospital, LP acquisition; see Note 3 – Acquisition for additional information.  The assets acquired and liabilities assumed in the acquisition were recorded at their fair values on the date of the acquisition.  For the acquisition, the nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3) using discounted cash flow calculations based upon the Company’s weighted average cost of capital and third-party valuation services.  Assumptions used were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.  The assets acquired were valued at $59,808,000 and the liabilities assumed were $34,708,000.

Note 12 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the three months ended March 31, 2016, the Company incurred approximately $23,600 in lease expense under the terms of the lease.

As of March 31, 2016, the Company had $0.1 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. A noncontrolling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

Note 13 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except for the following:

On May 11, 2016, the Company acquired 51% of the outstanding membership interests of Ninety Nine Healthcare Management, LLC (“99 Management”).  99 Management is a healthcare management located in Dallas, Texas.  Management believes the purchase of 99 Management will allow the Company to provide practice management services for the Company’s physician partners.  The Company paid $440,000 in cash and issued 700,000 shares of Company common stock for the purchase of the membership interests in

99 Management.  The Company will issue an additional 200,000 shares of Company common stock upon the execution by 99 Management of a signed contract between 99 Management and Blue Cross/Blue Shield of Texas for a narrow network program covering the Houston, Texas market.

On May 11, 2016, the Company entered into a Loan Modification Agreement and Waiver with TCB (“TCB Modification”).  Under the TCB Modification, the Company’s Revolving Loan under the TCB Credit Facility was increased from $12.5 million to $15.5 million.  The $3.0 million of borrowing represents a temporary advance that must be repaid by July 31, 2016.  In addition, TCB consented to the sale of certain Company assets and waived certain technical defaults in the TCB Credit Facility related to timing deadlines for certain financial information provided by the Company to TCB related to the UGH Acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Our primary business is the ownership of surgical hospitals and ambulatory surgical centers (ASCs) in targeted regional markets in the Southeastern United States.  We currently have three majority-owned hospitals (Consolidated Hospitals) and one minority-owned hospitals (Equity Owned Hospital) in Texas and Oklahoma.  We have seven minority-owned ASCs located in Texas, Pennsylvania, New Jersey, Maryland and Ohio.  Also, we have one hospital outpatient department (HOPD) through our investment in the surgery hospital in Edmond, Oklahoma.  In addition to our ownership interests, we provide management services under contract to most of our minority-owned facilities.  Finally, we have a legacy business that provides sleep testing management services.

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

Hospital and ASC Business Overview

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

The following summarizes certain key metrics for our surgical hospital and ASC business:

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	6	51.0%	Yes	n/a
El Paso, Texas	71	6	51.0%	Yes	n/a
Houston, Texas	n/a	8	100.0%	Yes	n/a
Equity Owned Hospitals:
Edmond, Oklahoma	42	3	8.0%	No	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	33.7%	Yes	12/31/2020
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.0%	Yes	2/28/2021
Huntingdon Valley, Pennsylvania	22	4	20.0%	Yes	Monthly
Houston, Texas	15	4	10.0%	Yes	3/31/2021
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Equity Owned HOPD:
Oklahoma City, Oklahoma	(a)	5	(b)	Yes	1/19/2018
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.0%	Yes	Monthly
Lafayette, Louisiana	3	4	0.0%	Yes	Monthly
(a)	The 42 physician partners in our hospital in Edmond also participate in this HOPD through the hospital’s 100% ownership of this HOPD.
(b)	This HOPD is 100% owned by our hospital in Edmond, Oklahoma.
(c)	This hospital is expected to be syndicated with physician partners.

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

Changes in Consolidated Hospitals and Equity Owned Investments

On May 11, 2016, we acquired 51% of the outstanding membership interests of Ninety Nine Healthcare Management, LLC (“99 Management”).  99 Management is a healthcare management located in Dallas, Texas.  We believe the purchase of 99 Management will allow us to provide practice management services for our physician partners.  We paid $440,000 in cash and issued 700,000 shares of our common stock for the purchase of the membership interests in 99 Management.  We will issue an additional 200,000 shares of our common stock upon the execution by 99 Management of a signed contract between 99 Management and Blue Cross/Blue Shield of Texas for a narrow network program covering the Houston, Texas market

On December 31, 2015, we purchased substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc., consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (“UGH”).  The purchase price of the UGH was $25.1 million, net of liabilities assumed.  The UGH hospital is now operated as Foundation Surgical Hospital of Houston and referred to as “FSH Houston.”

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

On March 31, 2015, Houston Orthopedic Surgical Hospital, L.L.C. (“HOSH”), our Equity Owned hospital in Houston, Texas, sold substantially all of its assets under an asset purchase agreement. Given that we do not exhibit control with our 20% investment in HOSH, we account for our investment on a cost or cash basis. As a result of the HOSH sale, we received a distribution on May 12, 2015 for $1.8 million, of which $0.6 million is being held in escrow until October 2016.

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

Results of Operations

The following table sets forth selected results of our operations for the three months ended March 31, 2016 and 2015. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2016	2015
Net Revenues:
Patient services	$38,436,243	$27,937,898
Provision for doubtful accounts	(1,921,985)	(421,024)
Net patient services revenue	36,514,258	27,516,874
Management fee from affiliates	913,033	1,249,322
Other revenue	1,209,787	775,954
Revenue	38,637,078	29,542,150
Equity in earnings from affiliates	389,370	438,909
Operating Expenses:
Salaries and benefits	13,742,548	7,739,863
Supplies	7,622,763	6,069,661
Other operating expenses	16,792,797	14,083,477
Depreciation and amortization	2,748,862	1,381,507
Net other expense	962,381	308,717
Income (loss) from continuing operations, before taxes	(2,842,903)	397,834
(Provision) Benefit for income taxes	1,200,000	—
Income (loss) from continuing operations, net of taxes	(1,642,903)	397,834
Discontinued operations, net of tax	(11,761)	(113,588)
Net income (loss)	(1,654,664)	284,246
Less: Noncontrolling interests	728,095	1,420,894
Net loss attributable to Foundation Healthcare	$(2,382,759)	$(1,136,648)

Discussion of Three Month Period Ended March 31, 2016 and 2015

Patient services revenue increased $10.5 million, or 37.6%, during the three months ended March 31, 2016 compared with the first quarter of 2015. The increase was primarily due to:

●	The addition of the FSH Houston, which resulted in an increase of $12.0 million; and
●	An increase of drug testing laboratory service volume, at East El Paso Physician Medical Center, LLC (“FSH El Paso”) resulting in $1.3 million.

The offsetting decrease in patient services revenue is due to:

●

A decrease in average reimbursement per surgical case at FSH El Paso driven by a reduced case mix of lower revenue surgical cases, primarily spine procedures, which resulted in a decrease of $2.7 million; and

●	A decrease in surgical case volume at Foundation Bariatric Hospital of San Antonio, LLC (“FSH San Antonio”) resulting in a decrease of $0.1 million.

Provision for doubtful accounts increased $1.5 million, or 375.0%, during the three months ended March 31, 2016 compared with the first quarter of 2015. Provision for doubtful accounts as a percent of patient services revenue was 5.0% and 1.5% for the first quarter of 2016 and 2015, respectively.  The increase is related to the drug testing laboratory service at FSH El Paso, which has a patient self-pay bad debt experience that is higher than the historical losses on our traditional surgical services, resulting in an increase of $0.6 million.  The addition of the FSH Houston also resulted in an increase of $0.4 million.  FSH San Antonio and FSH El Paso also experienced higher allowance rates during the three months ended March 31, 2016 compared with the first quarter of 2015 due to decreases in our overall collections resulting in an increase of $0.5 million.

Management fees from affiliates decreased $0.3 million, or 25.0%, during the three months ended March 31, 2016 compared with the first quarter of 2015. The decrease is due to lower collections at FSH San Antonio and FSH El Paso resulting in $0.3 million.

Other revenue increased $0.4 million, or 50.0%, during the three months ended March 31, 2016 compared with the first quarter of 2015. The increase is due to the attestation and qualification of meaningful use payments under the American Recovery and Reinvestment Act (ARRA) at FSH El Paso of $0.4 million.

Income from equity investments in affiliates in the first quarter of 2016 approximated the first quarter of 2015.

Salaries and benefits increased $6.0 million, or 77.9%, to $13.7 million from $7.7 million during the three months ended March 31, 2016, compared with the first quarter of 2015. The increase is due to the addition of the FSH Houston resulting in $5.9 million and increased corporate staffing of $0.1 million.

Supplies expense increased $1.5 million, or 24.6%, to $7.6 million from $6.1 million during the three months ended March 31, 2016, compared with the first quarter of 2015. The increase is due to the addition of the FSH Houston resulting in $1.6 million which was offset by a decrease in volumes at FSH San Antonio of $0.1 million.

Other operating expenses increased $2.7 million, or 19.1%, to $16.8 million from $14.1 million during the three months ended March 31, 2016, compared with the first quarter of 2015. The increase is due to the addition of the FSH Houston resulting in $3.5 million which was offset by a $0.8 million decrease in outsource fees related to the drug testing laboratory services at FSH El Paso.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $1.3 million, or 92.9%, to $2.7 million from $1.4 million during the three months ended March 31, 2016, compared with the first quarter of 2015.  The increase is due to the addition of the FSH Houston resulting in $1.3 million.

Net other expense represents primarily interest expense on borrowings reduced by interest income earned on cash and the gain or loss on the sale of equity investments in affiliates. Net other expense increased $0.7 million in the first quarter of 2016 compared to the first quarter of 2015. The increase is due to the addition of the FSH Houston resulting in $0.7 million.

Discontinued operations represent the equity in earnings of GCPP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCPP and the related earnings were classified as discontinued in 2015 as the sale of our GCPP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the three months ended March 31, 2016 and 2015 are summarized below:

	2016	2015
Revenues:
Equity in earnings of GCCP	$—	$(27,510)
Sleep operations	—	—
Total revenues	$—	$(27,510)
Net income (loss) before taxes:
GCCP	$—	$(27,510)
Sleep operations	(11,761)	(86,078)
Net income (loss) from discontinued operations, net of tax	$(11,761)	$(113,588)

Noncontrolling interests were allocated $0.7 million and $1.4 million of net income during the three months ended March 31, 2016 and 2015, respectively. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, FSH El Paso and FSH San Antonio.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $2.4 million during the first quarter of 2016, compared to a net loss of $1.1 million during the first quarter of 2015.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds, equity offerings and more recently, lease and other real estate financing transactions. As of March 31, 2016, our liquidity and capital resources included cash of $2.9 million and working capital of $7.0 million. We have working capital of $6.1 million after adjusting for $0.9 million of redemption payments due to preferred noncontrolling interest holders in August 2016. As of December 31, 2015, our liquidity and capital resources included cash of $5.1 million and a working capital of $8.1 million (adjusted for $0.9 million of redemption payments due to preferred interest holders during 2016).

Cash used in operating activities from continuing operations was $1.3 million during the three months ended March 31, 2016 compared to the first three months of 2015 when cash provided by operating activities from continuing operations was $0.9 million. During the three months ended March 31, 2016, the primary sources of cash from operating activities from continuing operations were cash generated by income from continuing operations (net income increased by non-cash items) of $1.2 million and other assets of $0.1 million and increases in accrued liabilities and other current and noncurrent liabilities of $6.7 million. During the three months ended March 31, 2016, the primary uses of cash from continuing operations, were increases in accounts receivable, receivables from affiliates, prepaids and other current assets of $9.1 million and a decrease in other current liabilities of $0.1 million. During the three months ended March 31, 2015, the primary sources of cash from continuing operations were cash generated by income from continuing operation (net income increased by non-cash items) of $1.9 million, a decrease in prepaid and other current assets of $0.4 million and increases in accounts payable and other liabilities of $0.2 million.  The primary uses of cash from continuing operations, were increases in accounts receivables, supplies inventories and other current and noncurrent assets totaling $0.4 million and a decrease in accrued liabilities and other current liabilities totaling $1.2 million.

Cash provided by operating activities from discontinued operations was $0.1 million during the three months ended March 31, 2016 compared to the first three months of 2015 when cash used in operating activities from discontinued operations was $0.1 million.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2016 was $1.0 million compared to the first three months of 2015 when net cash provided by investing activities from continuing operations was $0.6 million. Investing activities during the first three months of 2016 were primarily related to distributions received from equity investments of $0.3 million which were offset by purchases of property and equipment, net of disposals, of $1.3 million. Investing activities during the first three months of 2015 were primarily related to distributions received from equity investments of $0.7 million which were offset by purchases of property and equipment, net of disposals, of $0.2 million.

There was no investing activities from discontinued operations during the first three months of 2016 or 2015.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2016 was $0.1 million compared to the first three months of 2015 when net cash used in financing activities from continuing operations was $0.8 million. During the three months ended March 31, 2016 and 2015, we received debt proceeds of $2.2 million and $1.8 million, respectively, and we made debt payments of $1.4 million, respectively. During the three months ended March 31, 2016 and 2015, we made distributions to noncontrolling interests of $0.6 million and $1.0 million, respectively. During the three months ended March 31, 2016 and 2015, we paid preferred noncontrolling dividends of $0.2 million, respectively.

There was no financing activities from discontinued operations during the first three months of 2016 or 2015.

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

We believe that cash generated from our operations and borrowings available under the TCB Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures and other expected operating needs over the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt.  We also have planned additional sales of non-strategic assets to generate additional cash.

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

Borrowing Base.  The Company’s ability to borrow money under the Revolving Loan is limited to the Company’s Borrowing Base.  The Company’s Borrowing Base is equal to the sum of (i) 80% of the eligible account of Foundation Surgical Hospital of San Antonio, not to exceed the outstanding principal balance of the intercompany note payable by the San Antonio Hospital to the Company, (ii) 80% of the eligible account of Foundation Surgical Hospital of El Paso, not to exceed the outstanding principal balance of the intercompany note payable by the El Paso Hospital to the Company, and (iii) 80% of the eligible account of Foundation Surgical Hospital of Houston, not to exceed the outstanding principal balance of the intercompany note payable by the FSH Houston to the Company.

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

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, the Company must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of March 31, 2016, the Company’s Debt to EBITDA Ratio was 3.12.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, the Company must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of March 31, 2016, the Company’s Senior Debt to EBITDA Ratio was 2.69.

Pre-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of March 31, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 1.82.

Post-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of March 31, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 1.30.

Capital Expenditures.  The Company shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

As of March 31, 2016, the Company is in compliance with all of the TCB Credit Facility financial covenants.

Collateral.  Payment and performance of the Company’s obligations under the TCB Credit Facility are secured in general by all of the Company and the Company’s guarantors’ assets.

Negative Covenants.  The TCB Credit Facility has restrictive covenants that, among other things, limits or restricts the Company’s ability to do the following without the consent of TCB:

•	Incur additional indebtedness;
•	Create or incur additional liens on the Company’s assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of the Company’s equity interests;
•	Make loans and investments;
•	Issue equity, except for stock compensation awards to employees;
•	Engage in transaction with affiliates;
•	Dispose of the Company’s assets, except for certain approved assets;
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to debtors other than TCB.

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

Modification and Waiver.  On May 11, 2016, we entered into a Loan Modification Agreement and Waiver with TCB (“TCB Modification”).  Under the TCB Modification, our Revolving Loan was increased from $12.5 million to $15.5 million.  The $3.0 million of borrowing represents a temporary advance that must be repaid by July 31, 2016.  In addition, TCB consented to the sale of certain of our assets and waived certain technical defaults in the TCB Credit Facility related to timing deadlines for certain financial information provided by us to TCB for the UGH Acquisition.

Contractual Obligations

Our future commitments under contractual obligations by expected maturity date at March 31, 2016 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$805,763	$—	$—	$—	$805,763
Long-term debt (1)	11,640,924	27,408,526	24,252,901	—	63,302,351
Capital building lease	2,320,035	4,639,288	4,638,107	35,493,493	47,090,923
Operating leases	12,486,916	24,918,253	24,718,441	80,525,059	142,648,669
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interest (2)	1,465,295	6,408,348	—	—	7,873,643
Total	$28,718,933	$63,374,415	$53,609,449	$116,018,552	$261,721,349
(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management’s prudent judgments and estimates. Actual results may differ from these estimates. Management believes that any reasonable deviation from those judgments and estimates would not have a material impact on our consolidated financial position or results of operations. To the extent that the estimates used differ from actual results, however, adjustments to the statement of earnings and corresponding balance sheet accounts would be necessary. These adjustments would be made in future statements. For a complete discussion of all our significant accounting policies including recently adopted and recently issued accounting guidance, please see Note 2 to our consolidated financial statements included in Part 1 Item 1 of the Form 10-Q and our Note 3 to our consolidated financial statements included our 2015 annual report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below:

On December 31, 2015, we completed our acquisition of UGH.  We have extended our oversight and monitoring processes that support our internal control over financial reporting to include UGH’s operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Aetna Life Insurance Company v. Huntingdon Valley Surgery Center, Foundation Surgery Affiliates, LLC and Foundation Management Affiliates, LLC, Case No. 13-3101, United States District Court for the Eastern District of Pennsylvania. On December 2, 2013, Aetna Life Insurance Company (“Aetna”) filed a complaint against Huntingdon Valley Surgery Center (“HVSC”) and the Foundation defendants alleging that the Foundation defendants impose on the ASCs that they manage an unlawful “out of network business model” by means of which the defendants offer illegal inducements to physicians and patients to drive patient referrals to HVSC, which does not have a contract with Aetna and could therefore charge higher rates for its services. Aetna is asserting violations of Pennsylvania’s anti-kickback statute by all defendants, conspiracy to violate Pennsylvania’s anti-kickback statute by all defendants, insurance fraud, aiding and abetting insurance fraud, tortious interference with the contracts between Aetna and its in-network physicians. Aetna has reached a settlement with HVSC. On the Aetna claims against the Foundation defendants, the Court has granted the Foundation defendants a partial summary judgment on all such claims except tortious interference. In April 2016, Aetna appealed the decision.

United States of America ex rei. Mary Dupont, M.D., Relator, v. Metropolitan Medical Partners LLC. d/b/a Surgery Center of Chevy Chase; Surgical Synergies, Inc.; Foundation Surgery Affiliates, LLC; and Foundation Healtlzcare, Inc., Case No. No. 13-cv-03590-PJM, U.S. District Court for the District of Maryland, Greenbelt Division. In November, 2013, the relator, Mary Dupont, M.D. (“Dupont”), filed under seal a False Claims Act (“FCA”) or “qui tam” complaint initiating this action. On October 30, 2014, the federal government filed a Notice of Election to Decline Intervention and on November 12, 2014, the Court entered an Order unsealing the Dupont complaint. Dupont filed her First Amended Complaint on June 19, 2015. Dupont, a urologist and physician-investor in an ambulatory surgery center in Chevy Chase, Maryland (the “Center”), alleged that the Center, in concert with defendant Surgical Synergies, Inc. (“SSI”) and the Foundation defendants, effectively shut her out of her practice at the Center by imposing a 75 procedure-per-year quota on procedures performed at the Center, and, barring her from performing an allegedly unprofitable procedure involving the surgical implantation of a mesh sling. The First Amended Complaint alleged claims including Medicare fraud, Presentation of False Claims, and violations of the Maryland False Health Claims Act. ln August 2015, all defendants, including the Foundation defendants, moved to dismiss the First Amended Complaint and argued that the First Amended Complaint failed to state a claim for relief as against them under Federal Rules of Civil Procedure 12(b)(6) and 9(b) because Dupont failed to plead the requisite details of any specific false claim with particularity, failed to adequately plead any conspiracy to violate the FCA, and failed to sufficiently plead any violation of the federal anti-kickback statute, which constituted the alleged substantive basis of her FCA claims. The Foundation defendants also argued that the FCA claims against them should be dismissed for lack of subject matter jurisdiction. In September 2015, Dupont filed a Second Amended Complaint by consent, making limited factual modifications to her pleading and reasserting the claims made in the First Amended Complaint. In October 2015, all defendants, including the Foundation defendants, filed motions to dismiss the Second Amended Complaint on essentially the same grounds as were asserted against the First Amended Complaint. On February 3, 2016, the Court granted Defendants' motions to dismiss in part, dismissing with prejudice Dupont’s claim under the Maryland False Health Claims Act and dismissing without prejudice Dupont’s “Economic Loss” claim. The Court's February 3, 2016 Order did not reach the merits of Defendants’ motions to dismiss the remaining counts, but instead granted Dupont leave to file a Third Amended Complaint which was done in March 2016. In April 2016, Defendants filed a motion to dismiss. A hearing on the motion to dismiss has been set for July 25, 2016.  We intend to continue to defend the action vigorously.

In the normal course of business, we may become involved in litigation or in legal proceedings. Including the litigation described above, we are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K

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
10.1

Lease Agreement, as Amended, dated July 21, 2005 by and between Cambridge Properties, a sole proprietorship of Dr. Timothy L. Sharma and University Hospital Systems, LLP is incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2016.

10.2+	Loan Modification Agreement and Waiver, dated May 11, 2016, by and between Foundation Healthcare, Inc. and Texas Capital Bank, National Association.
31.1+	Certification of Stanton Nelson, Principal Executive Officer of Registrant.
31.2+	Certification of Hubert King, Principal Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Principal Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Principal Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2016
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 16, 2016