Form 10-Q
period 2016-06-30
Foundation Healthcare, Inc.
filed 2016-09-02
CIK 1272597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 001-34171

FOUNDATION HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

OKLAHOMA	20-0180812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13900 N. Portland Avenue, Ste. 200

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

As of September 2, 2016, 18,078,337 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

FOUNDATION HEALTHCARE, INC.

FORM 10-Q

For the Quarter Ended June 30, 2016

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

The condensed consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements, and the condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three months and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, have been prepared without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the related notes thereto included in our latest annual report on Form 10-K.

The consolidated statements for the unaudited interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for such interim periods. The results for any interim period may not be comparable to the same interim period in the previous year or necessarily indicative of earnings for the full year.

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash	$1,062,218	$5,062,492
Accounts receivable, net of allowance for doubtful accounts of $5,050,000 and $6,062,000, respectively	30,965,490	30,383,942
Receivables from affiliates	412,860	509,886
Supplies inventories	3,673,166	3,737,901
Prepaid and other current assets	12,166,019	3,325,330
Current assets from discontinued operations	408,303	416,390
Total current assets	48,688,056	43,435,941
Property and equipment, net	50,619,333	52,781,982
Equity method investments in affiliates	2,944,195	3,012,631
Deferred tax asset	836,290	836,290
Intangible assets, net	9,826,763	10,952,170
Goodwill	13,537,809	7,601,809
Other assets	836,835	1,016,093
Other assets from discontinued operations	—	8,713
Total assets	$127,289,281	$119,645,629
LIABILITIES, PREFERRED NONCONTROLLING INTEREST AND SHAREHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$20,790,348	$9,060,060
Accrued liabilities	14,305,754	13,252,521
Preferred noncontrolling interests dividends payable	156,171	157,888
Short-term debt	425,654	308,769
Current portion of long-term debt	9,028,572	4,601,320
Current portion of capital lease obligations	4,071,318	4,478,968
Other current liabilities	2,065,574	590,827
Current liabilities from discontinued operations	2,348,262	2,356,165
Total current liabilities	53,191,653	34,806,518
Long-term debt, net of current portion	40,153,072	41,529,277
Long-term capital lease obligations, net of current portion	28,373,441	29,130,693
Deferred lease incentive	7,289,403	7,672,745
Other liabilities	7,013,650	6,479,181
Total liabilities	136,021,219	119,618,414
Preferred noncontrolling interest	6,960,000	6,960,000
Commitments and contingencies (Note 11)
Foundation Healthcare shareholders’ deficit:
Preferred stock $0.0001 par value, 10,000,000 authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 500,000,000 shares authorized; 18,078,337 and 17,303,180 issued and outstanding, respectively	1,807	1,730
Paid-in capital	22,723,100	20,885,915
Accumulated deficit	(43,770,740)	(32,074,090)
Total Foundation Healthcare shareholders’ deficit	(21,045,833)	(11,186,445)
Noncontrolling interests	5,353,895	4,253,660
Total deficit	(15,691,938)	(6,932,785)
Total liabilities, preferred noncontrolling interest and shareholders’ deficit	$127,289,281	$119,645,629

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Net Revenues:
Patient services	$28,609,556	$30,152,597
Provision for doubtful accounts	(2,598,924)	(2,177,522)
Net patient services revenue	26,010,632	27,975,075
Management fees from affiliates	1,639,679	1,973,754
Other revenue, net	(307,828)	1,914,125
Revenues	27,342,483	31,862,954
Equity in earnings of affiliates	334,388	319,673
Operating Expenses:
Salaries and benefits	12,424,992	7,915,961
Supplies	9,500,381	7,390,390
Other operating expenses	13,334,836	13,398,977
Depreciation and amortization	2,660,038	1,345,948
Total operating expenses	37,920,247	30,051,276
Other Income (Expense):
Interest expense, net	(1,055,776)	(279,257)
Gain on sale of equity investment in affiliate	2,140,832	—
Other income (expense)	89,649	(32,231)
Net other income (expense)	1,174,705	(311,488)
Income (loss) from continuing operations, before taxes	(9,068,671)	1,819,863
Benefit (provision) for income taxes	(1,200,000)	114,038
Income (loss) from continuing operations, net of taxes	(10,268,671)	1,933,901
Income (loss) from discontinued operations, net of tax	(4,320)	3,857,135
Net income (loss)	(10,272,991)	5,791,036
Less: Net income (loss) attributable to noncontrolling interests	(1,271,443)	1,074,022
Net income (loss) attributable to Foundation Healthcare	(9,001,548)	4,717,014
Preferred noncontrolling interests dividends	(154,455)	(177,670)
Net income (loss) attributable to Foundation Healthcare common stock	$(9,156,003)	$4,539,344
Earnings per common share (basic and diluted):
Net income (loss) attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.52)	$0.04
Income (loss) from discontinued operations, net of tax	0.00	0.22
Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.52)	$0.26
Weighted average number of common and diluted shares outstanding	17,769,424	17,248,154

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Operations

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Net Revenues:
Patient services	$67,045,799	$58,090,495
Provision for doubtful accounts	(4,520,909)	(2,598,546)
Net patient services revenue	62,524,890	55,491,949
Management fees from affiliates	2,552,712	3,223,076
Other revenue, net	901,959	2,690,079
Revenues	65,979,561	61,405,104
Equity in earnings of affiliates	723,758	731,072
Operating Expenses:
Salaries and benefits	26,167,540	15,655,824
Supplies	17,123,144	13,460,051
Other operating expenses	30,127,633	27,482,454
Depreciation and amortization	5,408,900	2,727,455
Total operating expenses	78,827,217	59,325,784
Other Income (Expense):
Interest expense, net	(2,247,722)	(605,323)
Gain on sale of equity investment in affiliate	2,140,832	—
Other income (expense):	319,214	(14,882)
Net other income (expense)	212,324	(620,205)
Income (loss) from continuing operations, before taxes	(11,911,574)	2,190,187
Benefit (provision) for income taxes	—	114,038
Income (loss) from continuing operations, net of taxes	(11,911,574)	2,304,225
Income (loss) from discontinued operations, net of tax	(16,081)	3,771,057
Net income (loss)	(11,927,655)	6,075,282
Less: Net income (loss) attributable to noncontrolling interests	(543,348)	2,494,916
Net income (loss) attributable to Foundation Healthcare	(11,384,307)	3,580,366
Preferred noncontrolling interests dividends	(312,342)	(372,885)
Net income (loss) attributable to Foundation Healthcare common stock	$(11,696,649)	$3,207,481
Earnings per common share (basic and diluted):
Net loss attributable to continuing operations attributable to Foundation Healthcare common stock	$(0.67)	$(0.03)
Income (loss) from discontinued operations, net of tax	(0.00)	0.22
Net income (loss) per share, attributable to Foundation Healthcare common stock	$(0.67)	$0.19
Weighted average number of common and diluted shares outstanding	17,540,685	17,252,228

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Operating activities:
Net income (loss)	$(11,927,655)	$6,075,282
Less: Income (loss) from discontinued operations, net of tax	(16,081)	3,771,057
Income (loss) from continuing operations, net of tax	(11,911,574)	2,304,225
Adjustments to reconcile income (loss) from continuing operations, net of tax, to net cash provided by (used in) operating activities:
Depreciation and amortization	5,408,900	2,727,455
Stock-based compensation, net of cashless vesting	(87,738)	293,255
Provision for doubtful accounts	4,520,909	2,598,546
Equity in earnings of affiliates	(723,758)	(731,072)
Gain on sale of equity investment in affiliate	(2,140,832)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net of provision for doubtful accounts	(4,489,457)	(4,400,806)
Receivables from affiliates	97,026	243,924
Supplies inventories	64,735	(7,693)
Prepaid and other current assets	(8,840,689)	721,773
Other assets	136,089	(105,221)
Accounts payable	10,727,527	(1,694,267)
Accrued liabilities	1,428,043	1,483,207
Other current liabilities	374,747	227,516
Other liabilities	151,127	197,975
Net cash provided by (used in) operating activities from continuing operations	(5,284,945)	3,858,817
Net cash used in operating activities from discontinued operations	(7,184)	(602,074)
Net cash provided by (used in) operating activities	(5,292,129)	3,256,743
Investing activities:
Acquisition of business, net of cash received	(158,000)	—
Proceeds from sale of equity investment in affiliate	2,200,000	—
Purchase of property and equipment	(2,009,454)	(720,760)
Disposal of property and equipment	—	99,267
Distributions from affiliates	792,194	1,245,998
Net cash provided by investing activities from continuing operations	824,740	624,505
Net cash provided by investing activities from discontinued operations	-	8,388,233
Net cash provided by investing activities	824,740	9,012,738
Financing activities:
Debt proceeds	5,915,642	1,920,112
Debt payments	(3,977,052)	(9,881,531)
Preferred noncontrolling interest dividends	(314,059)	(390,405)
Preferred noncontrolling interest redemptions	—	(870,000)
Distributions to noncontrolling interests	(1,157,416)	(1,771,064)
Net cash provided by (used in) financing activities from continuing operations	467,115	(10,992,888)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	467,115	(10,992,888)
Net change in cash	(4,000,274)	1,276,593
Cash at beginning of period	5,062,492	2,860,025
Cash at end of period	$1,062,218	$4,136,618

See Accompanying Notes to Condensed Consolidated Financial Statements

FOUNDATION HEALTHCARE, INC.

Notes to Condensed Consolidated Financial Statements

For the Periods Ended June 30, 2016 and 2015

(Unaudited)

Note 1 – Nature of Business

Foundation Healthcare, Inc. (the “Company”) is organized under the laws of the state of Oklahoma and owns controlling interests in surgical hospitals located in Texas. The Company also owns noncontrolling interests in ambulatory surgery centers (“ASCs”) located in Texas, Pennsylvania, New Jersey, Ohio, and Maryland. The Company provides management services to a majority of the facilities that it has noncontrolling interests (referred to as “Affiliates”) under the terms of various management agreements.

Note 2 – Basis of Presentation

Going Concern and Management’s Plan – As of June 30, 2016, the Company had an accumulated deficit of $43.8 million and a working capital deficit of $5.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2016). During the six months ended June 30, 2016, the Company generated a net loss attributable to Foundation Healthcare common stock of $11.7 million and used $5.3 million in cash flow from operating activities from continuing operations. As of June 30, 2016, the Company had cash and cash equivalents of $1.1 million and has no availability under a $15.5 million line of credit from its senior lender. Given the due dates of certain liability and debt payments and preferred noncontrolling interests redemption requirements, management projects that the Company may not be able to meet, at the current revenue levels, all of the Company’s obligations as they become due over the next twelve months. Management plans to meet the projected cash flow shortage from the sale of certain assets and from projected increase in revenues and decrease in expenses at the Company’s hospitals.

If the Company is unable to sell assets, increase revenue or reduce expenses as described above, the Company may be forced to obtain extensions on existing debt and other obligations as they become due over the next twelve months. Although the Company has historically been successful in obtaining extensions, there is no assurance that the Company will be able to obtain them in the future. In addition, the Company may choose to raise additional funds through the sale of equity or assets, but there is no assurance that the Company will be successful in completing such actions.

If the Company is not able to sell certain assets, generate additional revenue or reduce expenses at its hospitals, does not obtain extensions on some of its debt or other obligations during the next twelve months or if the Company is not able to raise additional funds through the sale of equity or assets, the Company may not have sufficient cash on hand or be able to generate sufficient cash flow from operations in order to meet the Company’s cash requirements over the next twelve months. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Senior Credit Facility Modification and Waiver – The Company is required to maintain compliance with certain financial covenants imposed by its Senior Lenders. As of June 30, 2016, the Company was not in compliance with those covenants.  On August 19, 2016, the Senior Lenders waived the financial covenant violations and modified the financial covenant requirements for the remainder of 2016 and first quarter of 2017. In addition, the Senior Lenders extended the due date of a required $3 million principal payment on the Revolving Loan to January 15, 2017.  There is no assurance that the Senior Lenders will waive any future covenant violations. See Note 9 – Borrowings and Capital Lease Obligations for additional information.

Note 3 – Summary of Significant Accounting Policies

For a complete list of the Company’s significant accounting policies, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Interim Financial Information – The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ended December 31, 2016. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The December 31, 2015 consolidated balance sheet was derived from audited financial statements.

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

Cost report settlements under reimbursement agreements with Medicare, Medicaid and Tricare are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. There is a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated net cost report settlements due to the Company were $2.8 million and $0.5 million as of June 30, 2016 and December 31, 2015 respectively, and are included in prepaid and other current assets in the accompanying consolidated balance sheets. We increased our cost report estimate by $2.3 million during the six months ended June 30, 2016 based on settlements from our final filed cost report for 2013 and 2014 and an estimate of the 2015 cost report and estimated recoveries from filing amended cost reports for 2012, 2013 and 2014 for the Houston hospital acquired in December 2015 (see Note 4 – Acquisitions).  The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

The activity in the allowance for doubtful accounts for the six months ending June 30, 2016 follows:

2016
Balance at beginning of period	$6,062,000
Provisions recognized as reduction in revenues	4,520,909
Write-offs, net of recoveries	(5,532,909)
Balance at end of period	$5,050,000

Cash and cash equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit with original maturities of more than three months are also considered cash equivalents if there are no restrictions on withdrawing funds from the account.

Restricted Cash – As of June 30, 2016 and December 31, 2015, the Company had restricted cash of approximately $0.1 million and $0.2 million respectively, included in cash in the accompanying consolidated balance sheets.  The restricted cash is pledged as collateral against certain debt of the Company.

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

Supplemental Cash Flow Information – the following details the supplemental cash flow information for the six months ended June 30, 2016 and 2015:

	2016	2015
Cash paid for interest and income taxes:
Interest expense	$1,778,000	$929,000
Income taxes	$—	$—
Noncash investing activities:
Common stock issued in business acquisition	$1,925,000	$—

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs.  Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument.  The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability.  The amortization of debt issuance costs remains unchanged.  The Company adopted these changes on January 1, 2016.  The adoption of these changes resulted in a decrease of approximately $580,000, to other assets and long-term debt, net of current portion, respectively, included in the accompanying consolidated balance sheet as of June 30, 2016.

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

In June 2016, the FASB issued changes to the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. These changes are effective for the Company in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of these changes on the Company’s results of operations, financial position and cash flows.

Note 4 – Acquisitions

On December 31, 2015, the Company closed the acquisition comprising substantially all of the hospital assets and hospital operating entity of University General Health Systems, Inc. (“UGHS”), consisting primarily of a sixty-nine bed acute care hospital located in the Medical City area of Houston, Texas (referred to as University General Hospital, LP or “UGH”).  Subsequent to the acquisition, UGH is being operated as Foundation Surgical Hospital of Houston.

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

The fair value amounts have been initially recorded using preliminary estimates.  The Company has engaged a third-party valuation company to complete a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition.  A portion of the valuation has been completed and management believes the valuation will be fully completed by September 30, 2016.  The preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of the Company’s consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.  The preliminary purchase allocations for the acquisition of UGHS are as follows:

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

On May 11, 2016, the Company closed the acquisition of 51% of Ninety Nine Healthcare Management, LLC (“99 Mgmt”).  99 Mgmt has developed a clinically and financially integrated multi-specialty practice model which can increase participating physicians’ revenues.

The acquisition of 99 Mgmt was based on management’s belief that 99 Mgmt will allow the Company to offer services to its physician partners that lead to higher revenues by aligning the goals and incentives for patients, physicians, hospitals, employers and payers.  The Company expects the acquisition of 99 Mgmt to generate positive earnings and cash flow.  The Company expects the goodwill attributable to 99 Mgmt will not be tax deductible.

The Company paid $440,000 in cash and issued 700,000 shares of the Company’s common stock for purchase of 99 Mgmt.  In addition, the Company has agreed to issue an additional 200,000 shares of the Company’s common stock upon 99 Mgmt’s completion of a signed network contract with BCBS of Texas that allows for one of the Company’s hospitals to participate as a contracted hospital provider.  There is no time limit for completion of the contract.

The fair value amounts have been initially recorded using preliminary estimates.  The Company will complete a valuation of the fair value of the assets acquired and liabilities assumed in the acquisition.  The preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of the Company’s consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.  The preliminary purchase allocations for the acquisition of 99 Mgmt are as follows:

Preliminary
Cash	$282,000
Accounts receivable	613,000
Total current assets	895,000
Property and equipment	47,000
Goodwill	5,936,000
Other assets	16,000
Total assets acquired	6,894,000
Liabilities assumed:
Accounts payable and accrued liabilities	628,000
Contingent consideration	550,000
Total liabilities assumed	1,178,000
Noncontrolling interests	2,801,000
Net assets acquired	$2,915,000

During the three months and six months ended June 30, 2016, the Company incurred approximately $234,000 and $268,000, respectively, in expenses related to the acquisitions.  The expenses incurred related primarily to legal fees related to the purchase agreement and structure of the transaction, professional fees related to the audits of the 2015 and 2014 financial statements of UGH and additional professional fees related to the valuation of the fair value of the acquisitions.

Since the UGHS acquisition occurred on December 31, 2015, there are no acquisition revenues and earnings included in the Company’s consolidated statements of operations for the year ended December 31, 2015.  The revenue and earnings of the combined entity had the acquisition dates of UGHS and 99 Mgmt been January 1, 2015 are as follows:

				Attributable to Foundation HealthCare common stock
	Revenue	Loss From Continuing Operations	Net Income (Loss)	Net Loss	Net Loss Per Share
Actual:
From 1/1/2016 to 6/30/2016	$21,511,000	$(7,227,000)	$(7,227,000)	$(7,227,000)	$(0.41)
Supplemental Pro Forma:
From 1/1/2016 to 6/30/2016	$67,834,000	$(12,048,000)	$(12,064,000)	$(11,833,000)	$(0.66)
From 1/1/2015 to 12/31/2015	$184,169,000	$(939,000)	$5,792,000	$(1,560,000)	$(0.09)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 5 – Divestitures

On June 30, 2016, the Company sold its 8% interest in Summit Hospital, an Equity Owned Hospital located in Edmond, Oklahoma.  The Company received $2.2 million in proceeds from the sale of Summit resulting in a gain of $2.1 million.

On July 15, 2015, the Company sold its 10% interest in the Kirby Glen Surgery, LLC, one of its Equity Owned ASCs located in Houston, Texas.  The Company received $0.2 million in combined proceeds for the sale of the equity interest and termination of our management agreement.

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

Note 6 – Discontinued Operations

The partial sale of GCPP in June 2015 was part of the Company’s strategic plan to focus on majority owned hospital investments. As a result, the proceeds from the sale, the remaining equity ownership, and the results of operations and cash flows related to the equity investment in GCPP for all periods presented have been classified as discontinued operations.

The operating results for the Company’s discontinued operations for the six months ended June 30, 2016 and 2015 are summarized below:

	2016	2015
Revenues:
Equity in earnings of GCCP	$—	$24,784
Sleep operations	—	—
Total revenues	$—	$24,784
Net income (loss) before taxes:
GCCP	$—	$24,784
Sleep operations	(16,081)	(70,737)
Gain on sale of equity investment in GCCP	—	6,331,048
Gain on sale of building in GCCP	—	—
Income tax (provision) benefit	—	(2,514,038)
Net income (loss) from discontinued operations, net of tax	$(16,081)	$3,771,057

The balance sheet items for the Company’s discontinued operations as of June 30, 2016 and December 31, 2015 are summarized below:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$—	$5,219
Other current assets	408,303	411,171
Total current assets	408,303	416,390
Fixed assets, net	—	8,713
Total assets	$408,303	$425,103
Payables and accrued liabilities	$766,928	$774,831
Income taxes payable	1,581,334	1,581,334
Total liabilities	$2,348,262	$2,356,165

Note 7 – Equity Investments in Affiliates

The Company invests in non-majority interests in its Affiliates.  The Company’s equity investments and respective ownership interest as of June 30, 2016 and December 31, 2015 are as follows:

		Ownership %
		June 30,	December 31,
Affiliate	Location	2016	2015
Surgical Hospitals:
Summit Medical Center	Edmond, OK	0%	8%
ASCs:
Foundation Surgery Affiliate of Nacogdoches, LLP	Nacogdoches, TX	13%	13%
Park Ten Surgery Center/Physicians West Houston	Houston, TX	10%	10%
Foundation Surgery Affiliate of Middleburg Heights, LLC	Middleburg Heights, OH	10%	10%
Foundation Surgery Affiliate of Huntingdon Valley, LP	Huntingdon Valley, PA	20%	20%
New Jersey Surgery Center, LLC	Mercerville, NJ	10%	10%
Foundation Surgery Affiliate of Northwest Oklahoma City, LLC	Oklahoma City, OK	20%	20%
Cumberland Valley Surgery Center, LLC	Hagerstown, MD	34%	34%
Frederick Surgical Center, LLC	Frederick, MD	20%	20%

The results of operations for the six months ended June 30, 2016 and 2015, of the Company’s equity investments in Affiliates are as follows:

	2016	2015
Net operating revenues	$23,035,340	$24,990,428
Net income	$6,027,677	$6,159,449

The results of financial position as of June 30, 2016 and December 31, 2015, of the Company’s equity investments in Affiliates are as follows:

	June 30,	December 31,
	2016	2015
Current assets	$9,969,648	$12,371,752
Noncurrent assets	5,817,247	7,699,093
Total assets	$15,786,895	$20,070,845
Current liabilities	$3,833,829	$4,240,326
Noncurrent liabilities	1,540,610	2,266,793
Total liabilities	$5,374,439	$6,507,119
Members' equity	$10,412,456	$13,563,726

Note 8 – Goodwill and Other Intangibles

Changes in the carrying amount of goodwill as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
	Amount	Loss	Value
December 31, 2015	$29,647,191	$(22,045,382)	$7,601,809
Acquisition - 99 Mgmt (Note 4)	5,936,000	—	5,936,000
June 30, 2016	$35,583,191	$(22,045,382)	$13,537,809

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

Changes in the carrying amount of intangible assets during the six months ended June 30, 2016 were as follows:

	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2015	$18,454,500	$(7,502,330)	$10,952,170
Amortization	—	(1,125,407)	(1,125,407)
June 30, 2016	$18,454,500	$(8,627,737)	$9,826,763

Intangible assets as of June 30, 2016 and December 31, 2015 include the following:

		June 30, 2016			December 31,
	Useful	Carrying	Accumulated		2015
	Life (Years)	Value	Amortization	Net	Net
Management fee contracts	6 - 8	$3,498,500	$(2,822,807)	$675,693	$893,723
Non-compete agreements	5	2,027,000	(1,458,925)	568,075	771,161
Physician memberships	7	6,468,000	(3,388,000)	3,080,000	3,542,000
Medicare provider agreements	20	3,930,000	(95,241)	3,834,759	3,930,000
Trade name	5	381,000	(227,447)	153,553	192,379
Service Contracts	10	2,150,000	(635,317)	1,514,683	1,622,907
		$18,454,500	$(8,627,737)	$9,826,763	$10,952,170

Amortization expense for the three months ended June 30, 2016 and 2015 was $610,439 and $514,553, respectively.  Amortization expense for the six months ended June 30, 2016 and 2015 was $1,125,407 and $1,029,113, respectively.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

Twelve months ending June 30,
2017	$2,248,629
2018	1,808,554
2019	1,329,931
2020	713,931
2021	405,931
Thereafter	3,319,786

Note 9 – Borrowings and Capital Lease Obligations

The Company’s short-term debt obligations are as of June 30, 2016 and December 31, 2015 are as follows:

	Rate (1)	June 30, 2016	December 31, 2015
Insurance premium financings	4.8 - 5.0%	$425,653	$308,769
(1) Effective rate as of June 30, 2016

The Company has various insurance premium financing notes payable that bear interest rates ranging from 4.8% to 5.0%.  The insurance notes mature in October 2016 and the Company is required to make monthly principal and interest payments totaling $134,051.

The Company’s long-term debt obligations at June 30, 2016 and December 31, 2015 are as follows:

	Rate (1)	Maturity Date	June 30, 2016	December 31, 2015
Senior Lender:
Note payable	4.3%	Dec. 2020	$27,361,606	$28,375,000
Line of credit	4.3%	Dec. 2018	14,500,000	10,500,000
Unamortized loan origination costs			(579,962)	(644,403)
Other Lenders:
Note payable - subordinated note	3.0%	Dec. 2019	7,900,000	7,900,000
Total			49,181,644	46,130,597
Less: Current portion of long-term debt			(9,028,572)	(4,601,320)
Long-term debt			$40,153,072	$41,529,277
(1) Effective rate as of June 30, 2016

Senior Credit Facility

Effective December 31, 2015, the Company entered into a Credit Agreement (the “Senior Credit Facility”) with Texas Capital Bank, National Association, serving as the lead bank for two other banks (collectively “Senior Lenders”).  The Senior Credit Facility replaced and consolidated all of the Company’s and the Company’s subsidiaries’ debt in the original principal amount of $28.4 million, which is referred to as the Term Loan, and provides for an additional revolving loan in the amount of $15.5 million, which is referred to as the Revolving Loan.  The Company has also entered into a number of ancillary agreements in connection with the Senior Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on December 30, 2020 and the Revolving Loan matures on December 30, 2018.

Interest Rates.  Borrowings under the Senior Credit Facility are made, at the Company’s option, as either Base Rate loans or LIBOR loans.  “Base Rate” for any day is the highest of (i) the Prime Rate, (ii) the Federal Funds Rate plus one half of one percent (0.5%), and (iii) Adjusted LIBOR plus one percent (1.00%).  LIBOR loans are based on either the one month, two month or three month LIBOR rate at the Company’s option.  From August 19, 2016 to June 30, 2017, all outstanding amounts under the Senior Credit Facility shall bear interest based on the Base Rate and the Base Rate shall not at be less than 3.5%. The interest rate is either a Base Rate or LIBOR plus the Applicable Margins based on our Senior Debt to EBITDA Ratio, as defined.

The Applicable Margins are as follows:

Pricing Level	Senior Debt to EBITDA Ratio	Base Rate Portion	LIBOR Portion and Letter of Credit Fee	Commitment Fee
1	< 2.0 : 1.0	2.75%	3.75%	0.375%
2	≥ 2.0 : 1.0 but < 2.5 : 1.0	3.00%	4.00%	0.375%
3	≤ 2.5 : 1.0	3.25%	4.25%	0.375%

The Applicable Margin in effect will be adjusted within 45 days following the end of each quarter based on the Company’s Senior Debt to EBITDA ratio.  The Senior Debt to EBITDA Ratio is calculated by dividing all of our senior indebtedness (excluding capital lease obligations for Foundation Surgical Hospital of Houston), that is by the Company’s EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the Senior Credit Facility as the Company’s net income plus (b) the sum of the following: interest expense; income taxes; depreciation; amortization; extraordinary losses determined in accordance with GAAP; cash and noncash stock compensation expense; and other non‑recurring expenses reducing such net income which do not represent a cash item in such period or any future period, minus (c) the sum of the following: income tax credits; extraordinary gains determined in accordance with GAAP; and all non‑recurring, non‑cash items increasing net income.

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

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, the Company must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of June 30, 2016, the Company’s Debt to EBITDA Ratio was 7.21.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, the Company must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter. As of June 30, 2016, the Company’s Senior Debt to EBITDA Ratio was 6.23.

Pre-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter (excluding the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017) a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of June 30, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 0.63.

Post-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter (excluding the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017), a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of June 30, 2016, the Company’s Post-Distribution Fixed Charge Coverage Ratio was 0.48.

EBITDA.  The Company must have EBITDA of at least $1,750,000 for the fiscal quarter ending September 30, 2016 and $4,250,000 for the fiscal quarter ending December 31, 2016 and each quarter thereafter.

Capital Expenditures.  The Company shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

As of June 30, 2016, the Company was not in compliance with the Senior Credit Facility financial covenants; however the Senior Lenders have waived the financial covenant violations.  As described above, the Senior Lenders have modified the financial covenants for the remainder of 2016.

Collateral.  Payment and performance of the Company’s obligations under the Senior Credit Facility are secured in general by all of the Company and the Company’s guarantors’ assets.

Negative Covenants.  The Senior Credit Facility has restrictive covenants that, among other things, limits or restricts the Company’s ability to do the following without the consent of the Senior Lenders:

•	Incur additional indebtedness;
•	Create or incur additional liens on the Company’s assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of the Company’s equity interests;
•	Make loans and investments;
•	Issue equity, except for stock compensation awards to employees;
•	Engage in transaction with affiliates;
•	Dispose of the Company’s assets, except for certain approved assets;
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to debtors other than the Senior Lenders.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of the Company’s management agreements that represent more than 10% of the Company’s management fees for the preceding 18 month period.  In the event of a monetary default, all of the Company’s obligations due under the Senior Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, the Company has 10 days or in some cases three days to cure before the Senior Lenders have the right to declare the Company’s obligations due under the Senior Credit Facility immediately due and payable.

Modification and Waiver.  On May 11, 2016, the Company entered into a Loan Modification Agreement and Waiver with its Senior Lenders (“Senior Credit Modification One”).  Under the Senior Credit Modification One, the Company’s Revolving Loan was increased from $12.5 million to $15.5 million.  The $3.0 million of borrowing represents a temporary advance that must be repaid by July 31, 2016 (the “Temporary Advance”).  In addition, the Senior Lenders consented to the sale of certain of the Company’s assets and waived certain technical defaults in the Senior Credit Facility related to timing deadlines for certain financial information provided by the Company to the Senior Lenders for the UGH Acquisition.  On August 19, 2016, the Company entered into a Loan Modification Agreement and Waiver with its Senior Lenders (“Senior Credit Modification Two”).  Under the Senior Credit Modification Two, the Senior Lenders waived the financial covenant violations for the fiscal quarter ended June 30, 2016 and modified the financial covenants for the fiscal quarters ending September 30, 2016 and December 31, 2016 by replacing the Debt to EBITDA Ratio, Senior Debt to EBITDA Ratio, and Pre and Post Distribution Fixed Charge Coverage Ratios with the EBITDA covenant.  In addition, the Senior Lenders extended the due date for the repayment of the Temporary Advance to January 15, 2017.

During the period from August 19, 2016 to June 30, 2017, the Senior Credit Modification Two prohibits the Company from making any interest or redemption payments to its preferred noncontrolling interest holders (see Note 10 – Preferred Noncontrolling Interests) and prohibits the Company from making any payments on the $7.9 million subordinated note payable.  Under the Senior Credit Modification Two, the Company must also maintain total cash balances in excess of $2 million (“Minimum Cash Balances”) and the Company’s total accounts payable past due by 91 days or more must be less than $6.3 million.

At June 30, 2016, future maturities of long-term debt were as follows:

Years ended June 30:
2017	$9,028,572
2018	5,883,582
2019	17,383,582
2020	4,073,786
2021	12,812,122
Thereafter	—

The Company’s capital lease obligations as of June 30, 2016 and December 31, 2015 are as follows:

	Rate (1)	Maturity Date	June 30, 2016	December 31, 2015
Building	7.5%	Jul. 2036	$24,168,540	$24,424,341
Equipment	5.1 - 9.1%	Mar. 2017 - Dec. 2020	8,276,219	9,185,320
Total			32,444,759	33,609,661
Less: Current portion of capital leases			(4,071,318)	(4,478,968)
Capital leases obligations			$28,373,441	$29,130,693
(1) Effective rate as of June 30, 2016

The Company has entered into a capital lease covering the FSH Houston hospital facility, see Note 4 - Acquisition.  The capital lease bears an interest at fixed rate of 7.5%.  The Company is required to make monthly principal and interest payments under the capital lease totaling $193,611. The Company is also required to maintain a $1.0 million letter of credit payable to the lessor in the event of a default on the lease.

The Company has entered into various capital leases that are collateralized by certain computer and medical equipment used by the Company.  The capital leases bear interest at fixed rates ranging from 5.1% to 9.1%.  The Company is required to monthly principal and interest payments under the capital leases totaling $278,142.

At June 30, 2016, future maturities of capital lease obligations were as follows:

Years ended June 30:
2017	$4,071,318
2018	2,942,345
2019	1,560,415
2020	1,630,374
2021	1,227,285
Thereafter	21,013,022

Note 10 – Preferred Noncontrolling Interests

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

The FHE Units provide for a cumulative preferred annual return of 9% on the amount allocated to the Class B membership interests. The FHE Units will be redeemed by FHE in five annual installments beginning in October 2014. The FHE Unit holders agreed to defer the first installment payment until March 2015.  The first and second installments were paid in April 2015 and October 2015, respectively. The Senior Credit Modification Two also prohibits the Company from making any interest or redemption payments to its preferred noncontrolling interest holders (see Note 10 – Preferred Noncontrolling Interests) during the period from August 19, 2016 to June 30, 2017. The first four installments shall be in the amount of $10,000 per FHE Unit and the final installment will be in the amount of the unreturned capital contribution and any undistributed preferred distributions. The FHE Units are convertible at the election of the holder at any time prior to the complete redemption into restricted common shares of the Company at a conversion price of $20.00 per share. Since the FHE Units have a redemption feature and a conversion feature which the Company determined to be substantive, the preferred noncontrolling interests has been recorded at the mezzanine level in the accompanying consolidated balance sheets and the corresponding dividends are recorded as a reduction of accumulated deficit.

Note 11 – Commitments and Contingencies

Legal claims – The Company is exposed to asserted and unasserted legal claims encountered in the normal course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the operating results or the financial position of the Company. There were no settlement expenses during the six months ended June 30, 2016 and 2015 related to the Company’s ongoing unasserted legal claims.

Self-insurance – Effective January 1, 2014, the Company began using a combination of insurance and self-insurance for employee-related healthcare benefits. The self-insurance liability is determined actuarially, based on the actual claims filed and an estimate of incurred but not reported claims. Self-insurance reserves as of June 30, 2016 and December 31, 2015 were $629,909 and $424,593, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.

Note 12 – Fair Value Measurements

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

Recurring Fair Value Measurements: The carrying value of the Company’s financial assets and financial liabilities is their cost, which may differ from fair value. The carrying value of cash held as demand deposits, money market and certificates of deposit, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximated their fair value. At June 30, 2016, the fair value of the Company’s long-term debt, including the current portion was determined to be approximately equal to its carrying value.

Nonrecurring Fair Value Measurements: In May 2016, the Company completed the acquisition of 99 Mgmt; see Note 3 – Acquisition for additional information.  The assets acquired and liabilities assumed in the acquisition were recorded at their fair values on the date of the acquisition.  For the acquisition, the nonrecurring fair value measurements were developed using significant unobservable inputs (Level 3) using discounted cash flow calculations based upon the Company’s weighted average cost of capital and third-party valuation services.  Assumptions used were similar to those that would be used by market participants performing valuations of these business units and were based on analysis of current and expected future economic conditions and the updated strategic plan for each business unit.  The assets acquired were valued at $6,894,000 and the liabilities assumed were $1,178,000.

Note 13 – Related Party Transactions

Effective June 1, 2014, the Company’s hospital subsidiary located in El Paso, Texas entered into a sublease agreement with The New Sleep Lab International, Ltd., referred to as New Sleep. New Sleep is controlled by Dr. Robert Moreno, one of our Directors. The sublease with New Sleep calls for monthly rent payments of $8,767 and the sublease expires on November 30, 2018. The space subleased from New Sleep will be sublet to physician partners and casual uses of our hospital and is located in a building that also houses one of our imaging facilities. During the six months ended June 30, 2016, the Company incurred approximately $47,200 in lease expense under the terms of the lease.

As of June 30, 2016, the Company had $0.1 million on deposit at Valliance Bank. Valliance Bank is controlled by Mr. Roy T. Oliver, one of our greater than 5% shareholders. A noncontrolling interest in Valliance Bank is held by Mr. Joseph Harroz, Jr., a director of the Company. Mr. Stanton Nelson, the Company’s Chief Executive Officer and Mr. Harroz also serve as directors of Valliance Bank.

The Company has entered into agreements with certain of its Affiliate ASCs and hospitals to provide management services. As compensation for these services, the surgery centers and hospitals are charged management fees which are either fixed or are based on a percentage of the Affiliates cash collected or the Affiliates net revenue. The percentages range from 2.25% to 6.0%.

As of June 30, 2016 and December 31, 2015, the Company has obligations of $1.4 million that are owed to Foundation Healthcare Affiliates (“FHA”), the Company’s majority shareholder, related to transactions that occurred prior to the Foundation acquisition in July 2013.  The amounts owed to FHA are included in other liabilities in the accompanying consolidated balance sheets.

Note 14 – Subsequent Events

Management evaluated all activity of the Company and concluded that no material subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except for the following:

On July 7, 2016, the Company sold certain raw land adjacent to its Consolidated Hospital located in El Paso, Texas to Chihuahua Development, LLC (“Chihuahua”) for $1.3 million.  The sale resulted in a loss of $0.2 million.  Chihuahua is controlled by Mr. Robert Byers who is a shareholder and director of FHA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Our primary business is the ownership of surgical hospitals and ambulatory surgical centers (ASCs) in targeted regional markets in the Southeastern United States.  We currently have three majority-owned hospitals (Consolidated Hospitals) in Texas.  We have seven minority-owned ASCs located in Texas, Pennsylvania, New Jersey, Maryland and Ohio.  In addition to our ownership interests, we provide management services under contract to most of our minority-owned facilities.  Finally, we have a legacy business that provides sleep testing management services.

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

Going Concern and Management’s Plan

As of June 30, 2016, we had an accumulated deficit of $43.8 million and a working capital deficit of $5.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2016). During the six months ended June 30, 2016, we generated a net loss attributable to Foundation Healthcare common stock of $11.7 million and used $5.3 million in cash flow from operating activities from continuing operations. As of June 30, 2016, we had cash and cash equivalents of $1.1 million and no availability under a $15.5 million line of credit from its senior lender. Given the due dates of certain liability and debt payments and preferred noncontrolling interests redemption requirements, management projects that we may not be able to meet all of our obligations as they become due over the next twelve months. We plan to meet the projected cash flow shortage from the sale of certain assets and projected increase in revenues and decreases in expenses at our hospitals.

If we are unable to sell assets, increase revenue or reduce expenses as described above, we may be forced to obtain extensions on existing debt and other obligations as they become due over the next twelve months. Although we have historically been successful in obtaining extensions, there is no assurance that we will be able to obtain them in the future. In addition, we may choose to raise additional funds through the sale of equity or assets, but there is no assurance that we will be successful in completing such actions.

If we are not able to sell certain assets, generate additional revenue or reduce expenses at our hospitals, do not obtain extensions on some of our debt or other obligations during the next twelve months or if we are not able to raise additional funds through the sale of equity or assets, we may not have sufficient cash on hand or be able to generate sufficient cash flow from operations in order to meet our cash requirements over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Senior Credit Facility Modification and Waiver

We are required to maintain compliance with certain financial covenants imposed by its Senior Lenders. As of June 30, 2016, we were not in compliance with those covenants.  On August 19, 2016, the Senior Lenders waived the financial covenant violations and modified the financial covenant requirements for the remainder of 2016 and first quarter of 2017. In addition, the Senior Lenders extended the due date of a required $3 million principal payment on the Revolving Loan to January 15, 2017.  There is no assurance that the Senior Lenders will waive any future covenant violations. See Liquidity and Capital Resources – Senior Credit Facility for additional information.

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

The following summarizes certain key metrics for our surgical hospital and ASC business:

Facility Location	Number of Physician Partners	Number of Operating Rooms	Percentage Owned by Company	Managed by Company	Mgmt. Agreement Exp. Date
Consolidated Hospitals:
San Antonio, Texas	22	6	51.0%	Yes	n/a
El Paso, Texas	71	6	51.0%	Yes	n/a
Houston, Texas (a)	n/a	8	100.0%	Yes	n/a
Equity Owned ASCs:
Cumberland Valley, Maryland	14	1	33.7%	Yes	12/31/2020
Frederick, Maryland	20	4	20.1%	Yes	3/31/2017
Mercerville, New Jersey	25	3	10.0%	Yes	4/30/2020
Middleburg Heights, Ohio	13	4	10.0%	Yes	2/28/2021
Huntingdon Valley, Pennsylvania	22	4	20.0%	Yes	Monthly
Houston, Texas	15	4	10.0%	Yes	3/31/2021
Nacogdoches, Texas	9	3	12.5%	Yes	Monthly
Managed Only ASC:
Baton Rouge, Louisiana	17	6	0.0%	Yes	Monthly
Lafayette, Louisiana	3	4	0.0%	Yes	Monthly
(a)	Our hospital located in Houston, Texas is expected to be syndicated with physician partners.

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

Our revenues from the ASC and surgical hospital facilities are derived from (i) the pro rata distributions we receive on our ownership in the facilities, and (ii) management fees that we receive from these facilities. Such management fees are generally calculated as a percentage of the monthly net revenues. We own equity interests in all of our ASC and surgical hospital facilities except the ASCs in Baton Rouge and Lafayette, Louisiana which we manage. We possess management agreements with all of our facilities.

Changes in Consolidated Hospitals and Equity Owned Investments

On June 30, 2016, we sold our 8% interest in Summit Hospital, an Equity Owned Hospital located in Edmond, Oklahoma.  We received $2.2 million in proceeds from the sale of Summit.

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

On January 1, 2015, Foundation Surgery Affiliates of Northwest Oklahoma City, LLC, or FSA OKC, our Equity Owned ASC located in Oklahoma City, Oklahoma was sold to Summit Medical Center LLC, or Summit Hospital, in exchange for unit ownership in Summit Hospital.  As part of the transaction, the units of Summit Hospital were distributed to the individual FSA OKC investors including us.  As a result of the transaction, we received an 8% ownership interest in Summit Hospital. In addition, the ASC facility in Oklahoma City is now operated as an HOPD for Summit Hospital.  On June 30, 2016, we sold the 8% interest in Summit Hospital for $2.2 million.

Results of Operations

The following table sets forth selected results of our operations for the three months and six months ended June 30, 2016 and 2015. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenues:
Patient services	$28,609,556	$30,152,597	$67,045,799	$58,090,495
Provision for doubtful accounts	(2,598,924)	(2,177,522)	(4,520,909)	(2,598,546)
Net patient services revenue	26,010,632	27,975,075	62,524,890	55,491,949
Management fee from affiliates	1,639,679	1,973,754	2,552,712	3,223,076
Other revenue	(307,828)	1,914,125	901,959	2,690,079
Revenue	27,342,483	31,862,954	65,979,561	61,405,104
Equity in earnings from affiliates	334,388	319,673	723,758	731,072
Operating Expenses:
Salaries and benefits	12,424,992	7,915,961	26,167,540	15,655,824
Supplies	9,500,381	7,390,390	17,123,144	13,460,051
Other operating expenses	13,334,836	13,398,977	30,127,633	27,482,454
Depreciation and amortization	2,660,038	1,345,948	5,408,900	2,727,455
Net other (income) expense	(1,174,705)	311,488	(212,324)	620,205
Income (loss) from continuing operations, before taxes	(9,068,671)	1,819,863	(11,911,574)	2,190,187
(Provision) Benefit for income taxes	(1,200,000)	114,038	—	114,038
Income (loss) from continuing operations, net of taxes	(10,268,671)	1,933,901	(11,911,574)	2,304,225
Discontinued operations, net of tax	(4,320)	3,857,135	(16,081)	3,771,057
Net income (loss)	(10,272,991)	5,791,036	(11,927,655)	6,075,282
Less: Noncontrolling interests	(1,271,443)	1,074,022	(543,348)	2,494,916
Net loss attributable to Foundation Healthcare	$(9,001,548)	$4,717,014	$(11,384,307)	$3,580,366

Discussion of Three Month Period Ended June 30, 2016 and 2015

Patient services revenue decreased $1.6 million, or 5.3%, during the three months ended June 30, 2016 compared with the second quarter of 2015. The decrease was primarily due to:

●

A decrease in average reimbursement per surgical case at FSH El Paso driven by a reduced case mix of lower revenue surgical cases, primarily spine procedures, which resulted in a decrease of $9.0 million.  Revenue per case at FSH El Paso decreased by $4,500 per inpatient case and $3,300 per outpatient case during the second quarter of 2016 compared to average revenue per case in the second quarter of 2015;

●

A change in the billing codes for toxicology tests at our reference lab at FSH El Paso resulted in a reduction in revenue per test of $550 on approximately 5,400 tests resulting in a reduction in toxicology revenue of $3.2 million for the second quarter of 2016 compared to the second quarter of 2015; and

●	A decrease in surgical case volume at Foundation Bariatric Hospital of San Antonio, LLC (“FSH San Antonio”) resulting in a decrease of $0.7 million.

These decreases were partially offset by the addition of FSH Houston in 2016, which provided $11.3 million in patient service revenue in the second quarter of 2016.

Provision for doubtful accounts increased $0.4 million, or 18.2%, during the three months ended June 30, 2016 compared with the second quarter of 2015. Provision for doubtful accounts as a percent of patient services revenue was 9.1% and 7.2% for the second quarter of 2016 and 2015, respectively.  The addition of the FSH Houston also resulted in an increase of $2.1 million and there was a $0.1 million increase at FSH San Antonio.  The increases were offset by a decrease in provision for doubtful accounts at FSH El Paso of $1.8 million related the lower revenues in the second quarter of 2016.

Management fees from affiliates decreased $0.4 million, or 20.0%, during the three months ended June 30, 2016 compared with the second quarter of 2015. The decrease is due to lower collections at FSH San Antonio and FSH El Paso resulting in $0.8 million and lower collections at the ASC facilities resulting in $0.3 million.  This was offset by fees from 99 Mgmt. of $0.7 million in the second quarter of 2016.

Other revenue decreased $2.2 million, or 115.8%, during the three months ended June 30, 2016 compared with the second quarter of 2015. The decrease is due to a $1.0 million Medicare EHR recoupment in the second quarter of 2016 at FSH El Paso, related to a 2013 meaningful use payment and a $1.2 million gain recorded in May 2015 resulting from the sale of our equity interest in Houston Orthopedic Surgical Hospital (“HOSH”).

Income from equity investments in affiliates in the second quarter of 2016 approximated the second quarter of 2015.

Salaries and benefits increased $4.5 million, or 57.0%, to $12.4 million from $7.9 million during the three months ended June 30, 2016, compared with the second quarter of 2015. The increase is due to the addition of the FSH Houston resulting in $5.1 million, offset by decreases of $0.2 million, $0.3 million and $0.1 million at FSH San Antonio, FSH El Paso and corporate, respectively, due to lower staff levels.

Supplies expense increased $2.1 million, or 28.4%, to $9.5 million from $7.4 million during the three months ended June 30 2016, compared with the second quarter of 2015. The increase is due to the addition of the FSH Houston adding in $3.3 million which was offset by a decrease of $0.6 million at both FSH El Paso and FSH San Antonio primarily due to case mix at FSH El Paso and lower volumes at FSH San Antonio.

Other operating expenses decreased $0.1 million, or 0.7%, to $13.3 million from $13.4 million during the three months ended June 30, 2016, compared with the second quarter of 2015. The decrease is due to a $5.9 million reduction in outsource fees related to the toxicology reference laboratory services at FSH El Paso offset by an increase due to the addition of FSH Houston and 99 Mgmt resulting in $4.5 million and $0.6 million, respectively.  Additionally, corporate overhead increased by $0.5 million due to legal costs incurred related to the acquisition of FSH Houston and consulting fees related to the review of central billing office procedures at FSH Houston and increases in various operating expenses at FSH San Antonio of $0.2 million.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $1.4 million, or 107.7%, to $2.7 million from $1.3 million during the three months ended June 30, 2016, compared with the second quarter of 2015.  The increase is due to the addition of the FSH Houston.

Net other (income) expense represents primarily interest expense on borrowings reduced by interest income earned on cash and the gain or loss on the sale of equity investments in affiliates and gains or losses on certain asset dispositions. During the three months ended June 30, 2016, we had net other income of $1.2 million versus net other expense of $0.3 million during the second quarter of 2015.  The increase is due to the gain on the sale of our equity investment in Summit hospital of $2.2 million offset by an increase in interest expense of $0.7 million.  The increase in interest expense is primarily due to the addition of FSH Houston.

Discontinued operations represent the equity in earnings of GCCP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCCP and the related earnings were classified as discontinued in 2015 as the sale of our GCCP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the three months ended June 30, 2016 and 2015 are summarized below:

	2016	2015
Revenues:
Equity in earnings of GCCP	$—	$24,784
Sleep operations	—	—
Total revenues	$—	$24,784
Net income (loss) before taxes:
GCCP	$—	$24,784
Sleep operations	(4,320)	15,341
Gain on sale of equity investment in GCCP	—	6,331,048
Income tax (provision) benefit	—	(2,514,038)
Net income (loss) from discontinued operations, net of tax	$(4,320)	$3,857,135

Noncontrolling interests were allocated $1.3 million of net loss during the three months ended June 30, 2016 compared to $1.1 million of net income during the second quarter of 2015. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, FSH El Paso and FSH San Antonio.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $9.0 million during the second quarter of 2016, compared to net income of $4.7 million during the second quarter of 2015.

Discussion of Six Month Period Ended June 30, 2016 and 2015

Patient services revenue increased $8.9 million, or 15.3%, during the six months ended June 30, 2016 compared with the first six months of 2015. The increase was primarily due to:

●	The addition of the FSH Houston, which resulted in an increase of $23.3 million.

The offsetting decrease in patient services revenue is due to:

●

A decrease in average reimbursement per surgical case at FSH El Paso driven by a reduced case mix of lower revenue surgical cases, primarily spine procedures, which resulted in a decrease of $10.4 million.  Revenue per case at FSH El Paso decreased by $4,500 per inpatient case and $3,300 per outpatient case during the first six months of 2016 compared to average revenue per case in the first six months of 2015;

●

A change in the billing codes for toxicology tests at our reference lab at FSH El Paso resulted in a reduction in revenue per test of $550 on approximately 5,400 tests resulting in a reduction in toxicology revenue of $3.2 million for the first six months of 2016 compared to the first six months of 2015; and

●	A decrease in surgical case volume, during the six months ended June 30, 2016, at Foundation Bariatric Hospital of San Antonio, LLC (“FSH San Antonio”) resulting in a decrease of $0.8 million.

Provision for doubtful accounts increased $1.9 million, or 73.1%, during the six months ended June 30, 2016 compared with the first six months of 2015. Provision for doubtful accounts as a percent of patient services revenue was 6.7% and 4.5% for the first six months of 2016 and 2015, respectively.  The increase was due to the addition of the FSH Houston of $2.5 million and an increase in the reserve at FSH San Antonio of $0.5 million compared to the first half of 2015.  This was partially offset by a reduction in the provision for doubtful accounts at FSH El Paso of $1.1 million due in part to the adjustments related to the change in toxicology lab rates.

Management fees from affiliates decreased $0.6 million, or 18.8%, during the six months ended June 30, 2016 compared with the first six months of 2015. The decrease is due to lower collections at FSH El Paso and FSH San Antonio resulting in $1.0 million and lower collections at our managed ASCs resulting in $0.3 million, offset by management fees from 99 Mgmt. of $0.7 million.

Other revenue decreased $1.8 million, or 66.7%, during the six months ended June 30, 2016 compared with the first six months of 2015.  The decrease is primarily due to a $1.0 million Medicare EHR recoupment in the second quarter of 2016 at FSH El Paso, related to a 2013 meaningful use payment and a $1.2 million gain recorded in May 2015 resulting from the sale of our equity interest in Houston Orthopedic Surgical Hospital (“HOSH”).  This was partially offset by various differences in other revenue at FSH San Antonio and FSH El Paso totaling $0.4 million.

Income from equity investments in affiliates in the first six months of 2016 approximated the first six months of 2015.

Salaries and benefits increased $10.5 million, or 66.9%, to $26.2 million from $15.7 million during the six months ended June 30, 2016, compared with the first six months of 2015. The increase is due to the addition of the FSH Houston resulting in $10.9 million, which was offset by a decreases of $0.1 million, $0.2 million and $0.1 million at our corporate, FSH San Antonio and FSH El Paso locations respectively.

Supplies expense increased $3.6 million, or 26.6%, to $17.1 million from $13.4 million during the six months ended June 30 2016, compared with the first six of 2015. The increase is due to the addition of the FSH Houston resulting in $4.8 million which was offset by a decrease of $0.5 million at FSH San Antonio due to lower volumes and FSH El Paso of $0.7 million due to a combination of changes in case mix and lower volumes.

Other operating expenses increased $2.6 million, or 9.5%, to $30.1 million from $27.5 million during the six months ended June 30, 2016, compared with the first six months of 2015. The increase is due to the addition of the FSH Houston and 99 Mgmt. resulting in $8.1 million and $0.6 million respectively, an increase at corporate of $0.5 million related to legal and consulting fees incurred for the acquisition of FSH Houston and an increase of $0.2 million at FSH San Antonio.  The increases were offset by a $6.8 million decrease in outsource fees related to the toxicology reference laboratory services at FSH El Paso.

Depreciation and amortization represents the depreciation expense associated with our fixed assets and the amortization attributable to our intangible assets. Depreciation and amortization increased $2.7 million, or 100.0%, to $5.4 million from $2.7 million during the six months ended June 30, 2016, compared with the first six months 2015.  The increase is due to the addition of the FSH Houston resulting in $2.8 million which was offset by a reduction at corporate of $0.1 million.

Net other (income) expense represents primarily interest expense on borrowings reduced by interest income earned on cash and the gain or loss on the sale of equity investments in affiliates. During the six months ended June 30, 2016, we had net other income of $0.2 million versus net other expense of $0.6 million during the first six months of 2015.  The increase is due to the gain on the sale of our equity investment in Summit hospital of $2.2 million and an increase of $0.2 million at FSH Houston FSH El Paso offset by an increase in interest expense of $1.6 million.  The increase in interest expense is primarily due to the addition of FSH Houston and additional interest expense at corporate.

Discontinued operations represent the equity in earnings of GCCP and the operations of our independent diagnostic testing facilities (“IDTF”) which were classified as held for sale in 2013. Our equity investment in GCCP and the related earnings were classified as discontinued in 2015 as the sale of our GCCP interest was part of our strategic shift to focus on majority owned investments. The results from our discontinued operations for the six months ended June 30, 2016 and 2015 are summarized below:

	2016	2015
Revenues:
Equity in earnings of GCCP	$—	$24,784
Sleep operations	—	—
Total revenues	$—	$24,784
Net income (loss) before taxes:
GCCP	$—	$24,784
Sleep operations	(16,081)	(70,737)
Gain on sale of equity investment in GCCP	—	6,331,048
Gain on sale of building in GCCP	—	—
Income tax (provision) benefit	—	(2,514,038)
Net income (loss) from discontinued operations, net of tax	$(16,081)	$3,771,057

Noncontrolling interests were allocated $0.5 million of net loss during the six months ended June 30, 2016 compared to $2.5 million of net income during the first six months of 2015. Noncontrolling interests are the equity ownership interests, held by outside investors, in our majority owned hospital subsidiaries, FSH El Paso and FSH San Antonio.

Net income (loss) attributable to Foundation Healthcare. Our operations resulted in a net loss of $11.4 million during the first six months of 2016, compared to net income of $3.6 million during the first six months of 2015.

Liquidity and Capital Resources

Generally our liquidity and capital resource needs are funded from operations, loan proceeds, equity offerings and more recently, lease and other real estate financing transactions. As of June 30, 2016, our liquidity and capital resources included cash of $1.1 million and working capital deficit of $4.5 million. We have a working capital deficit of $5.4 million after adjusting for $0.9 million of redemption payments due to preferred noncontrolling interest holders in October 2016. As of December 31, 2015, our liquidity and capital resources included cash of $5.1 million and a working capital of $7.8 million (adjusted for $0.9 million of redemption payments due to preferred interest holders during 2016).

Cash used in operating activities from continuing operations was $5.3 million during the six months ended June 30, 2016 compared to the first six months of 2015 when cash provided by operating activities from continuing operations was $3.9 million. During the six months ended June 30, 2016, the primary uses of cash from operating activities from continuing operations were cash generated by income from continuing operations (net loss reduced by non-cash items) of $4.9 million and increases in accounts receivable and prepaids and other current assets of $13.3 million. During the six months ended June 30, 2016, the primary sources of cash from continuing operations were decreases in supplies inventories, receivables from affiliates and other assets of $0.3 million and increases in accounts payable, accrued liabilities and other current and noncurrent liabilities of $12.7 million. During the six months ended June 30, 2015, the primary sources of cash from continuing operations were cash generated by income from continuing operation (net income increased by non-cash items) of $7.2 million, a decrease in receivables from affiliates and prepaid and other current assets of $1.0 million and increases in accrued liabilities and other current and noncurrent liabilities of $1.9 million.  The primary uses of cash from continuing operations, were increases in accounts receivables and other assets totaling $4.5 million and a decrease in accounts payable totaling $1.7 million.

Cash used by operating activities from discontinued operations was $7,000 during the six months ended June 30, 2016 compared to the first six months of 2015 when cash used in operating activities from discontinued operations was $0.6 million.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2016 was $0.8 million compared to the first six months of 2015 when net cash provided by investing activities from continuing operations was $0.6 million. Investing activities during the first six months of 2016 were primarily related to proceeds from the sale of our equity investment the Summit hospital totaling $2.2 million and distributions received from equity investments of $0.8 million which were offset by purchases of property and equipment of $2.0 million. During the six months ending June 30, 2016, we used $0.2 million in cash for the purchase of 99 Mgmt, net of the cash received. Investing activities during the first six months of 2015 were primarily related to distributions received from equity investments of $1.2 million which were offset by purchases of property and equipment, net of disposals, of $0.6 million.

There were no investing activities from discontinued operations during the first six months of 2016.  Cash provided by investing activities from discontinued operations for the six months ended June 30, 2015 was $8.3 million and was comprised of the proceeds we received from the sale of our equity investment in GCPP. We used $7.0 million of the proceeds to pay down our senior debt.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2016 was $0.5 million compared to the first six months of 2015 when net cash used in financing activities from continuing operations was $11.0 million. During the six months ended June 30, 2016 and 2015, we received debt proceeds of $5.9 million and $1.9 million, respectively, and we made debt payments of $4.0 and $9.9 million, respectively. During the six months ended June 30, 2016 and 2015, we made distributions to noncontrolling interests of $1.2 million and $1.8 million, respectively. During the six months ended June 30, 2016 and 2015, we paid preferred noncontrolling dividends of $0.3 and $0.4 million, respectively.  During the six months ended June 30, 2015, we made preferred noncontrolling interest redemptions of $0.9 million.

There were no financing activities from discontinued operations during the first six months of 2016 or 2015.

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

As of June 30, 2016, we had an accumulated deficit of $43.8 million and a working capital deficit of $5.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2016). During the six months ended June 30, 2016, we generated a net loss attributable to Foundation Healthcare common stock of $11.7 million and used $5.3 million in cash flow from operating activities from continuing operations. As of June 30, 2016, we had cash and cash equivalents of $1.1 million and no availability under a $15.5 million line of credit from its senior lender. Based the due dates of certain liability and debt payments, management projects that we may not be able to meet all of our obligations as they become due over the next twelve months. We plan to meet the projected cash flow shortage from the sale of certain assets, the projected increase in revenues and reduction in expenses at our hospitals.

If we are unable to sell assets, increase revenue or decreases expenses as described above, we may be forced to obtain extensions on existing debt and other obligations as they become due over the next twelve months. Although we have historically been successful in obtaining extensions, there is no assurance that we will be able to obtain them in the future. In addition, we may choose to raise additional funds through the sale of equity or assets, but there is no assurance that we will be successful in completing such actions.

If we are not able to sell certain assets, generate additional revenue or reduce expenses at our hospitals, do not obtain extensions on some of our debt or other obligations during the next twelve months or if we are not able to raise additional funds through the sale of equity or assets, we may not have sufficient cash on hand or generate sufficient cash flow from operations to meet our cash requirements over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Senior Credit Facility

Effective December 31, 2015, the Company entered into a Credit Agreement (the “Senior Credit Facility”) with Texas Capital Bank, National Association serving as the lead bank along with two other commercial banks (collectively “Senior Lenders”).  The Senior Credit Facility replaced and consolidates all of the Company’s and the Company’s subsidiaries’ debt in the principal amount of $28.4 million, which is referred to as the Term Loan, and provides for an additional revolving loan in the amount of $15.5 million, which is referred to as the Revolving Loan.  The Company has also entered into a number of ancillary agreements in connection with the Senior Credit Facility, including deposit account control agreements, subsidiary guarantees, security agreements and promissory notes.

Maturity Dates.  The Term Loan matures on December 30, 2020 and the Revolving Loan matures on December 30, 2018.

Interest Rates.  Borrowings under the Senior Credit Facility are made, at the Company’s option, as either Base Rate loans or LIBOR loans.  “Base Rate” for any day is the highest of (i) the Prime Rate, (ii) the Federal Funds Rate plus one half of one percent (0.5%), and (iii) Adjusted LIBOR plus one percent (1.00%).  LIBOR loans are based on either the one month, two month or three month LIBOR rate at the Company’s option.  From August 19, 2016 to June 30, 2017, all outstanding amounts under the Senior Credit Facility shall bear interest based on the Base Rate and the Base Rate shall not at be less than 3.5%.  The interest rate is either a Base Rate or LIBOR plus the Applicable Margins based on our Senior Debt to EBITDA Ratio, as defined.

The Applicable Margins are as follows:

Pricing Level	Senior Debt to EBITDA Ratio	Base Rate Portion	LIBOR Portion and Letter of Credit Fee	Commitment Fee
1	< 2.0 : 1.0	2.75%	3.75%	0.375%
2	≥ 2.0 : 1.0 but < 2.5 : 1.0	3.00%	4.00%	0.375%
3	≤ 2.5 : 1.0	3.25%	4.25%	0.375%

The Applicable Margin in effect will be adjusted within 45 days following the end of each quarter based on the Company’s Senior Debt to EBITDA ratio.  The Senior Debt to EBITDA Ratio is calculated by dividing all of our senior indebtedness (excluding capital lease obligations for Foundation Surgical Hospital of Houston), that is by the Company’s EBITDA for the preceding four fiscal quarters.  EBITDA is defined in the Senior Credit Facility as the Company’s net income plus (b) the sum of the following: interest expense; income taxes; depreciation; amortization; extraordinary losses determined in accordance with GAAP; cash and noncash stock compensation expense; and other non‑recurring expenses reducing such net income which do not represent a cash item in such period or any future period, minus (c) the sum of the following: income tax credits; extraordinary gains determined in accordance with GAAP; and all non‑recurring, non‑cash items increasing net income.

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

Financial Covenants:

Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Debt to EBITDA Ratio, not in excess of 3.50 to 1.00.  Thereafter, the Company must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of June 30, 2016, the Company’s Debt to EBITDA Ratio was 7.21.

Senior Debt to EBITDA Ratio.  As of December 31, 2015, the Company must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00.  Thereafter, the Company must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.50 to 1.00

for the fiscal quarters ending June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.  As of June 30, 2016, the Company’s Senior Debt to EBITDA Ratio was 6.23.

Pre-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter (excluding the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017) a Pre-Distribution Fixed Charge Coverage Ratio in excess of 1.30 to 1.00.  As of June 30, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 0.63.

Post-Distribution Fixed Charge Coverage Ratio.  The Company must maintain as of the last day of any fiscal quarter (excluding the fiscal quarters ending September 30, 2016, December 31, 2016 and March 31, 2017), a Post-Distribution Fixed Charge Coverage Ratio in excess of 1.05 to 1.00.  As of June 30, 2016, the Company’s Pre-Distribution Fixed Charge Coverage Ratio was 0.48.

EBITDA.  The Company must have EBITDA of at least $1,750,000 for the fiscal quarter ending September 30, 2016 and $4,250,000 for the fiscal quarter ending December 31, 2016 and each quarter thereafter.

Capital Expenditures.  The Company shall not make capital expenditures in excess of $5,000,000 during any fiscal year.

As of June 30, 2016, the Company was not in compliance with the Senior Credit Facility financial covenants; however the Senior Lenders have waived the financial covenant violations.  As described above, the Senior Lenders have modified the financial covenants for the remainder of 2016.  There is no assurance that the Senior Lenders will waive any future violations of the financial covenants.

Collateral.  Payment and performance of the Company’s obligations under the Senior Credit Facility are secured in general by all of the Company and the Company’s guarantors’ assets.

Negative Covenants.  The Senior Credit Facility has restrictive covenants that, among other things, limits or restricts the Company’s ability to do the following without the consent of the Senior Lenders:

•	Incur additional indebtedness;
•	Create or incur additional liens on the Company’s assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of the Company’s equity interests;
•	Make loans and investments;
•	Issue equity, except for stock compensation awards to employees;
•	Engage in transaction with affiliates;
•	Dispose of the Company’s assets, except for certain approved assets;
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to debtors other than the Senior Lenders.

Defaults and Remedies.  In addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of the Company’s management agreements that represent more than 10% of the Company’s management fees for the preceding 18 month period.  In the event of a monetary default, all of the Company’s obligations due under the Senior Credit Facility shall become immediately due and payable.  In the event of a non-monetary default, the Company has 10 days or in some cases three days to cure before the Senior Lenders have the right to declare the Company’s obligations due under the Senior Credit Facility immediately due and payable.

Modification and Waiver.  On May 11, 2016, the Company entered into a Loan Modification Agreement and Waiver with its Senior Lenders (“Senior Credit Modification One”).  Under the Senior Credit Modification One, the Company’s Revolving Loan was increased from $12.5 million to $15.5 million.  The $3.0 million of borrowing represents a temporary advance that must be repaid by July 31, 2016 (the “Temporary Advance”).  In addition, the Senior Lenders consented to the sale of certain of the Company’s assets and waived certain technical defaults in the Senior Credit Facility related to timing deadlines for certain financial information provided by the Company to the Senior Lenders for the UGH Acquisition.  On August 19, 2016, the Company entered into a Loan

Modification Agreement and Waiver with its Senior Lenders (“Senior Credit Modification Two”).  Under the Senior Credit Modification Two, the Senior Lenders waived the financial covenant violations for the fiscal quarter ended June 30, 2016 and modified the financial covenants for the fiscal quarters ending September 30, 2016 and December 31, 2016 by replacing the Debt to EBITDA Ratio, Senior Debt to EBITDA Ratio, and Pre and Post Distribution Fixed Charge Coverage Ratios with the EBITDA covenant.  In addition, the Senior Lenders extended the due date for the repayment of the Temporary Advance to January 15, 2017.  During the period from August 19, 2016 to June 30, 2017, the Senior Credit Modification Two prohibits the Company from making any interest or redemption payments to its preferred noncontrolling interest holders and prohibits the Company from making any payments on the $7.9 million subordinated note payable.  Under the Senior Credit Modification Two, the Company must also maintain total cash balances in excess of $2 million (“Minimum Cash Balances”) and the Company’s total accounts payable past due by 91 days or more must be less than $6.3 million.

Contractual Obligations

Our future commitments under contractual obligations by expected maturity date at June 30, 2016 are as follows:

	< 1 year	1-3 years	3-5 years	> 5 years	Total
Short-term debt (1)	$425,814	$—	$—	$—	$425,814
Long-term debt (1)	14,067,601	34,304,389	19,446,607	—	67,818,597
Capital building lease	2,319,973	4,639,150	4,637,946	34,913,822	46,510,891
Operating leases	12,912,967	25,803,436	25,760,038	77,464,874	141,941,315
Other long term liabilities	—	—	—	—	—
Preferred noncontrolling interests (2)	1,431,186	6,181,600	—	—	7,612,786
Total	$31,157,541	$70,928,575	$49,844,591	$112,378,696	$264,309,403
(1)	Includes principal and interest obligations.
(2)	Represents the redemption obligation, including interest, of our preferred noncontrolling interests.

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

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that these disclosure controls and procedures are effective, except for the following material weakness:

During the second quarter of 2016, we identified a material weakness in our controls over financial reporting, as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted from our inability to file our quarterly report on Form 10-Q within the required time frame. Specifically, we did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge and experience to properly prepare our quarterly report in a timely fashion.

Plan for Remediation of Material Weakness

We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weakness identified. We have hired temporary personnel with the appropriate level of accounting knowledge and experience and are in the process of hiring personnel on a permanent basis. We are also designing additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside of the ordinary course of business.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below:

On December 31, 2015, we completed our acquisition of UGH.  We have extended our oversight and monitoring processes that support our internal control over financial reporting to include UGH’s operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Aetna Life Insurance Company v. Huntingdon Valley Surgery Center, Foundation Surgery Affiliates, LLC and Foundation Management Affiliates, LLC, Case No. 13-3101, United States District Court for the Eastern District of Pennsylvania. On December 2, 2013, Aetna Life Insurance Company (“Aetna”) filed a complaint against Huntingdon Valley Surgery Center (“HVSC”) and the Foundation defendants alleging that the Foundation defendants impose on the ASCs that they manage an unlawful “out of network business model” by means of which the defendants offer illegal inducements to physicians and patients to drive patient referrals to HVSC, which does not have a contract with Aetna and could therefore charge higher rates for its services. Aetna is asserting violations of Pennsylvania’s anti-kickback statute by all defendants, conspiracy to violate Pennsylvania’s anti-kickback statute by all defendants, insurance fraud, aiding and abetting insurance fraud, tortious interference with the contracts between Aetna and its in-network physicians. Aetna has reached a settlement with HVSC. On the Aetna claims against the Foundation defendants, the Court has granted the Foundation defendants a partial summary judgment on all such claims except tortious interference. In April 2016, Aetna appealed the decision to the U.S. Court of Appeals for the Third Circuit.

United States of America ex rei. Mary Dupont, M.D., Relator, v. Metropolitan Medical Partners LLC. d/b/a Surgery Center of Chevy Chase; Surgical Synergies, Inc.; Foundation Surgery Affiliates, LLC; and Foundation Healtlzcare, Inc., Case No. No. 13-cv-03590-PJM, U.S. District Court for the District of Maryland, Greenbelt Division. In November, 2013, the relator, Mary Dupont, M.D. (“Dupont”), filed under seal a False Claims Act (“FCA”) or “qui tam” complaint initiating this action. On October 30, 2014, the federal government filed a Notice of Election to Decline Intervention and on November 12, 2014, the Court entered an Order unsealing the Dupont complaint. Dupont filed her First Amended Complaint on June 19, 2015. Dupont, a urologist and physician-investor in an ambulatory surgery center in Chevy Chase, Maryland (the “Center”), alleged that the Center, in concert with defendant Surgical Synergies, Inc. (“SSI”) and the Foundation defendants, effectively shut her out of her practice at the Center by imposing a 75 procedure-per-year quota on procedures performed at the Center, and, barring her from performing an allegedly unprofitable procedure involving the surgical implantation of a mesh sling. The First Amended Complaint alleged claims including Medicare fraud, Presentation of False Claims, and violations of the Maryland False Health Claims Act. ln August 2015, all defendants, including the Foundation defendants, moved to dismiss the First Amended Complaint and argued that the First Amended Complaint failed to state a claim for relief as against them under Federal Rules of Civil Procedure 12(b)(6) and 9(b) because Dupont failed to plead the requisite details of any specific false claim with particularity, failed to adequately plead any conspiracy to violate the FCA, and failed to sufficiently plead any violation of the federal anti-kickback statute, which constituted the alleged substantive basis of her FCA claims. The Foundation defendants also argued that the FCA claims against them should be dismissed for lack of subject matter jurisdiction. In September 2015, Dupont filed a Second Amended Complaint by consent, making limited factual modifications to her pleading and reasserting the claims made in the First Amended Complaint. In October 2015, all defendants, including the Foundation defendants, filed motions to dismiss the Second Amended Complaint on essentially the same grounds as were asserted against the First Amended Complaint. On February 3, 2016, the Court granted Defendants' motions to dismiss in part, dismissing with prejudice Dupont’s claim under the Maryland False Health Claims Act and dismissing without prejudice Dupont’s “Economic Loss” claim. The Court's February 3, 2016 Order did not reach the merits of Defendants’ motions to dismiss the remaining counts, but instead granted Dupont leave to file a Third Amended Complaint which was done in March 2016. In April 2016, Defendants filed a motion to dismiss. A hearing on the motion to dismiss has been rescheduled for September 20, 2016.

In the normal course of business, we may become involved in litigation or in legal proceedings. Including the litigation described above, we are not aware of any such litigation or legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K, except as follows:

We will require significant amounts of additional financing to execute our business plan and fund our other liquidity needs.  If our operating results do not meet or exceed our projections, we may be unable to continue operations and could be forced to substantially curtail operations or cease operations all together.

As of June 30, 2016, we had an accumulated deficit of $43.8 million and a working capital deficit of $5.4 million (adjusted for redemption payments of $0.9 million payable to preferred noncontrolling interest holders in October 2016). During the six months ended June 30, 2016, we generated a net loss attributable to Foundation Healthcare common stock of $11.7 million and used $5.3 million in cash flow from operating activities from continuing operations. As of June 30, 2016, we had cash and cash equivalents of $1.1 million and we have no availability under a $15.5 million line of credit from its senior lender. Based the due dates of certain liability and debt payments and preferred noncontrolling interests redemption requirements, management projects that we may not be able to meet all of our obligations as they become due over the next twelve months. We plan to meet the projected cash flow shortage from the sale of certain assets and projected increase in revenues and decreases in expenses at our hospitals.

If we are unable to sell assets, increase revenue or decrease expenses as described above, we may be forced to obtain extensions on existing debt and other obligations as they become due over the next twelve months. Although we have historically been successful in obtaining extensions, there is no assurance that we will be able to obtain them in the future. In addition, we may choose to raise additional funds through the sale of equity or assets, but there is no assurance that we will be successful in completing such actions.

If we are not able to sell certain assets, generate additional revenue or reduce expenses at our hospitals, do not obtain extensions on some of our debt or other obligations during the next twelve months or if we are not able to raise additional funds through the sale of equity or assets, we may not have sufficient cash on hand or be able to generate sufficient cash flow from operations to meet our cash requirements over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have a bank credit facility of approximately $41 million and we may not maintain compliance with certain financial covenants. These covenants and other provisions of the credit facility could also have a negative impact on our liquidity or restrict our activities.

Under the Loan Agreement covering the Senior Credit Facility we agreed to continuously maintain compliance with the following financial covenants (collectively referred to as “Debt Ratios”):

Debt to EBITDA Ratio. As of December 31, 2015, we must maintain a Debt to EBITDA Ratio not in excess of 3.50 to 1.00. Thereafter, we must maintain a Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.25 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.75 to 1.00 for the fiscal quarters ending March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.50 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.25 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.

Senior Debt to EBITDA Ratio. As of December 31, 2015, we must maintain a Senior Debt to EBITDA Ratio not in excess of 3.00 to 1.00. Thereafter, we must maintain a Senior Debt to EBITDA Ratio as of the last day of any fiscal quarter, not in excess of (a) 3.00 to 1.00 for the fiscal quarters ending December 31, 2015, March 31, 2016 and June 30, 2016; (b) 2.50 to 1.00 for the fiscal quarters ending March 31, 2017, June 30, 2017 and September 30, 2017; (c) 2.25 to 1.00 for the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018; and (d) 2.00 to 1.00 for the fiscal quarter ending December 31, 2018 and at the end of each fiscal quarter thereafter.

Pre-Distribution Fixed Charge Coverage Ratio. We must maintain as of the last day of any fiscal quarter a Pre-Distribution Fixed Charge Coverage Ratio not in excess of 1.30 to 1.00.

Post-Distribution Fixed Charge Coverage Ratio. We must maintain as of the last day of any fiscal quarter, a Post-Distribution Fixed Charge Coverage Ratio not in excess of 1.05 to 1.00.

EBITDA.  The Company must have EBITDA of at least $1,750,000 for the fiscal quarter ending September 30, 2016 and $4,250,000 for the fiscal quarter ending December 31, 2016.

As of June 30, 2016, we were not in compliance with the Debt Ratios. Our Senior Lenders waived the noncompliance with the Debt Ratios and modified the Debt Ratios for the fiscal quarters ending September 30, 2016 and December 31, 2016.  Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources –Senior Credit Facility for discussion of the classification of the debt owed to the Senior Lenders.  There is no assurance that the Senior Lenders will waive any future violations of the Debt Ratios.

In addition to these financial covenants, the Senior Credit Facility also contains various other provisions that limit our ability to engage in specified types of transactions. The Senior Credit Facility has restrictive covenants that, among other things, restricts our ability to do the following without the consent of the Senior Lenders:

•	Incur additional indebtedness;
•	Create or incur additional liens on our assets;
•	Engage in mergers or acquisitions;
•	Pay dividends or make any other payment or distribution in respect of our equity interests;
•	Make loans and investments;
•	Issue equity;
•	Engage in transaction with affiliates;
•	Dispose of our assets; and
•	Engage in any sale and leaseback arrangements; and
•	Prepay debt to borrowers other than the Senior Lenders.

A breach of any of these covenants could result in a default under the Senior Credit Facility.

Moreover, in addition to the general defaults of failure to perform our obligations under the Loan Agreement, events of default also include the occurrence of a change in control, as defined, and the loss of our Medicare or Medicaid certification, collateral casualties, entry of a uninsured judgment of $500,000 or more, failure of first liens on collateral and the termination of any of our management agreements that represent more than 10% of our management fees for the preceding 18 month period. In the event of a monetary default, all of our obligations due under the Senior Credit Facility shall become immediately due and payable. In the event of a non-monetary default, we have 10 days, or in some cases three days, to cure before the Senior Lenders have the right to declare our obligations due under the Senior Credit Facility immediately due and payable. If the Senior Lenders accelerate the payment of outstanding principal and interest, we will need to file a current report on Form 8-K with the SEC disclosing the event of default and the acceleration of payment of all principal and interest. In addition, we do not expect to be able to pay all outstanding principal and interest if the Senior Lenders accelerate the due dates for such amounts. Since we have granted the Senior Lenders a security interest in all of our assets, the Senior Lenders could elect to foreclose on such assets. If the Senior Lenders declare an event of default and/or accelerate the payment of our obligations under the Senior Credit Facility, then the disclosure of such fact may cause a material decrease in the price of our stock. The declaration of an event of default and the move to foreclose on our assets may cause a material adverse effect on our ability to operate our business in the ordinary course of business as well as a material adverse effect on our liquidity, results of operations and financial position.

Our overall leverage and the terms of the Senior Credit Facility could:

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

On June 20, 2016, we extended the maturity date of warrants issued in a public offering on June 20, 2011, covering 711,546 shares of our common stock, from June 20, 2016 to June 20, 2017.

The financial results included in this quarterly report on Form 10-Q include changes from the financial results we released on August 15, 2016.  The primary differences include:

•

At August 15, 2016, we had not executed the Senior Credit Modification Two and as a result all of the debt owed to our Senior Lenders was classified as current.  As a result of executing the Senior Credit Modification Two, the debt owed to our Senior Lenders is now classified as long-term except for the current portion due over the next twelve months;

•

During the three months ended June 30, 2016, we identified an adjustment to the preliminary purchase accounting numbers used for the FSH Houston acquisition.  Subsequent to our earnings release, we determined that the adjustment should be recorded in current operations.  The change resulted in a reduction to goodwill and patient services revenues of $1.3 million; and

•	We made certain reclassifications between balance sheet accounts.

On August 24, 2016, Hugh King, our Chief Financial Officer, announced his retirement from the Company effective December 31, 2016.  Mr. King will continue to serve in his capacity as Chief Financial Officer through December 31, 2016.  We are in the process of selecting his replacement.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit No.	Description
4.1+	Form of Amended and Restated Warrant Agreement dated June 20, 2016 issued pursuant to the Underwriting Agreement dated June 14, 2011.
31.1+	Certification of Stanton Nelson, Principal Executive Officer of Registrant.
31.2+	Certification of Hubert King, Principal Financial Officer of Registrant.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Stanton Nelson, Principal Executive Officer of Registrant.
32.2+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Hubert King, Principal Financial Officer of Registrant.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION HEALTHCARE, INC.
(Registrant)
	By:	/S/ STANTON NELSON
Stanton Nelson
Chief Executive Officer
(Principal Executive Officer)
Date: September 2, 2016
	By:	/S/ HUBERT KING
Hubert King
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: September 2, 2016